Form 10-Q
period 2016-06-30
Novocure Ltd
filed 2016-07-28
CIK 1645113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 26, 2016
Ordinary shares, no par value	85,774,774 Shares

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical facts or statements of current condition, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements contained in this report are based on our current plans, expectations, hopes, beliefs, intentions or strategies concerning future developments and their impact on us.  Forward-looking statements contained in this report constitute our expectations or forecasts of future events as of the date this report was filed with the Securities and Exchange Commission and are not statements of historical fact. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Such statements may include words such as “anticipate,” “will,” “estimate,” “expect,” “project,” “intend,” “should,” “plan,” “believe,” “hope,” and other words and terms of similar meaning in connection with any discussion of, among other things, future operating or financial performance, strategic initiatives and business strategies, regulatory or competitive environments, our intellectual property and delivery system research and development. In particular, these forward-looking statements include, among others, statements about:

•	our research and development, clinical trial and commercialization activities and projected expenditures;
•	the further commercialization of Optune®, our first Tumor Treating Fields (“TTFields”) delivery system, and our other TTFields delivery system candidates;
•	our business strategies and the expansion of our sales and marketing efforts in the United States and in other countries;
•	the market acceptance of Optune and our other TTFields delivery systems by patients, physicians, third-party payers and others in the healthcare and scientific community;
•	our plans to pursue the use of TTFields for the treatment of other solid tumor cancers;
•	our estimates regarding revenues, expenses, capital requirements and needs for additional financing;
•	our ability to obtain regulatory approvals for additional indications and any future TTFields delivery systems;
•	our ability to acquire the supplies needed to manufacture our TTFields delivery systems from third-party suppliers;
•	our ability to manufacture adequate supply;
•	our ability to secure adequate coverage from third-party payers to reimburse us for Optune or future TTFields delivery systems;
•	our ability to maintain and develop our intellectual property position;
•	our cash needs; and
•	our prospects, financial condition and results of operations.

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

ii

NovoCure Limited

Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

NOVOCURE LIMITED AND SUBSIDIARIES

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

	June 30,	December 31,
	2016	2015
	Unaudited	Audited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$80,871	$119,423
Short-term investments	119,979	150,001
Restricted cash	99	87
Receivables and prepaid expenses	12,534	10,799
Inventories	21,215	13,594
Total current assets	234,698	293,904

LONG-TERM ASSETS:
Property and equipment, net	8,813	6,552
Field equipment, net	5,850	6,029
Severance pay fund	82	79
Other long-term assets	1,076	772
Total long-term assets	15,821	13,432

TOTAL ASSETS	$250,519	$307,336

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

NOVOCURE LIMITED AND SUBSIDIARIES

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except share data)

	June 30,	December 31,
	2016	2015
	Unaudited	Audited
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Trade payables	$22,007	$16,755
Other payables and accrued expenses	12,611	11,872
Total current liabilities	34,618	28,627

LONG-TERM LIABILITIES:
Long-term loan, net of discount and issuance costs	23,292	23,097
Employee benefit liabilities	2,592	2,057
Other long-term liabilities	3,371	2,735
Total long-term liabilities	29,255	27,889

TOTAL LIABILITIES	63,873	56,516

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Share capital -
Ordinary shares no par value, unlimited shares authorized; issued and outstanding: 85,774,774 shares and 83,778,581 shares at June 30, 2016 and December 31, 2015, respectively	-	-
Additional paid-in capital	652,460	640,406
Accumulated other comprehensive loss	(1,684)	(1,505)
Accumulated deficit	(464,130)	(388,081)
Total shareholders' equity	186,646	250,820

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$250,519	$307,336

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

NOVOCURE LIMITED AND SUBSIDIARIES

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars in thousands (except share and per share data)

	Three months ended June 30,		Six months ended June 30,		Year ended December 31,
	2016	2015	2016	2015	2015
	Unaudited		Unaudited		Audited
Net revenues	$17,919	$6,543	$30,972	$11,751	$33,087
Cost of revenues	9,797	4,750	17,779	8,647	20,610
Impairment of field equipment	6,412	-	6,412	-	-

Gross profit	1,710	1,793	6,781	3,104	12,477

Operating costs and expenses:
Research, development and clinical trials	11,318	12,765	22,763	22,692	43,748
Sales and marketing	14,598	8,866	27,906	15,221	38,861
General and administrative	13,031	7,368	25,287	14,343	33,864

Total operating costs and expenses	38,947	28,999	75,956	52,256	116,473

Operating loss	(37,237)	(27,206)	(69,175)	(49,152)	(103,996)
Financial expenses, net	555	876	1,104	1,467	3,151

Loss before income tax expense	(37,792)	(28,082)	(70,279)	(50,619)	(107,147)
Income tax expense	2,820	1,275	5,770	2,011	4,434

Net loss	$(40,612)	$(29,357)	$(76,049)	$(52,630)	$(111,581)

Basic and diluted net loss per ordinary share	$(0.48)	$(2.36)	$(0.90)	$(4.12)	$(3.67)

Weighted average number of ordinary shares used in computing basic and diluted net loss per share	85,274,683	12,427,442	84,843,028	12,783,881	30,401,603

CONSOLIDATED INTERIM STATEMENTS OF COMPREHENSIVE INCOME

U.S. dollars in thousands

	Three months ended June 30,		Six months ended June 30,		Year ended December 31,
	2016	2015	2016	2015	2015
	Unaudited		Unaudited		Audited
Net loss	$(40,612)	$(29,357)	$(76,049)	$(52,630)	$(111,581)
Other comprehensive loss, net of tax :
Change in foreign currency translation adjustments	56	-	56	-	-
Pension benefit plan	235	-	(235)	-	(1,505)
Total comprehensive loss	$(40,321)	$(29,357)	$(76,228)	$(52,630)	$(113,086)

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

NOVOCURE LIMITED AND SUBSIDIARIES

CONDENSED INTERIM STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

U.S. dollars in thousands (except share data)

	Ordinary shares	Preferred shares	Additional paid-in	Accumulated other comprehensive	Accumulated	Total shareholders'
	Shares	Shares	capital	loss	deficit	equity
Balance as of January 1, 2015 (audited)	13,431,414	58,676,017	$374,375	$-	$(276,500)	$97,875
Share-based compensation to employees	-	-	11,860	-	-	11,860
Exercise of options and warrants	731,665	-	2,038	-	-	2,038
Issuance of Series J preferred shares, net (a)	-	4,068,500	94,599	-	-	94,599
Issuance of shares and options in respect of settlement, net of fair value of shares provided as indemnification	(1,005,210)	-	-	-	-	-
Issuance of ordinary shares upon IPO and exercise of over-allotment, net (b)	7,876,195	-	157,534	-	-	157,534
Conversion of preferred shares to ordinary shares	62,744,517	(62,744,517)	-	-	-	-
Other comprehensive loss, net of tax benefit	-	-	-	(1,505)	-	(1,505)
Net loss	-	-	-	-	(111,581)	(111,581)
Balance as of December 31, 2015 (audited)	83,778,581	-	640,406	(1,505)	(388,081)	250,820
Share-based compensation to employees	-	-	11,093	-	-	11,093
Exercise of options and warrants	1,996,193	-	961	-	-	961
Other comprehensive loss, net of tax benefit	-	-	-	(179)	-	(179)
Net loss	-	-	-	-	(76,049)	(76,049)
Balance as of June 30, 2016 (unaudited)	85,774,774	-	$652,460	$(1,684)	$(464,130)	$186,646

(a) Net of issuance expenses of $319

(b) Net of issuance expenses (including underwriter fees) of $15,742

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

NOVOCURE LIMITED AND SUBSIDIARIES

CONDENSED INTERIM CONSOLIDATED CASH FLOWS

U.S. dollars in thousands

	Three months ended June 30,		Six months ended June 30,		Year ended December 31,
	2016	2015	2016	2015	2015
	Unaudited		Unaudited		Audited
Cash flows from operating activities:
Net loss	$(40,612)	$(29,357)	$(76,049)	$(52,630)	$(111,581)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,407	588	2,510	1,112	3,153
Asset write-downs and impairment of field equipment	6,425	11	6,430	42	46
Accrued interest expense	(637)	307	-	719	672
Share-based compensation to employees	5,637	2,632	11,093	4,444	11,860
Amortization of discount (premium)	(39)	88	(56)	143	329
Increase in receivables and prepaid expenses	(1,672)	(2,079)	(2,208)	(3,026)	(5,088)
Increase in inventories	(4,769)	(1,415)	(7,621)	(5,147)	(10,148)
Increase in other long-term assets	(111)	(161)	(278)	(171)	(381)
Increase in trade payables	2,321	3,757	4,144	3,085	6,961
Increase in other payables and accrued expenses	2,399	3,237	756	518	3,579
Increase in employee benefit liabilities, net	32	-	270	7	133
Increase (decrease) in other long-term liabilities	225	(799)	638	(753)	581
Net cash used in operating activities	$(29,394)	$(23,191)	$(60,371)	$(51,657)	$(99,884)

Cash flows from investing activities:
Purchase of property and equipment	$(2,338)	$(1,808)	$(3,340)	$(2,417)	$(4,667)
Purchase of field equipment	(4,274)	(1,142)	(6,100)	(2,180)	(5,604)
Decrease (increase) in restricted cash	(13)	40	(12)	(33)	(26)
Proceeds from maturity of short-term investments	-	2,000	150,000	47,000	104,000
Purchase of short-term investments	-	(36,995)	(119,728)	(58,992)	(208,998)
Net cash provided by (used in) investing activities	$(6,625)	$(37,905)	$20,820	$(16,622)	$(115,295)

Cash flows from financing activities:
Proceeds from issuance of shares, net	$-	$94,599	$-	$94,599	$252,133
Proceeds from long-term loan, net	17	(920)	17	22,886	22,886
Deferred IPO costs	-	(294)	-	(294)	-
Repayment of other long-term loan	(19)	(15)	(35)	(31)	(63)
Purchase of shares in respect of settlement	-	-	-	(5)	(5)
Exercise of options and warrants	904	16	961	19	2,038
Net cash provided by financing activities	$902	$93,386	$943	$117,174	$276,989

Effect of exchange rate changes on cash and cash equivalents	$56	$-	$56	$-	$-

Increase (decrease) in cash and cash equivalents	(35,061)	32,290	(38,552)	48,895	61,810
Cash and cash equivalents at the beginning of the period	115,932	74,218	119,423	57,613	57,613

Cash and cash equivalents at the end of the period	$80,871	$106,508	$80,871	$106,508	$119,423

Supplemental cash flow activities:
Cash paid during the period for:
Income taxes	$1,587	$171	$3,169	$266	$1,489
Interest	$1,269	$422	$1,933	$428	$1,688

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements

NOVOCURE LIMITED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data)

NOTE 1: ORGANIZATION AND BASIS OF PRESENTATION

Organization.  NovoCure Limited (including its consolidated subsidiaries, the “Company”) was incorporated in Jersey and is principally engaged in the development, manufacture and commercialization of TTFields for the treatment of solid tumors. Since inception, the Company has devoted substantially all of its efforts to developing and commercializing a family of products to deliver TTFields for a variety of solid tumor indications, raising capital and recruiting personnel. The Company has regulatory approvals and clearances in certain countries for Optune, its first TTFields delivery system, to treat glioblastoma (“GBM”). The Company commenced marketing Optune in the United States at the end of 2011, in certain countries in Europe in 2014 and in Japan in 2015.

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

In April 2016, FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. ASU 2016-10 covers two specific topics: performance obligations and licensing. This amendment includes guidance on immaterial promised goods or services, shipping or handling activities, separately identifiable performance obligations, functional or symbolic intellectual property licenses, sales-based and usage-based royalties, license restrictions (time, use, geographical) and licensing renewals. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

In May 2016, FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which is intended to not change the core principle of the guidance in Topic 606, but rather affect only the narrow aspects of Topic 606 by reducing the potential for diversity in practice at initial application and by reducing the cost and complexity of applying Topic 606 both at transition and on an ongoing basis. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

NOTE 2: SHORT-TERM INVESTMENTS

The Company invests in marketable U.S. Treasury Bills (“T-bills”) that are classified as held-to-maturity securities. The amortized cost and recorded basis of the T-bills are presented as short-term investments in the amount of $119,979 and $150,001 as of June 30, 2016 and December 31, 2015, respectively, and their estimated fair value as of June 30, 2016 and December 31, 2015 was $119,845 and $149,978, respectively.

NOTE 3: INVENTORIES

Inventories are stated at the lower of cost or market. The weighted average methodology is applied to determine cost. As of June 30, 2016 and December 31, 2015, the Company’s inventories were composed of:

	June 30,	December 31,
	2016	2015
	Unaudited	Audited
Raw materials	$3,192	$3,518
Work in progress	5,031	4,618
Finished products	12,992	5,458
Total	$21,215	$13,594

NOTE 4: COMMITMENTS AND CONTINGENT LIABILITIES

The facilities of the Company are leased under various operating lease agreements for periods ending no later than 2023. The Company also leases motor vehicles under various operating leases, which expire on various dates, the latest of which is in 2019.

As of June 30, 2016 and December 31, 2015, the Company pledged bank deposits of $381 and $133, respectively, to cover bank guarantees in respect of its leases of operating facilities and obtained guarantees by the bank for the fulfillment of the Company’s lease commitments of $532 and $283, respectively.

NOTE 5: SHARE CAPITAL

For the six months ended June 30, 2016, warrants to purchase 220,316 ordinary shares with an exercise price of $3.59 were exercised, resulting in the issuance of 220,316 ordinary shares, and warrants to purchase 975,644and 888,219 ordinary shares with exercise prices of $18.09 and $3.59 per share, respectively, were cashlessly exercised, resulting in the issuance of 950,637 ordinary shares. For the six months ended June 30, 2016, options to purchase 825,240 ordinary shares were exercised, resulting in the issuance of 825,240 ordinary shares.  For additional information on option exercises, please see Note 6.

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

As of June 30, 2016, 12,898,636 ordinary shares were available for grant under the 2015 Plan.

A summary of the status of the Company’s option plans as of June 30, 2016 and changes during the period then ended is presented below:

	Six months ended June 30, 2016
	Unaudited
	Number of options	Weighted average exercise price
Outstanding at beginning of year	10,134,829	$8.20
Granted	2,127,275	13.86
Exercised	(825,240)	0.21
Forfeited and cancelled	(78,243)	17.86

Outstanding as of June 30, 2016	11,358,621	9.77

Exercisable options	5,586,108	4.86

Vested and expected to vest	11,157,637	$9.71

The fair value of share-based awards was estimated using the Black-Scholes option-pricing model for all grants with the following underlying assumptions:

	Six months ended June 30,		Year ended December 31,
	2016	2015	2015
	Unaudited		Audited
Expected term (years)	6.25	6.25	6.25
Expected volatility	59.80%-61.65%	62.5% - 65.8%	59.00%-65.80%
Risk-free interest rate	1.23%-1.88%	1.75% - 1.9%	1.74%-2.05%
Dividend yield	0%	0%	0%

The total non-cash share-based compensation expense related to all of the Company’s equity-based awards recognized for the three and six months ended June 30, 2016 and 2015 and the year ended December 31, 2015 was:

	Three months ended June 30,		Six months ended June 30,		Year ended December 31,
	2016	2015	2016	2015	2015
	Unaudited		Unaudited		Audited
Cost of revenues	$170	$6	$311	$19	$174
Research, development and clinical trials	839	628	1,602	1,049	2,529
Sales and marketing	1,349	571	2,639	979	2,496
General and administrative	3,279	1,427	6,541	2,397	6,661
Total share-based compensation expense	$5,637	$2,632	$11,093	$4,444	$11,860

In September 2015, the Company adopted an employee share purchase plan (“ESPP”) to encourage and enable eligible employees to acquire ownership of the Company’s ordinary shares purchased through accumulated payroll deductions on an after-tax basis. In the United States, the ESPP is intended to be an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code and the provisions of the ESPP will be construed in a manner consistent with the requirements of such section. The Company intends to begin offerings under the ESPP on August 1, 2016.  As of June 30, 2016, 1,667,785 ordinary shares were available to be purchased by eligible employees under the ESPP and no shares have been offered under the ESPP.

NOTE 7: SUPPLEMENTAL INFORMATION

The Company operates in a single reportable segment.

The following table presents long-lived assets by location:

	June 30,	December 31,
	2016	2015
	Unaudited	Audited
United States	$5,959	$6,600
Switzerland	6,385	4,204
Israel	1,862	1,376
Others	457	401
Total	$14,663	$12,581

The Company’s revenues by geographic region, based on the customer’s location, are summarized as follows:

	Three months ended June 30,		Six months ended June 30,		Year ended December 31,
	2016	2015	2016	2015	2015
	Unaudited		Unaudited		Audited
United States	$16,122	$6,190	$28,135	$11,164	$30,961
Europe, Japan and others	1,797	353	2,837	587	2,126
Total	$17,919	$6,543	$30,972	$11,751	$33,087

NOTE 8: LONG-TERM LOAN, NET OF DISCOUNT AND ISSUANCE COSTS

In January 2015, the Company entered into a five-year term loan agreement and related documents (the “Term Loan Credit Facility”) with a lender to draw up to $100,000. In January 2015, the Company drew $25,000 from the lender. The Company had the option to draw the remaining $75,000 at its option at any time through June 30, 2016. On June 30, 2016, the Company provided to the lender a drawdown notice for the remaining $75,000, and it received funds in July 2016. Following the July 2016 closing, our material outstanding indebtedness under the Term Loan Credit Facility is $100 million.

Interest on the outstanding loan is 10% annually, payable quarterly in arrears. In addition, there is a 1.5% funding fee payable on the amount drawn on the funding date, a 0.75% pay-down fee on all principal amount repayments to be paid on the date such payments of principal are made and a pre-payment fee of 3.0%, 2.0% or 1.0% if the Company prepays outstanding loan amounts prior to the first, second or third year, respectively, from the initial funding date. The entire outstanding principal loan is due on January 2020. The loan is secured by a first priority security interest in substantially all assets of the Company. The Term Loan Credit Facility sets forth certain affirmative and negative covenants with which the Company must comply on a quarterly basis through the term of the loan. As of June 30, 2016, the Company was in compliance with such covenants.

The total discount of $491 and additional issuance costs of $1,739 are presented net of the loan and are amortized to interest expense over the five year term of the loan using the effective interest method.

NOTE 9: IMPAIRMENT OF FIELD EQUIPMENT

The Company received U.S. Food and Drug Administration approval on its premarket approval supplement application to market its second generation Optune System in the United States on July 13, 2016. The Company has begun converting patients in the United States from the first generation Optune System to the second generation Optune System and expects to complete the conversion over the next few months.  Manufacturing of the first generation Optune System has been terminated. For the three and six months ended June 30, 2016, the Company recorded an impairment loss with respect to the write-off of first generation Optune System field equipment (finished goods and production stage) in the amount of $6,412, including advances for materials purchased and liabilities incurred to vendors of $1,582 that are not recoverable, presented in cost of revenues. The Company does not expect the conversion to result in an additional material impairment charge in the future.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist you in better understanding and evaluating our financial condition and results of operations. We encourage you to read this MD&A in conjunction with our consolidated financial statements for the period ended June 30, 2016 included in Part I, Item 1 of this Quarterly Report on Form 10-Q.  This discussion contains forward-looking statements that involve risks and uncertainties.  As a result of many factors, such as those set forth under Part I, Item 1A, “Risk Factors”, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “2015 10-K”), our actual results may differ materially from those anticipated in these forward-looking statements. References to the words “we,” “our,” “us,” and the “Company” in this report refer to NovoCure Limited, including its consolidated subsidiaries.

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

We were founded in 2000 and operated as a development stage company through December 31, 2011. We initially received U.S. Food and Drug Administration (“FDA”) approval for Optune, our first commercial TTFields delivery system, in 2011 for use as a monotherapy treatment for adult patients with glioblastoma brain cancer (“GBM”) following confirmed recurrence after chemotherapy. In November 2014, our phase 3 pivotal trial of Optune in combination with chemotherapy for patients with newly diagnosed GBM met its endpoints after a pre-specified interim analysis showed significant improvements in both progression free and overall survival. In October 2015, we received FDA approval to market Optune for the treatment of adult patients with newly diagnosed GBM in combination with temozolomide, a chemotherapy drug. In July 2016, Optune was added to the National Comprehensive Cancer Network (NCCN) Clinical Practice Guidelines in Oncology for Central Nervous Systems Cancers for newly diagnosed GBM. Optune plus temozolomide is now a Category 2A recommendation following standard brain radiation therapy with concurrent temozolomide, and is now a standard treatment option for newly diagnosed patients with GBM.

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

In December 2015, we submitted a partial amendment application to the Japanese Pharmaceuticals and Medical Devices Agency in connection with our application for approval of Optune for the treatment of patients with newly diagnosed GBM. We hope to receive Japanese Ministry of Health, Labour and Welfare (“MHLW”) approval for this indication in late 2016. The MHLW approved the use of Optune to treat patients with recurrent GBM in March 2015. We plan to wait until we receive MHLW approval for the use of Optune to treat patients with newly diagnosed GBM before we submit an application for public reimbursement of Optune in Japan.

We continue to invest in the improvement of Optune to enhance ease of use for patients. A second generation Optune System that is less than half the weight and size of the first generation Optune System was launched in Europe in the fourth quarter of 2015. We received FDA approval on the premarket approval supplement application to market the second generation Optune System in the United States in July 2016 and are in the process of converting all patients to the second generation Optune System.

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

Results from the first cohort of our PANOVA trial, a phase 2 pilot trial in advanced pancreatic adenocarcinoma examining TTFields in combination with chemotherapy, were presented at the American Society of Clinical Oncology (“ASCO”) Gastrointestinal Cancers

Symposium in January 2016, with additional subgroup analyses presented at the ASCO Annual Meeting in June 2016. The first cohort was designed to test the feasibility, safety and preliminary efficacy of TTFields in combination with gemcitabine, a chemotherapy drug, and included 20 patients with advanced pancreatic cancer whose tumors could not be removed surgically and who had not received chemotherapy or radiation therapy prior to the clinical trial. Efficacy results based on the 20 patients in the first cohort showed that progression free survival (“PFS”) and overall survival (“OS”), of patients treated with TTFields combined with gemcitabine were more than double those of gemcitabine-treated historical controls. Of the 20 patients in the first cohort of the trial, 13 had distant metastases and seven had locally advanced unresectable disease. The median OS for all patients was 14.9 months. Median OS was longer than 15 months in locally advanced patients with 86% of patients alive at end of follow up. Patients with metastatic disease experienced a median OS of 8.3 months. The one-year survival rate was 55%; 86% in locally advanced and 40% in metastatic disease. Adverse events reported in this combination study were comparable to those reported with gemcitabine alone, suggesting minimal added toxicities due to TTFields.

Following the approval of nab-paclitaxel, a taxane-based chemotherapy, for the treatment of advanced pancreatic cancer, the PANOVA study was expanded to include 20 additional patients treated with TTFields in combination with nab-paclitaxel and gemcitabine. We finished enrollment of the second patient cohort in May 2016 and, with an expected six month follow-up period, we anticipate that phase 2 pilot data will be available in December 2016.

We also finished enrollment in our INNOVATE trial, a phase 2 pilot trial in recurrent ovarian cancer examining TTFields in combination with weekly paclitaxel, in May 2016 and, with an expected six month follow-up period, we anticipate that phase 2 pilot data will be available in December 2016.

In May 2016, we received FDA approval of our IDE application to initiate the METIS trial, a phase 3 pivotal trial studying radiosurgery plus TTFields compared to radiosurgery alone for brain metastases from non-small cell lung cancer. Given the recent advances in our METIS trial, in July 2016 we closed enrollment for COMET, our phase 2 pilot trial in brain metastases.

The table below presents the current status of our clinical pipeline. We anticipate expanding our clinical pipeline over time to study the safety and efficacy of TTFields for additional solid tumor indications.

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

The critical accounting policies requiring estimates, assumptions and judgments that we believe have the most significant impact on our consolidated financial statements can be found in our 2015 10-K.  There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our 2015 10-K.

Results of Operations

We account for revenue when cash is collected and all other revenue recognition criteria have been met. We report certain operating statistics to provide additional insight into the commercial performance of Optune in our currently active markets.

Prescriptions are a leading indicator of Optune demand. The conversion of prescriptions to new patients is driven by the prescription fill rate and the time to fill. The prescription fill rate for the twelve months ended June 30, 2016 was 75%. The increase or decrease in active patients in any given period reflects the number of new patients starting on therapy, driven by filled prescriptions, as compared to the number of patients discontinuing therapy, which reflects the treatment duration for patients starting in prior periods.

The following table includes certain commercial operating statistics for and as of the end of the periods presented.

	Three months ended June 30,		Six months ended June 30,
Operating statistics	2016	2015	2016	2015
Prescriptions received in period (1)
United States	547	390	1,231	801
Germany, Switzerland and other EMEA markets (2) (4)	110	38	181	64
Japan (2)	-	-	-	-
	657	428	1,412	865
Active patients at period end (3)
United States	736	391	736	391
Germany, Switzerland and other EMEA markets (2) (4)	155	34	155	34
Japan (2)	-	-	-	-
	891	425	891	425

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

(4)	EMEA refers to Europe, the Middle East and Africa.

We view our operations and manage our business in one operating segment. For the three and six months ended June 30, 2016, our net revenues were $17.9 million and $31.0 million, respectively, and our net losses were $40.6 million and $76.1 million, respectively. Our net loss for the three and six month period ended June 30, 2016 includes $5.6 million and $11.1.million, respectively, in non-cash share-based compensation expense. As of June 30, 2016, we had an accumulated deficit of $464.1 million.

Three months ended June 30, 2016 compared to three months ended June 30, 2015

	Three Months Ended June 30,
	2016	2015	Change	% Change
Net revenues	$17,919	$6,543	$11,376	174%

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

Net revenues increased by $11.4 million, or 174%, to $17.9 million for the three months ended June 30, 2016 from $6.5 million for the three months ended June 30, 2015. The increase was primarily due to an increase of $9.9 million in commercial sales of Optune in the United States, driven by an increase in Optune adoption, as well as to an increase of $1.4 million in commercial sales of Optune in our other currently active markets, also driven by an increase in Optune adoption.

Cost of revenues.  Our cost of revenues is comprised primarily of (i) cost of the disposable transducer arrays purchased from third-party manufacturers, (ii) depreciation expense for field equipment, including the electric field generator used by patients and (iii) personnel, warranty and overhead costs such as facilities, freight and depreciation of property, plant and equipment associated with managing our inventory, warehousing and order fulfillment functions.  Our cost of revenues (excluding the impairment of field equipment described below) increased by $5.0 million, or 106%, to $9.8 million for the three months ended June 30, 2016 from $4.8 million for the three months ended June 30, 2015. The change was due to an increase in Optune adoption which caused a $2.7 million increase in the cost of transducer array shipments and a $0.4 million increase in field equipment depreciation expenses. In addition, there was a $1.7 million increase in personnel costs to establish the infrastructure necessary to support an increasing volume of shipments.

We received FDA approval on our PMA supplement application to market our second generation Optune System in the United States in July 2016. We have begun converting patients in the United States from the first generation Optune System to the second generation Optune System and expect to complete the conversion over the next few months.  Manufacturing of the first generation Optune System has been terminated. For the three months ended June 30, 2016, we recorded an impairment loss with respect to the write-off of our first generation Optune System field equipment (finished goods and production stage) in the amount of $6.4 million that is not recoverable and is presented in cost of revenues. We do not expect the conversion to result in an additional material impairment charge in the future.

Operating Expenses. Our operating expenses consist of research, development and clinical trials, sales and marketing and general and administrative expenses.  Personnel costs are a significant component for each category of operating expenses and consist of wages, benefits and bonuses.  Personnel costs also include share-based compensation.

	Three Months Ended June 30,
	2016	2015	Change	% Change
Research, development and clinical trials	$11,318	$12,765	$(1,447)	-11%
Sales and marketing	14,598	8,866	5,732	65%
General and administrative	13,031	7,368	5,663	77%
Total operating expenses	$38,947	$28,999	$9,948
Non-cash expenses:
Share-based compensation expense	$5,467	$2,626	$2,841	108%
Other non-cash expenses	709	196	513	262%
Total non-cash expenses	$6,176	$2,822	$3,354	119%

Total operating expenses, net of non-cash expenses	$32,771	$26,177	$6,594	25%

Research, development and clinical trials expenses.  Research, development and clinical trials expenses decreased by $1.5 million, or 11%, to $11.3 million for the three months ended June 30, 2016 from $12.8 million for the three months ended June 30, 2015. The change was primarily due to a decrease of $2.5 million in clinical trial expenses primarily related to the conclusion of our EF-14 trial, and a decrease of $0.5 million in clinical trial expenses primarily related to clinical education and investigator-sponsored trials, partially offset by an increase of $1.2 million in personnel costs (including an increase of $0.2 million in share-based compensation) and clinical trial expenses for our other ongoing phase 2 pilot trials.

Sales and marketing expenses.  Sales and marketing expenses increased by $5.7 million, or 65%, to $14.6 million for the three months ended June 30, 2016 from $8.9 million for the three months ended June 30, 2015. The change was primarily due to an increase of $3.6 million in personnel costs (including an increase of $0.8 million in share-based compensation) and an increase of $2.0 million in marketing expenses, reflecting our increased commercial operations in the United States and Germany and our ongoing efforts to establish commercial operations in Switzerland and Japan.

General and administrative expenses.  General and administrative expenses increased by $5.7 million, or 77%, to $13 million for the three months ended June 30, 2016 from $7.3 million for the three months ended June 30, 2015. The change was primarily due to an increase of $3.4 million in personnel costs (including an increase of $1.9 million in share-based compensation) and $1.8 million in professional services to support our enterprise resource planning system implementation and public company-related activities.

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

	Three Months Ended June 30,
	2016	2015	Change	% Change
Income tax expenses	$2,820	$1,275	$1,545	121%

Income taxes.  Income taxes increased by $1.5 million to $2.8 million for the three months ended June 30, 2016 compared to the same period of 2015. The change was primarily attributable to an increase in the statutory tax provisions for Switzerland and the United States as well as an increase in our provision for uncertain tax positions.

Six months ended June 30, 2016 compared to six months ended June 30, 2015

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

Net revenues increased by $19.2 million, or 164%, to $ 31.0 million for the six months ended June 30, 2016 from $11.8 million for the six months ended June 30, 2015. The increase was primarily due to an increase of $17.0 million in commercial sales of Optune in the United States, driven by an increase in Optune adoption as well as to an increase of $2.2 million in commercial sales of Optune in our other currently active markets, also driven by an increase in Optune adoption.

Cost of revenues.  Our cost of revenues is comprised primarily of (i) cost of the disposable transducer arrays purchased from third-party manufacturers, (ii) depreciation expense for field equipment, including the electric field generator used by patients and (iii) personnel, warranty and overhead costs such as facilities, freight and depreciation of property, plant and equipment associated with managing our inventory, warehousing and order fulfillment functions.  Our cost of revenues (excluding the impairment of field equipment described below) increased by $9.1 million, or 106%, to $17.8 million for the six months ended June 30, 2016 from $8.7 million for the six months ended June 30, 2015. The change was due to an increase in Optune adoption, which caused a $5.0 million increase in the cost of transducer array shipments and a $0.7 million increase in field equipment depreciation expenses. In addition, there was a $3.4 million increase in personnel costs to establish the infrastructure necessary to support an increasing volume of shipments.

We received FDA approval on our PMA supplement application to market our second generation Optune System in the United States in July 2016. We have begun converting patients in the United States from the first generation Optune System to the second generation Optune System and expect to complete the conversion over the next few months.  Manufacturing of the first generation Optune System has been terminated. For the six months ended June 30, 2016, we recorded an impairment loss with respect to the write-off of first generation Optune System field equipment (finished goods and production stage) in the amount of $6.4 million that is not recoverable and is presented in cost of revenues. We do not expect the conversion to result in an additional material impairment charge in the future.

Operating Expenses. Our operating expenses consist of research, development and clinical trials, sales and marketing and general and administrative expenses.  Personnel costs are a significant component for each category of operating expenses and consist of wages, benefits and bonuses.  Personnel costs also include share-based compensation.

	Six Months Ended June 30,
	2016	2015	Change	% Change
Research, development and clinical trials	$22,763	$22,692	$71	0%
Sales and marketing	27,906	15,221	12,685	83%
General and administrative	25,287	14,343	10,944	76%
Total operating expenses	$75,956	$52,256	$23,700
Non-cash expenses:
Share-based compensation expense	$10,782	$4,425	$6,357	144%
Other non-cash expenses	1,315	367	948	258%
Total non-cash expenses	$12,097	$4,792	$7,305	152%

Total operating expenses, net of non-cash expenses	$63,859	$47,464	$16,395	35%

Research, development and clinical trials expenses.  Research, development and clinical trials expenses increased by $0.1 million, or 0.3%, to $22.8 million for the six months ended June 30, 2016 from $22.7 million for the six months ended June 30, 2015. The change was primarily due to an increase of $2.7 million in personnel costs (including an increase of $0.6 million in share-based compensation) and clinical trial expenses for our ongoing phase 2 pilot trials, offset by a decrease of $2.6 million in clinical trial materials and expenses primarily related to the conclusion of our EF-14 trial.

Sales and marketing expenses.  Sales and marketing expenses increased by $12.7 million, or 83%, to $27.9 million for the six months ended June 30, 2016 from $15.2 million for the six months ended June 30, 2015. The change was primarily due to an increase of $7.3 million in personnel costs (including an increase of $1.7 million in share-based compensation) and an increase of $3.5 million in marketing expenses, reflecting our increased commercial operations in the United States and Germany and our ongoing efforts to establish commercial operations in Switzerland and Japan.

General and administrative expenses.  General and administrative expenses increased by $10.9 million, or 76%, to $25.3 million for the six months ended June 30, 2016 from $14.4 million for the six months ended June 30, 2015. The change was primarily due to an increase of $7.0 million in personnel costs (including an increase of $4.1 million in share-based compensation), and an increase of $2.7 million in professional services to support our enterprise resource planning system implementation and public company-related activities.

Financial expenses, net.  Financial expenses, net primarily consists of interest expense and related debt issuance costs under our Term Loan Credit Facility, interest income from cash balances and short-term investments and gains (losses) from foreign currency transactions.

	Six Months Ended June 30,
	2016	2015	Change	% Change
Income tax expenses	$5,770	$2,011	$3,759	187%

Income taxes.  Income taxes increased by $3.8 million to $5.8 million for the six months ended June 30, 2016. The change was primarily attributable to an increase in the statutory tax provisions for Switzerland and the United States as well as an increase in our provision for uncertain tax positions.

Liquidity and Capital Resources

Sources of Liquidity

Since inception, we have financed our operations primarily through the issuance and sale of equity and the proceeds from long-term loans. As of June 30, 2016, we had received a total of $615.6 million from these activities. As of June 30, 2016, we had an accumulated deficit of $464.1 million since inception.

Our net losses were $76.1 million for the six months ended June 30, 2016 and $111.6 million for the year ended December 31, 2015. Our net losses primarily resulted from costs incurred in connection with our pre-clinical and clinical trial programs, costs incurred in our commercial launch efforts, and general and administrative costs necessary to operate as a multi-national oncology business.

As of June 30, 2016, we had $80.9 million of cash and cash equivalents and $120.0 million of short-term investments.  We believe our cash and cash equivalents and short term investments as of June 30, 2016, in addition to the $75.0 million that we drew under our Term Loan Credit Facility in July 2016, are sufficient for our operations for at least the next 12 months based on our existing business plan and our ability to control the timing of significant expense commitments. We expect that our research, development and clinical trials expenses, sales and marketing expenses and general and administrative expenses will continue to increase over the next several years. As a result, we may need to raise additional capital in the future to fund our operations.

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Net cash used in operating activities	$(60,371)	$(51,657)
Net cash provided by (used in) investing activities	20,820	(16,622)
Net cash provided by financing activities	943	117,174
Net increase (decrease) in cash and cash equivalents	(38,608)	48,895
Effect of exchange rates on cash and cash equivalents	56	-
Changes in short-term investments (included in investing activities)	(30,022)	11,997
Net increase (decrease) in cash, cash equivalents and short-term investments	$(68,574)	$60,892

Operating activities

Net cash used in operating activities primarily represents our net loss for the periods presented. Adjustments to net loss for non-cash items include depreciation, share-based compensation, accrued interest and impairments. Operating cash flows are also impacted by changes in operating assets and liabilities, principally inventories, prepaid expenses, trade payables and accrued expenses.

Net cash used in operating activities was $60.4 million for the six months ended June 30, 2016, as compared to $51.7 million for the six months ended June 30, 2015, reflecting a net loss of $76.1 million and a change of $4.3 million in our net operating assets and liabilities, partially offset by non-cash charges of $19.9 million, which includes $6.4 million of field equipment impairment.

The change in our net operating assets and liabilities was primarily the result of an increase in our inventories of $7.6 million necessary to meet anticipated demand offset by an increase in trade payables of $4.1 million, other payables of $0.8 million and other receivables of $2.2 million. Non-cash charges included $11.1 million of share-based compensation, $6.4 million of field equipment impairment and $2.5 million of depreciation.

Investing activities

Our investing activities consist primarily of capital expenditures to purchase property and equipment and field equipment, as well as investments in and redemptions of our short-term investments.

Net cash provided by investing activities was $20.8 million in the six months ended June 30, 2016 attributable to our receipt of $150.0 million from the maturity of short-term investments, partially offset by the purchase of $120.0 million of new short-term investments, purchases of $3.3 million of property and equipment and purchases of $6.1 million of field equipment. Net cash used in investing activities for the same period in 2015 was $16.6 million, attributable to the receipt of $47.0 million from the maturity of short-term investments, offset by the purchase of $59.0 million of short-term investments, purchases of $2.4 million of property and equipment and purchases of $2.2 million of field equipment.

Financing activities

To date, our primary financing activities have been the sale of equity and the proceeds from long-term loans.

Net cash provided by financing activities consist primarily of approximately $1.0 million received from the exercise of warrants and options by investors and employees during the six months ended June 30, 2016.  Net cash provided by financing activities was $117.2 million in the same period of 2015, attributable to a draw under our Term Loan Credit Facility and consideration received from the sale of Series J preferred shares in the second quarter of 2015.

Our material outstanding indebtedness consists of our Term Loan Credit Facility, which provides for up to $100.0 million of borrowings in up to four draws, the first of which was made on January 30, 2015 in the amount of $25.0 million of principal resulting in $23.8 million of proceeds net of discount and issuance costs, net. On June 30, 2016, we provided to the lender a drawdown notice for the remaining $75.0 million. In July 2016, we closed on a draw in the amount of $75.0 million of principal, resulting in $72.9 million of proceeds net of discount and issuance costs, net. Following the July 2016 closing, our material outstanding indebtedness under the Term Loan Credit Facility is $100.0 million.

Interest on the outstanding loan is 10% annually, payable quarterly in arrears. As of June 30, 2016, the aggregate principal balance of amounts outstanding under the Term Loan Credit Facility was approximately $25.0 million. We may prepay the term loans, in whole, at any time, and must prepay in the event of a change of control, in each case, subject to a pay-down fee, prepayment premium and/or make-whole payment. The funding fee payable on the amount drawn on the funding date is 1.5%, the placement fee payable on the amount drawn on the funding date is 1.25%, the pay-down fee on all principal payments to be paid on the date such payments are made is 0.75% and the pre-payment fee if we prepay outstanding loan amounts prior to the first, second or third year from the initial funding date is 3.0%, 2.0% or 1.0%, respectively.

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

Contractual Obligations and Commitments

There were no material changes in our commitments under contractual obligations during the three months ended June 30, 2016.

The total amount of unrecognized tax benefits for uncertain tax positions was $2.2 million and $1.6 million at June 30, 2016 and December 31, 2015, respectively. Payment of these obligations would result from settlements with taxing authorities. We do not expect a significant tax payment related to these obligations within the next year.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2016, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

For the six months ended June 30, 2016, warrants to purchase 220,316 ordinary shares with an exercise price of $3.59 were exercised, resulting in the issuance of 220,316 ordinary shares, and warrants to purchase 975,644 and 888,219 ordinary shares with exercise prices of $18.09 and $3.59 per share, respectively, were cashlessly exercised, resulting in the issuance of 950,637 ordinary shares.  We believe that each of these instances was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Regulation S under the Securities Act, under Section 4(a)(2) of the Securities Act regarding transactions not involving a public offering and under Rule 701 promulgated under the Securities Act.

Item 5.  Other Information

Term Loan Credit Facility Draw

In January 2015, we entered into a five-year term loan agreement (the “Term Loan Credit Facility”) with a lender to draw up to $100.0 million. In January 2015, we drew $25.0 million under the Term Loan Credit Facility. We had the option to draw the remaining $75.0 million at any time through June 30, 2016. On June 30, 2016, we provided to the lender a drawdown notice for $75.0 million in accordance with the Term Loan Credit Facility.  In July 2016, we closed on a draw in the amount of $75.0 million of principal, resulting in $72.9 million of proceeds net of discount and issuance costs, net. Following the July 2016 closing, our material outstanding indebtedness under the Term Loan Credit Facility is $100.0 million.

Interest on the outstanding loan is 10% annually, payable quarterly in arrears. In addition, there is a 1.5% funding fee payable on the amount drawn on the funding date, a 0.75% pay-down fee on all principal amount repayments to be paid on the date such payments of principal are made and a pre-payment fee of 3.0%, 2.0% or 1.0% if we prepay outstanding loan amounts prior to the first, second or third year, respectively, from the initial funding date. The entire outstanding principal loan is due on January 2020. The loan is secured by a first priority security interest in substantially all of our assets. The Term Loan Credit Facility sets forth certain affirmative and negative covenants with which we must comply on a quarterly basis through the term of the loan.

Lead Independent Director

On May 4, 2016, the Company’s Board of Directors appointed William A. Vernon as lead independent director.  Following Mr. Vernon’s appointment, on July 27, 2016, the Board of Directors amended the Company’s Non-Employee Director Compensation Plan to include annual compensation in the amount of $25,000 for the lead independent director.

Item 6.  Exhibits

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.1	Non-Employee Director Compensation Program				X
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X
32.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X
32.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Extension Presentation Linkbase Document				X

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

NovoCure Limited

Date: July 28, 2016	/s/ Wilco Groenhuysen
Wilco Groenhuysen
Chief Financial Officer
(principal financial and accounting officer and duly authorized officer)