Form 10-K
period 2016-12-31
Novocure Ltd
filed 2017-02-23
CIK 1645113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the outstanding common equity of the registrant held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $512,770,254.

The number of shares of the registrant’s ordinary shares outstanding as of February 16, 2017 was 87,072,949.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2017 annual meeting of shareholders are incorporated by reference into Items 10, 11, 12, 13, and 14 of Part III of this Form 10-K.  Such definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2016.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical facts or statements of current condition, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements contained in this report are based on our current plans, expectations, hopes, beliefs, intentions or strategies concerning future developments and their impact on us.  Forward-looking statements contained in this report constitute our expectations or forecasts of future events as of the date this report was filed with the Securities and Exchange Commission and are not statements of historical fact. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Such statements may include words such as “anticipate,” “will,” “estimate,” “expect,” “project,” “intend,” “should,” “plan,” “believe,” “hope,” and other words and terms of similar meaning in connection with any discussion of, among other things, future operating or financial performance, strategic initiatives and business strategies, regulatory or competitive environments, the commercialization of Optune and our other delivery systems, our intellectual property and delivery system research and development. In particular, these forward-looking statements include, among others, statements about:

•	our research and development, clinical trial and commercialization activities and projected expenditures;
•	the further commercialization of Optune and our delivery system candidates;
•	our business strategies and the expansion of our sales and marketing efforts in the United States and in other countries;
•	the market acceptance of Optune and our other delivery systems by patients, physicians, third-party payers and others in the healthcare and scientific community;
•	our plans to pursue the use of TTFields delivery systems for the treatment of solid tumor cancers other than GBM;
•	our estimates regarding revenues, expenses, capital requirements and needs for additional financing;
•	our ability to obtain regulatory approvals for the use of TTFields in cancers other than GBM and any future delivery systems;
•	our ability to acquire the supplies needed to manufacture our delivery systems from third-party suppliers;
•	our ability to manufacture adequate supply;
•	our ability to secure adequate coverage from third-party payers to reimburse us for our delivery systems;
•	our ability to maintain and develop our intellectual property position;
•	our cash needs; and
•	our prospects, financial condition and results of operations.

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

ii

PART I

ITEM 1.  BUSINESS

Overview

We are a commercial stage oncology company developing a profoundly different cancer treatment centered on a proprietary therapy called TTFields, the use of electric fields tuned to specific frequencies to disrupt solid tumor cancer cell division.  Our key priorities are to accelerate commercial adoption of Optune, our first commercial TTFields delivery system, for the treatment of glioblastoma (“GBM”) and to advance programs testing the efficacy and safety of TTFields in multiple solid tumor indications through our clinical pipeline.

We were founded in 2000 and operated as a development stage company through December 31, 2011. We initially received U.S. Food and Drug Administration (“FDA”) approval for Optune in 2011 for use as a monotherapy treatment for adult patients with GBM following confirmed recurrence after chemotherapy. In October 2015, we received FDA approval to market Optune for the treatment of adult patients with newly diagnosed GBM in combination with temozolomide, a chemotherapy drug. We have also received approval to market Optune in Germany, Switzerland, Japan and certain other countries.  We have built a commercial organization and launched Optune in the United States, Germany, Switzerland and Japan, which we refer to as our currently active markets.  2016 was marked by substantial growth in our business as compared to 2015, driven primarily by the October 2015 FDA approval for Optune in newly diagnosed GBM and the December 2015 publication of the EF-14 trial data in the Journal of the American Medical Association (“JAMA”), as further described below.

We have researched the biological effects of TTFields extensively. Because TTFields are delivered regionally, act only on dividing cells (a biological process to as mitosis) and are frequency tuned to target cancer cells of a specific size, we believe there is minimal damage to healthy cells. We believe our pre-clinical and clinical research demonstrates that TTFields’ mechanism of action affects fundamental aspects of cell division and may have broad applicability across a variety of solid tumors. We have demonstrated in pre-clinical studies that TTFields can offer additive or synergistic benefits in combination with radiation, chemotherapy and immunotherapy, which may lead to greater efficacy than radiation, chemotherapy and immunotherapy alone, without significantly increasing the side effects when used in combination with other cancer treatments.

In addition to our clinical and commercial progress in GBM, we are currently planning or conducting clinical trials evaluating the use of TTFields in brain metastases, non-small-cell lung cancer (NSCLC), pancreatic cancer, ovarian cancer and mesothelioma. We anticipate expanding our clinical pipeline over time to study the safety and efficacy or TTFields for additional solid tumor indications.

We own all commercialization rights to TTFields in oncology. Our robust global patent and intellectual property portfolio consists of over 50 issued patents, with numerous additional patent applications pending worldwide. We believe we will maintain exclusive rights to market TTFields for all solid tumor indications in our key markets through the life of our patents.

We wereincorporated in the Bailiwick of Jersey in 2000.  Our U.S. operations are located in Portsmouth, New Hampshire, Malvern, Pennsylvania, and New York City. Additionally, we have offices in Germany, Switzerland and Japan, and a research center in Israel.  We completed our initial public offering (“IPO”) of our ordinary shares in October 2015.   Our ordinary shares are quoted on the NASDAQ Global Select Market under the symbol “NVCR.”

Our therapy

Medical advancements have led to dramatic improvements in cancer survival in the last 50 years. In the United States, five-year survival for all cancers rose from 49% in the 1970s to 69% in this decade.

Despite meaningful advancements in cancer treatment, a significant unmet need to improve survival and quality of life remains. Of the 22,280 women diagnosed with ovarian cancer in the U.S. each year, only 46.2% live past five years. Of the 224,390 Americans diagnosed with lung cancer annually, only 17.7% are alive five years later. Of the 12,500 Americans diagnosed with GBM each year, only 9.8% survive five years. Of the 53,070 people diagnosed with pancreatic cancer in the U.S. each year, only 7.7% survive past the five-year mark. We believe we will establish TTFields as a profoundly different approach to cancer treatment for a variety of solid tumors that increases survival without significantly increasing side effects when used in combination with other cancer treatments.

Through the use of electric fields, we leverage physics to influence the biological process of mitosis, the process by which human cells divide. In 2000, we hypothesized that a distinct type of alternating electrical fields could specifically target growth of tumors, and named them Tumor Treating Fields, or TTFields. After more than a decade of preclinical research in over 15 different cancer cell lines, TTFields have consistently been shown to disrupt mitosis. In our clinical research to date, TTFields have been shown to be safe, with mild to moderate skin irritation being the most common side effect.

Essential to understanding TTFields is recognizing what electric fields are and how they can be utilized for medical applications. All fields exert forces on specific objects that are spatially located inside the field. For example, gravitational fields exert forces on masses, magnetic fields exert forces on iron and electric fields exert forces on polarized molecules. Electric fields at specific frequencies can be used across multiple medical applications. Low frequency or pulsed electric fields can depolarize cell membranes, as seen in artificial pacemakers, while high frequency electric fields can generate heat, as seen in radiofrequency ablation. Intermediate frequency electric fields, long thought to have no significant biological effect, have now been shown to inhibit the growth rate of a variety of cancer cell lines and cause cancer cell death.

We believe TTFields do not damage non-mitotic cells since the highly charged tubulin and septin proteins, which the TTFields target, are not assembled when a cell is not in mitosis.  TTFields use low-intensity, alternating electric fields tuned to specific intermediate frequencies to disrupt the mitotic process essential to tumor growth. While many intracellular molecules are slightly polarized or neutral, some are highly polarized and are strongly affected by intermediate frequency alternating electric fields. For example, tubulin is a highly polarized molecule in cells that must orient spatially to form the mitotic spindle, which segregates chromosomes into two daughter cells during mitosis. In the presence of electric fields, tubulin aligns with the direction of the electric field, causing disruption of mitotic spindle formation and eventual cell death. Septin is another highly polarized molecule in cells that must orient spatially to form the contractile ring needed to split daughter cells during mitosis. In the presence of electric fields, septin aligns with the direction of the electric field, leading to improper localization of the contractile ring. This process causes membrane blebbing, a sign of cell damage, and eventual cell death.

The biological effects of alternating electric fields are dependent on the frequency of oscillation (kHz) and the field intensity (V/cm). To apply alternating electric fields to the body, two sets of transducer arrays are placed front-to-back and side-to-side to surround the region of treatment. The arrays are connected to an electric field generator. The electric field penetrates the entire volume of tissue surrounded by the arrays and, at the right frequency, enters the cells inside the field. The cell membrane serves as a filter for electric fields unless tuned to a specific frequency, with the frequency required to penetrate the membrane principally linked to cell size. Cancer cells tend to be a different size than surrounding normal healthy cells and, as a result, we believe treatment with TTFields selectively targets cancer cells while minimizing damage to normal cells. Additionally, since the molecules affected by TTFields are primarily those utilized during mitosis, proliferating cancer cells are affected more than resting, non-dividing normal cells. TTFields are regionally delivered to the tumor site rather than systemically delivered throughout the body and, as a result, the parts of the body not covered by TTFields are generally not affected.

Although it is currently only approved for the treatment of GBM, we believe the basic mechanism behind treatment with TTFields may be broadly applicable to solid tumors and is not limited to a specific tumor type or genetic marker. TTFields is intended principally for use in combination with other standard-of-care cancer treatments. Our preclinical experience to date has demonstrated that combining TTFields with radiation, chemotherapy or immunotherapy may lead to additive efficacy or stronger efficacy than the effect of either treatment alone, and in some cases synergistic efficacy, or stronger efficacy than the sum of the effects of both treatments. The synergistic effect is most pronounced in pre-clinical studies with certain taxane-based chemotherapies.  Importantly, TTFields do not appear to increase the systemic toxicities of radiation, chemotherapy or immunotherapy. No dose-limiting cumulative toxicity has been reported with TTFields and we believe the basic mechanism of action is unlikely to result in a cumulative toxic effect. Treatment with TTFields is different than radiation, chemotherapy, and immunotherapy and we believe it can be combined with many of these therapies to enhance efficacy against multiple solid tumor types.

Treatment with TTFields is a profoundly different approach to cancer treatment. The mechanism of action – by disrupting polarized intracellular molecules using low-intensity, alternating electric fields – results in mitotic catastrophe and cell death. TTFields have been shown to have a mild side effect profile, and they may be combined with traditional cancer therapies to enhance efficacy without significantly increasing side effects.

Our technology

TTFields are delivered through a portable, medical device. The complete delivery system, which is designed to allow patients to go about their daily activities while receiving continuous cancer treatment, includes a portable electric field generator, transducer arrays, rechargeable batteries and accessories. Sterile, single-use transducer arrays are placed directly on the skin in the region surrounding the tumor and connected to the electric field generator to deliver therapy. Transducer arrays are changed when hair growth or the hydrogel reduces array adhesion to the skin, which is typically two to three times per week for our GBM patients. The therapy is designed to be delivered continuously throughout the day and night and efficacy is strongly correlated to compliance. If the device is not on, the patient is not being treated. The electric field generator can be run from a standard power outlet or carried with a battery in a specially designed bag that we provide to patients.

TTFields penetrate the volume of tissue between the arrays. The distribution of the field within a certain part of the body depends on the exact layout of the transducer arrays and the passive electrical properties, mainly resistance, of the different tissues between them.

Array placement is optimized for each patient using proprietary software called NovoTAL, based on morphometric measurements of the patient’s anatomy according to a recent MRI scan and the location of the tumor.

In July 2016, we received FDA approval for the second generation Optune system, designed to make treatment with TTFields more convenient and manageable for GBM patients in order to improve patient compliance and acceptance. The second generation Optune system features a TTFields generator that is less than half the weight and half the size of the generator in the first generation Optune system. Including its battery, the second generation Optune system weighs approximately 2.7 pounds. The second generation Optune system has been available to patients in Germany and Switzerland since October 2015. We have submitted an application, currently under review, to the Japanese Ministry of Health, Labour and Welfare (“MHLW”) to make our second generation Optune system available to patients in Japan and hope to receive approval in 2017.

We plan to use the same field generator technology across all indications for which TTFields are approved. We plan to specifically target individual solid tumor types by tuning the field generator to the appropriate frequency based upon tumor cell size and adjusting the output power to treat the required tumor tissue volume. Our transducer arrays have been developed and are in use, either commercially or clinically, for application on the head, chest and abdomen.

We plan to continue to enhance our TTFields delivery systems to improve ease of use for patients. We are currently in the final stages of development of a transducer array in a tan color (instead of white) for GBM patients, which is intended to be less conspicuous for patients using Optune. Pending applicable regulatory approvals, we hope to launch the tan transducer array in 2017. We are also working to develop a next generation transducer array intended to minimize the impact of wires and improve overall aesthetics through the use of new materials.

Our expenditures on research, development and clinical trials in each of the last three fiscal years are provided in Part II, Item 6 “Selected Financial Data.”

Our commercial business

The first indication we pursued for TTFields was GBM, the most common form of primary brain cancer. GBM are tumors that arise from astrocytes – the star-shaped cells that make up the “glue-like,” or supportive tissue of the brain. These tumors are usually highly malignant because the cells reproduce quickly and they are supported by a large network of blood vessels. GBM is an aggressive disease for which there are few effective treatment options.

Since the approval of temozolomide as a chemotherapy treatment in 2005, standard treatment for GBM generally includes maximal debulking surgery, radiation therapy with concomitant low-dose temozolomide and post radiation, high dose temozolomide. Prior to the approval of Optune, the median overall survival for patients with newly diagnosed GBM was approximately 15 months with standard therapies and two-year survival was approximately 30%. Five-year survival was under 10%.

We initially received FDA approval for Optune in 2011 for use as a monotherapy treatment for adult patients with GBM, following confirmed recurrence after chemotherapy. In October 2015, we received FDA approval of Optune for the treatment of adult patients with newly diagnosed GBM in combination with temozolomide in this indication. We have also received approval to market Optune in Germany, Switzerland, Japan and certain other countries.  We have built a commercial organization and launched Optune for the treatment of GBM in the United States, Germany, Switzerland and Japan, which we refer to as our currently active markets.  Refer to Part II, Item 8 “Financial Statements and Supplementary Data”, Note 18, “Supplemental information” for more information regarding our assets and net revenues in the United States and foreign jurisdictions.

We estimate that:

•

approximately 12,500 people are diagnosed with GBM or tumors that typically progress to GBM in the United States each year. Of this population, we estimate that approximately 9,300 patients are candidates for treatment with Optune based upon the rate of disease progression and medical eligibility.

•

approximately 3,600 people are diagnosed with GBM or tumors that typically progress to GBM in Germany each year. Of this population, we estimate that approximately 2,700 patients are candidates for treatment with Optune based upon the rate of disease progression and medical eligibility.

•

approximately 1,500 people are diagnosed with GBM or tumors that typically progress to GBM in Japan each year. Of this population, we estimate that approximately 1,100 patients are candidates for treatment with Optune based upon the rate of disease progression and medical eligibility.

EF-11 Clinical Trial Data for the treatment of recurrent GBM

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

The EF-11 trial was a multicenter, randomized (1:1), active controlled clinical trial of 237 adults with recurrent GBM. Participants received either TTFields as a monotherapy (n=120) or the physician’s choice of chemotherapy (n=117). Chemotherapies chosen for the active control arm included mainly bevacizumab, nitrosureas and temozolomide. The primary endpoint for the trial was overall survival (“OS”). The secondary endpoints included progression free survival (“PFS”) at six months (“PFS6”), radiological response rate, one-year survival rate, adverse event severity and frequency and quality of life. OS for patients treated with TTFields alone and active chemotherapy were 6.6 months and 6.0 months, respectively (p=0.27: HR = 0.86). PFS was not significantly different between the groups and PFS6 was numerically higher in the TTFields arm (21.4% vs. 15.2%).

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

EF-14 Clinical Trial Data for the treatment of newly diagnosed GBM

Concurrent with FDA approval of Optune for newly diagnosed GBM, we launched our marketing campaign, aimed to communicate the significant extension of survival outcomes shown in our phase 3 pivotal EF-14 trial (EF-14) which compared, post radiation, Optune plus temozolomide versus temozolomide alone for the treatment of newly diagnosed GBM. The primary endpoint of the trial was PFS and a powered secondary endpoint was OS.

In the EF-14 interim analysis of the per-protocol population of 315 patients, upon which FDA approval was based, Optune plus temozolomide (“TMZ”) significantly extended median overall survival by 4.9 months from 15.6 months for TMZ alone to 20.5 months for Optune plus TMZ (p=0.0042). Optune plus TMZ also significantly improved progression free survival by 3.2 months (p=0.0013).  Quality of life was maintained with Optune plusTMZ. The EF-14 interim analysis results were published in JAMA in December 2015. In July 2016, the National Comprehensive Cancer Network Clinical Practice Guidelines in Oncology® (NCCN Guidelines®) for Central Nervous Systems Cancers were updated and now include alternating electric fields therapy (Optune) in combination with TMZ following standard brain radiation therapy with concurrent TMZ as a Category 2A recommended postoperative adjuvant treatment option for patients with newly diagnosed supratentorial GBM.

The EF-14 long-term analysis of the intent-to-treat population of 695 patients was presented at the Annual Meeting of the Society for Neuro-Oncology in November 2016. In the long-term analysis, Optune plus TMZ extended median overall survival by 4.8 months from 16.0 months for TMZ alone to 20.8 months for Optune plus TMZ (p<0.0006: HR 0.65).  Optune plus TMZ extended median progression free survival by 2.7 months from 4.0 months for TMZ alone to 6.7 months for Optune plus TMZ (p<0.0001: HR 0.63), consistent with the interim analysis. Optune plus TMZ demonstrated unprecedented long-term survival compared toTMZ alone through 4 years. There was a 70% improvement in survival with Optune plus TMZ (17%) versus TMZ alone (10%) at 4 years (p=0.028).

The following graph presents the progression-free survival data in the intent-to-treat population from our long-term analysis:

The following graph presents the overall survival data in the intent-to-treat population from our long-term analysis:

The significant extension of progression free and overall survival in patients receiving Optune in combination with TMZ in the EF-14 trial was seen in all patient subgroups and was not specific to any prognostic subgroup or tumor genetic marker. Optune was safely combined with TMZ with no significant increase in serious adverse events compared with TMZ alone. The most common side effect related to Optune was mild to moderate skin irritation.

Commercial Execution

Optune is a profoundly different treatment for GBM, and our first commercial priority in each market is to generate awareness. In the United States, we believe we have achieved high levels of awareness amongst neuro-oncologists practicing in academic centers. We remain focused on developing awareness amongst radiation and medical oncologists who see a high volume of GBM  patients outside of the academic center setting. Increasing awareness is also a key focus of our commercial efforts in Germany, Switzerland and Japan. In addition to establishing awareness, our commercial efforts also focus to ensure Optune is perceived as a standard of care for GBM. Healthcare providers must undergo a certification training in order to prescribe Optune.  As of December 31, 2016, we had more than 60 sales force colleagues globally, responsible for promotion to certified prescribers at more than 775 centers, including certified prescribers at 490 clinical centers in the United States, 155 clinical centers in Europe (including 121 in Germany), and 131 clinical centers in Japan. Once a certified prescriber decides to use Optune as a treatment option for patients, our efforts shift to ensuring the prescriber has the necessary resources to effectively discuss treatment with Optune with their patients and to complete the prescription process. We believe that, unlike traditional cancer therapies, the patient perception of treatment plays a significant role in determining whether or not a prescription for Optune is written and subsequently filled. Therefore, we have also focused efforts on developing targeted tools to support the physician-patient dialogue and patient education.

We believe we have the experience, expertise and infrastructure to scale our sales and marketing efforts in our key markets. In addition to our commercial organization, we believe we have established a scalable supply chain.

We currently operate as a direct-to-patient distributor of Optune in the United States and EMEA. Once an appropriate Optune patient is identified by a certified prescriber, the healthcare provider’s office submits a prescription order form and supporting documentation to us. We employ a team of device support specialists who provide technical training to the patient and caregiver. Once treatment is initiated, we provide 24/7 technical support for patients and caregivers as well as assistance with insurance reimbursement. We also provide the healthcare provider and the patient with a monthly compliance report for monitoring patient use of Optune.  Upon reimbursement approval in Japan, we expect to distribute our product through hospitals and to provide patient support services under a contractual arrangement with the hospital.

Prescriptions are a leading indicator of demand. In 2016, 2,808 prescriptions were received , an increase of 58% versus 2015. Of those prescriptions, 2,344 were received in the U.S. and 464 were received outside of the U.S., primarily in Europe. A prescription is a commercial order for Optune that is received from a physician certified to treat patients with TTFields therapy for a patient not previously on TTFields therapy. Orders to renew or extend treatment are not included in this total. The conversion of prescriptions to new patients is driven by the prescription fill rate and the time to fill. In 2016, our prescription fill rate was between 70-75% each quarter.

The number of active patients on therapy is our principal revenue driver. There were 1,091 active patients on Optune therapy at December 31, 2016, an increase of 80% versus December 31, 2015. Of the global active patients, there were 835 active patients in the United States and 256 active patients in our EMEA markets. An active patient is a patient who is on TTFields therapy under a commercial prescription order as of the measurement date, including patients who may be on a temporary break from treatment and who plan to resume treatment in less than 60 days. Growth in the number of active patients is a factor of both new patient starts and treatment duration. Median treatment duration differs based upon the clinical diagnosis of the patient. For the twelve months ended December 31, 2016, approximately 54% of prescriptions received were for patients with newly diagnosed GBM. Median treatment duration for patients with recurrent GBM was 4.1 months in our published commercial registry data and 8.2 months in the long-term analysis of our EF-14 trial in newly diagnosed GBM.

Our clinical pipeline

Based on the results of our pre-clinical research, we have developed a pipeline strategy to advance TTFields through phase 2 pilot and phase 3 pivotal trials across multiple solid tumor types. We anticipate expanding our clinical pipeline over time to apply TTFields to additional solid tumor indications.

Current Clinical Pipeline

The solid tumor types subject to our phase 2 pilot and phase 3 pivotal trails are described in greater detail below, as well as additional details regarding these trials.

Brain metastases

Metastatic cancer is cancer that has spread from the place where it first started to another place in the body. In metastasis, cancer cells break away from where they first formed (the primary cancer), travel through the blood or lymph system, and form new tumors (the metastatic tumors) in other parts of the body. The exact incidence of brain metastases is unknown because no national cancer registry documents brain metastases. However, it has been estimated that 98,000 to 170,000 new cases are diagnosed in the United States each year, 75,000 new cases are diagnosed in Europe each year, and 13,000 new cases are diagnosed in Japan each year. Brain metastases occur in roughly 15% of all cancer patients, and we believe that approximately 40% of brain metastases are a result of NSCLC.

As with GBM, brain metastases are commonly treated with a combination of surgery and radiation. Chemotherapy is often given for the primary tumor, but many chemotherapy agents do not cross the blood brain barrier and are thus ineffective in the treatment of brain metastases. When brain metastases appear, they are either surgically removed or treated with radiation using stereotactic radiosurgery (“SRS”) when possible. Whole brain radiation therapy (“WBRT”), although effective in delaying progression or recurrence of brain metastases when given either before or after SRS, is associated with neurotoxicity with a significant decline in cognitive and emotional functioning. Thus, WBRT is often delayed until later in the disease course and is often used as a last resort. This practice results in a window of unmet need after localized surgery and SRS are used and before WBRT is administered to delay or prevent the additional spread of brain metastases.

Phase 3 pivotal trial

In October 2016, we enrolled the first patient in our METIS trial, a phase 3 pivotal trial testing the effectiveness of SRS plus TTFields compared to SRS alone in patients with brain metastases resulting from NSCLC. We have opened the trial to 270 patients and anticipate enrolling the last patient in 2019. We anticipate data will be available for presentation approximately 12 months following last patient enrollment.

Non-small cell lung cancer

Lung cancer is the most common cause of cancer-related death worldwide, and NSCLC accounts for approximately 85% of all lung cancers. The incidence of NSCLC is approximately 214,000 new cases annually in the United States, approximately 350,000 new cases annually in Europe, and approximately 95,000 new cases annually in Japan.

Physicians use different combinations of surgery, radiation and pharmacological therapies to treat NSCLC, depending on the stage of the disease. Surgery, which may be curative in a subset of patients, is usually used in early stages of the disease. Since 1991, radiation with a combination of platinum-based chemotherapy drugs has been the first line standard of care for locally advanced or metastatic NSCLC. The standard of care for second line treatment is evolving and may include may include pemetrexed, docetaxel or specific PD-1 inhibitors immunotherapies.

Phase 2 pilot trial

In July 2013, we published the results of our phase 2 pilot trial evaluating the safety and efficacy of TTFields in the treatment of advanced NSCLC. The pilot study focused on the effects of treatment with TTFields in combination with standard of care pemetrexed chemotherapy. Results of the pemetrexed Phase 3 FDA registration trial were used as historical controls in this trial.

A total of 42 patients were recruited to the study with a minimum follow-up of six months. Efficacy results based on 41 evaluable patients showed both PFS and OS for patients receiving TTFields in combination with pemetrexed increased compared to historical control data for pemetrexed alone. Median PFS in the TTFields-treated group was 6.5 months (compared to 2.9 months in pemetrexed historical controls) and median OS was 13.8 months (compared to 8.3 months in historical controls). Adverse events reported in this combination study were comparable to those reported with pemetrexed alone, suggesting minimal added toxicities due to TTFields.

Phase 3 pivotal trial

We have developed a protocol for a phase 3 pivotal trial, which we believe incorporates the evolving standard of care for second-line treatment of NSCLC. Our LUNAR trial will examine TTFields in combination with PD-1 inhibitors or docetaxel versus PD-1 inhibitors or docetaxel alone. We enrolled the first patient in our LUNAR trial in February 2017, and the trial is planned to enroll 512 patients. We anticipate data will be available for presentation approximately 18 months following last patient enrollment.

Pancreatic cancer

Pancreatic cancer is one of the most lethal cancers: it is the fourth most frequent cause of death from cancer in the United States and causes more than 330,000 deaths worldwide every year. In contrast to the decrease in mortality from other cancers over the past decade, pancreatic cancer death rates have been slowly increasing in the United States. The incidence of pancreatic cancer is 53,000 new cases annually in the United States, approximately 110,000 new cases annually in Europe, and approximately 33,000 new cases annually in Japan.

Physicians use different combinations of surgery, radiation and pharmacological therapies to treat pancreatic cancer, depending on the stage of the disease. For patients with locally advanced pancreatic cancer involving encasement of arteries but no extra-pancreatic disease, the standard of care is chemotherapy and radiation with or without surgery. Unfortunately, the majority of cases are diagnosed once the cancer is at a late stage and/or has metastasized to other parts of the body, generally leaving chemotherapy as the only treatment option.

Phase 2 pilot trial

We have completed a phase 2 pilot trial in advanced pancreatic adenocarcinoma, the PANOVA trial, examining TTFields in combination with standard of care chemotherapy.

The first cohort was a single-arm, open-label, historically-controlled, multi-center trial designed to test the feasibility, safety and preliminary efficacy of TTFields in combination with the chemotherapy gemcitabine. This cohort included 20 patients with advanced pancreatic cancer whose tumors could not be removed surgically and who had not received chemotherapy or radiation therapy prior to the clinical trial with a minimum follow-up of six months. Results of the first cohort were presented at the American Society of Clinical Oncology Gastrointestinal Cancers Symposium in January 2016. Results of the nab-paclitaxel phase 3 FDA registration trial were used as historical controls in this trial.

In the first cohort, efficacy results showed that PFS and OS of patients treated with TTFields combined with gemcitabine were more than double those of gemcitabine-treated historical controls. Median PFS in the TTFields-treated group was 8.3 months (compared to 3.7 months in gemcitabine historical controls) and median OS was 14.9 months (compared to 6.7 months in gemcitabine historical controls). Median one-year survival was 55% (compared to 22% in gemcitabine historical controls). Thirty percent of the evaluable tumors, or 19 patients in total, had partial responses (compared to 7% with gemcitabine alone) and another 30% had stable disease, which means that the cancer is neither decreasing nor increasing in extent or severity.

Following the approval of nab-paclitaxel, a taxane-based chemotherapy, for the treatment of advanced pancreatic cancer, we expanded this study to include a second cohort of 20 patients that were treated with TTFields in combination with nab-paclitaxel and gemcitabine. Topline results of the second cohort were announced in December 2016.

In the second cohort, efficacy results showed that PFS and OS of patients treated with TTFields combined with nab-paclitaxel plus gemcitabine were more than double those of nab-paclitaxel plus gemcitabine-treated historical controls. Median PFS in the TTFields-treated group was 12.7 months (compared to 5.5 months in nab-paclitaxel plus gemcitabine historical controls) and median OS was not yet reached. Median one-year survival was 72% (compared to 35% in nab-paclitaxel plus gemcitabine historical controls). Forty percent of the evaluable tumors had partial responses (compared to 23% with nab-paclitaxel plus gemcitabine alone) and another 47% had stable disease.

Safety results from both cohorts suggested that TTFields plus first-line chemotherapies nab-paclitaxel and/or gemcitabine may be tolerable and safe in patients with advanced pancreatic cancer. Patients reported no serious adverse events related to TTFields.

Phase 3 pivotal trial

Based on our phase 2 pilot trial results, we expect to commence a phase 3 pivotal trial in 2017. We anticipate data will be available for presentation approximately 18 months following last patient enrollment.

Ovarian cancer

In the United States, ovarian cancer accounts for approximately 3% of cancers among women, but causes more deaths than any other cancer of the female reproductive system. Ovarian cancer incidence increases with age, and the median age at time of diagnosis is 63 years old. The incidence of ovarian cancer globally is approximately 22,000 new cases annually in the United States, approximately 65,000 new cases annually in Europe, and approximately 9,000 new cases annually in Japan.

Physicians use different combinations of surgery and pharmacological therapies to treat ovarian cancer, depending on the stage of the disease. Surgery is usually used in early stages of the disease and is usually combined with chemotherapy, including paclitaxel and platinum-based chemotherapy. Unfortunately, the majority of patients are diagnosed at an advanced stage when the cancer has spread outside of the ovaries to include regional tissue involvement and/or metastases. Platinum-based chemotherapy remains the standard of care in advanced ovarian cancer, but most patients with advanced ovarian cancer will have tumor progression or, more commonly, recurrence. Almost all patients with recurrent disease ultimately develop platinum resistance, and the prognosis for this population remains poor.

Phase 2 pilot trial

We have completed a 30 patient phase 2 pilot trial in recurrent ovarian cancer, the INNOVATE trial, examining TTFields in combination with standard of care chemotherapy. This trial was a single-arm, open-label, historically-controlled, multi-center study, designed to test the feasibility, safety and preliminary efficacy of TTFields in combination with weekly paclitaxel. Topline results were announced in December 2016. The paclitaxel control arm from the bevacizumab phase 3 FDA registration trial was used as historical controls in this trial.

A total of 30 patients were recruited to the study with a minimum follow-up of six months. Safety results suggested that TTFields in combination with weekly paclitaxel may be tolerable and safe as first-line treatment for patients with recurrent ovarian cancer. Median PFS in the TTFields-treated group was 8.9 months (compared to 3.9 months in paclitaxel-alone historical controls) and median OS was not yet reached.  Median one-year survival was 61%. Efficacy results based on the 30 evaluable patients suggested more than doubling of the PFS and an improvement in OS among patients who received TTFields therapy with paclitaxel compared to paclitaxel alone. We plan to submit this data for presentation at a medical conference in 2017.

Phase 3 pivotal trial

Based on our phase 2 pilot trial results, we are developing the trial design for a phase 3 pivotal trial in recurrent ovarian cancer.

Mesothelioma

Malignant mesothelioma is a rare thoracic solid tumor cancer that has been strongly linked to asbestos exposure. It has a long latency period of at least 20-30 years following exposure, and global incidence is still increasing in countries where asbestos is still in use. There are approximately 3,000 new cases of mesothelioma annually in the United States, an estimated incidence of 1,000 new cases annually in Japan and a predicted peak of approximately 9,000 male deaths from mesothelioma in Western Europe that may occur around the year 2018. The prognosis of mesothelioma patients is very poor, with a median OS of approximately 12 months in most reported studies. Mesothelioma is often limited to the thoracic cavity and progresses regionally, making it an attractive target for TTFields.

Physicians use different combinations of surgery and pharmacological therapies to treat mesothelioma, depending on the stage of the disease. Surgery may be used for patients with early stage disease. However, most cases are diagnosed once the cancer is at a later stage, involving extensive tumor growth and regional lymph node spread, and surgical resection for the treatment of mesothelioma is feasible for only a minority of patients. First line standard of care treatment includes pemetrexed, a chemotherapy, in combination with platinum-based chemotherapy, including carboplatin or cisplatin. Second-line treatments may include oxaliplatin, gemcitabine, vinorelbine or immunotherapies. Despite the many advances in chemotherapy made in recent decades, treatment effectiveness remains very limited.

Phase 2 pilot trial

We have an ongoing phase 2 pilot trial, the STELLAR trial, in 80 patients with mesothelioma. The STELLAR trial is a single-arm, open-label, multi-center trial designed to test the efficacy and safety of TTFields in combination with pemetrexed combined with cisplatin or carboplatin in patients with unresectable, previously untreated malignant mesothelioma. The historical control for this trial is the results of the 2003 pemetrexed phase 3 FDA registration trial.

An interim analysis of the first 42 patients enrolled in the trial with an average follow-up time of 11.5 months was presented at the International Association for the Study of Lung Cancer in December 2016. The one-year survival rate of patients treated with TTFields combined with pemetrexed and cisplatin or carboplatin was 80% (compared to 50% in pemetrexed and cisplatin-alone historical controls). Median PFS in the TTFields-treated group was 7.3 months (compared to 5.7 months in pemetrexed and cisplatin-alone historical controls) and one-year survival rate was 79.7% (compared to 50.3% in pemetrexed and cisplatin-alone historical controls). Median OS had not yet been reached. No device-related serious adverse events had been reported to date.

We expect to finish enrollment of the STELLAR trial in 2017 and, with 12 month follow up following last patient enrollment, anticipate data will be available for presentation in 2018.

Manufacturing

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

We currently source the ceramic discs used in the transducer arrays for Optune from Harris Corporation, which is currently our single-source supplier for these components. We have identified and qualified an additional supplier, and we anticipate entering into a supply agreement with that supplier. Our current agreement with Harris Corporation continues through July 21, 2017.  We currently do not intend to renew this supply agreement under the current terms.  In addition to certain other customary termination rights, Harris Corporation can terminate this agreement with 90 days’ written notice if we breach any of our material obligations under the agreement. Agreements with our other suppliers range from terms of four years to ten years and are terminable by either party, generally between 180 days’ and 12 months’ written notice. See “Risk factors—We depend on single-source suppliers for some of our components. The loss of these suppliers could prevent or delay shipments of Optune, delay our clinical trials or otherwise adversely affect our business.”

We are developing second sources for all critical materials.  We have qualified a second source for the transducer array subassemblies and transducer array finished assemblies.  These sources are able to ship product for use outside of the United States and will be able to ship product for use within the United States pending regulatory approval.  As noted above, we have qualified a second source for the transducer array ceramic discs and plan to accept the first production shipments in the first half of 2017.  We anticipate that the diversification of the supply chain will both ensure a continuity of supply and reduce costs.

Billing and reimbursement

We provide Optune directly to patients in the United States, Germany and Switzerland following receipt of a prescription order. We bill payers a single monthly fee for a month of therapy and we bear the financial risk of securing payment from patients and third-party payers in these markets. We expect to distribute our product through hospitals in Japan and bill a monthly fee to the hospital for its use. The monthly list price for Optune is $21,000 in the United States and €21,000 in the European Union.

As we enter each new market, our commercial activities focus initially on establishing the required in-market infrastructure, certifying physicians to prescribe Optune and obtaining a defined reimbursement pathway. Once a defined reimbursement pathway is established, our commercial efforts turn to increasing adoption.

As of January 1, 2017, more than 180 million Americans have coverage of Optune for newly diagnosed and/or recurrent GBM. Additionally, we have negotiated contracts to establish Optune as an in-network benefit for more than 130 million American lives. In 2016, between 20 and 25% of our active U.S. patients were beneficiaries of the Medicare fee-for-service program, which has denied coverage for our claims to date, and we are actively appealing these coverage denials.  We are unable to bill our existing Medicare fee-for-service patients for amounts not paid by Medicare.  Therefore, we may absorb the costs of treatment for amounts not paid by Medicare.

We appeal Medicare coverage denials through the Administrative Law Judge (“ALJ”) process with Centers for Medicare and Medicaid Services (“CMS”). Currently, there are significant delays in the assignment of ALJ cases and as of December 31, 2016 no new cases were being scheduled. Thus, we anticipate that, even if we are successful in winning our appeals, we will experience a significant delay in securing payment for Medicare patients when Medicare’s DME MACs deny coverage for patients who start therapy.

The German healthcare reimbursement system is a mix of public and private payers all operating under government regulatory oversight. Medical device-based therapies are eligible for reimbursement under multiple pathways with varying clinical and effectiveness evidence requirements for each pathway. We have submitted an application to the Federal Joint Committee (Gemeinsamer Bundesausschuss) to review our proposed reimbursement review pathway for Optune. In Germany, we are currently able to bill healthcare payers for individual cases and each case is evaluated individually on its merits and under the payer’s specific rules for such cases.

Switzerland has a mandatory private social health insurance system and the federal government sets the maximal allowable public price for therapies. We submitted our application to the Federal Office of Public Health in Switzerland to secure a defined reimbursement rate for Optune based upon the interim analysis of the EF-14 clinical trial data.  We intend to submit a revised reimbursement filing in 2017 to include the long-term analysis of the EF-14 clinical trial data. Until we secure a defined reimbursement rate, payment is not guaranteed.

Japan operates a universal health insurance system strictly regulated by the government. We are preparing our application to the MHLW to secure a defined reimbursement rate for Optune based on the December 2016 regulatory approval of Optune to treat newly diagnosed GBM. Until we secure MHLW reimbursement approval, our commercial efforts are limited to the privately insured patient population.

Intellectual property

We own all commercialization rights to TTFields in oncology.  Our robust global patent and intellectual property portfolio consists of over 50 issued patents, with numerous additional patent applications pending worldwide. The patents have expected expiration dates between 2021 and 2031. We have also filed over 45 additional patent applications that, if issued, may protect aspects of our platform beyond 2034. We believe we will maintain exclusive rights to market TTFields for all solid tumor indications in our key markets through the life of our patents.  However, our reliance on intellectual property involves certain risks, as described under the heading “Risk factors—Risks relating to intellectual property.”

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

In addition, pursuant to the terms of the Settlement Agreement, we granted the Technion an option to acquire an additional 1,005,210 ordinary shares at any time upon the first to occur of (1) 12 months following the IPO or (2) immediately prior to the sale of the company for cash or publicly traded stock. There was no exercise price on this option. Technion exercised its option in October 2016 and, accordingly, we issued 1,005,210 ordinary shares to Technion in October 2016. No royalties are owed to the Technion or Professor Palti.

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

Presently, the traditional biotechnology and pharmaceutical industries expend significant resources in developing novel and proprietary therapies for the treatment of solid tumors, including GBM and the other indications that we are currently investigating. As we work to increase market acceptance of TTFields, we compete with companies commercializing or investigating immunotherapies, targeted therapies and other anti-cancer therapies, some of which are in clinical trials for GBM that currently specifically exclude patients who have been or are being treated with TTFields.

Government regulation

Our delivery systems and operations are subject to extensive regulation by the FDA under the Federal Food, Drug, and Cosmetic Act (“FDCA”) and by agencies and notified bodies of the countries or regions in which we develop and market our delivery systems. In addition, our delivery systems must meet the requirements of a large and growing body of international standards that govern the pre-clinical and clinical testing, manufacturing, labeling, certification, storage, recordkeeping, advertising, promotion, export and marketing and distribution, among other things, of TTFields and our delivery systems.

In the U.S., advertising and promotion of medical devices, in addition to being regulated by the FDA, are also regulated by the Federal Trade Commission and by state regulatory and enforcement authorities. Promotional activities for FDA-regulated products of other companies have been the subject of enforcement action brought under healthcare reimbursement laws and consumer protection statutes. In addition, under the federal Lanham Act and similar state laws, competitors and others can initiate litigation relating to unfair competition based on advertising claims. In addition, we are required to meet regulatory requirements in countries outside the United States, which can change rapidly with relatively short notice.

Our research, development and clinical programs, as well as our manufacturing and marketing operations, are subject to extensive regulation in the United States and other countries.

Failure by us or by our suppliers to comply with applicable regulatory requirements can result in enforcement action by the FDA or other regulatory authorities, which may result in any number of regulatory enforcement actions, or civil or criminal liability.

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

FDA’s premarket clearance and approval requirements

Unless an exemption applies, before we can commercially distribute medical devices in the United States, we must obtain, depending on the type of device, either prior 510(k) clearance or premarket approval (“PMA”) from the FDA. The FDA classifies medical devices into one of three classes. Devices deemed to pose lower risks are placed in either class I or II, which typically requires the manufacturer to submit to the FDA a premarket notification requesting permission to commercially distribute the device. This process is generally known as 510(k) clearance. Some low-risk devices are exempted from this requirement. Devices deemed by the FDA to pose the greatest risks, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously cleared 510(k) device, are placed in class III, requiring PMA approval.

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

New PMAs or PMA supplements are required for modifications that affect the safety or effectiveness of our delivery systems, including, for example, certain types of modifications to a delivery system’s indication for use, manufacturing process, labeling and design. PMA supplements often require submission of the same type of information as a PMA, except that the supplement is limited to information needed to support any changes from the device covered by the original PMA and may not require any or as extensive clinical data as the original PMA required, or the convening of an advisory panel. The FDA requires a company to make the determination as to whether a new PMA or PMA supplement application is to be filed. If a company determines that neither a new PMA or PMA supplement application is required for modifications, it must nevertheless notify the FDA of these modifications in its PMA Annual Report. The FDA may review a company’s decisions when reviewing the PMA Annual Report and require the filing of an application.

We have received approval for a number of PMA supplements since approval of the PMA for recurrent GBM, including for modifications to Optune’s electric field generator, transducer arrays, software, manufacturing processes and labeling. In October 2015, we received FDA approval to expand our label for Optune to include the treatment of newly diagnosed GBM. Most recently, in July 2016, we received FDA approval for our second generation Optune system. Future modifications may be considered by us as the need arises, some of which we may deem to require a PMA supplement application and others to require reporting in our PMA Annual Report.

Clinical trials

Clinical trials are generally required to support a PMA. Such trials generally require an investigational device exemption application (“IDE”) approved in advance by the FDA for a specified number of patients and study sites, unless the product is deemed a nonsignificant risk device eligible for more abbreviated IDE requirements. Clinical trials are subject to extensive monitoring, recordkeeping and reporting requirements. Clinical trials must be conducted under the oversight of an institutional review board (“IRB”) for the relevant clinical trial sites and must comply with FDA regulations, including those relating to good clinical practices. To conduct a clinical trial, we also are required to obtain the patients’ informed consent in form and substance that complies with both FDA requirements and state and federal privacy and human subject protection regulations. We, the FDA or the respective IRB could suspend a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the anticipated benefits. Even if a trial is completed, the results of clinical testing may not adequately demonstrate the safety and efficacy of the device or may otherwise not be sufficient to obtain FDA approval to market the product in the United States.

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

Foreign approvals and CE mark

Sales and marketing of medical devices outside of the United States are subject to foreign regulatory requirements that vary widely from country to country. These include the requirement to affix a CE mark to our medical devices in the European Union. Whether or not we have obtained FDA approval, our delivery systems must be subject to conformity assessment procedure in which a notified body can be involved. Apart from low risk medical devices (Class I with no measuring function and which are not sterile), where the manufacturer can issue a declaration of conformity based on a self-assessment of the conformity of its products with the Essential Requirements laid down in the Medical Devices Directive, a conformity assessment procedure requires the intervention of a notified body. The notified body typically audits and examines products’ technical file and the quality system for the manufacture, design and final inspection of our devices before issuing a CE Certificate of Conformity demonstrating compliance with the relevant Essential Requirements or the quality system requirements laid down in the relevant Annexes to the Medical Devices Directive. Following the issuance of this CE Certificate of Conformity, we can draw up a declaration of conformity and affix the CE mark to the delivery systems covered by this CE Certificate of Conformity and the declaration of conformity. The time required to CE mark our delivery systems or to obtain approval from other foreign authorities may be longer or shorter than that required for FDA approval. Pursuant to a mutual recognition agreement, our products bearing a CE mark may be exported to Switzerland. In the European Union, a clinical study must receive a positive opinion from a local ethics committee and approval from the competent authority in the applicable EU member states in which the clinical study is conducted. When a clinical study relates to a CE marked medical device that will be used as part of the study according to its CE mark intended purpose, the approval of the competent authorities is not required. In Japan, we must obtain approvals from the MHLW to market our delivery systems. The foreign regulatory approval process includes all the risks associated with FDA regulation, as well as country-specific regulations.

Pervasive and continuing regulation

After a device is placed on the market, numerous regulatory requirements apply. These include:

•	product listing and establishment registration, which helps facilitate FDA inspections and other regulatory action;
•

QSR, which requires manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process for products marketed in the United States;

•

labeling regulations and FDA and equivalent foreign competent authority requiring promotion is truthful and non-misleading and prohibiting the promotion of products for uncleared, unapproved or off-label uses;

•	approval of product modifications that affect the safety or effectiveness of one of our delivery systems that has been approved or is the subject of a CE Certificate of Conformity;
•

Medical Device Reporting regulations of the FDCA and medical device vigilance, which require that manufacturers comply with FDA or equivalent foreign competent authority requirements to report if their device may have caused or contributed to a death or serious injury, or has malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction of the device or a similar device were to recur;

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

Our delivery systems could be subject to voluntary recall if we, the FDA or an equivalent foreign competent authority determine, for any reason, that our delivery systems pose a risk of injury or are otherwise defective. Moreover, the FDA and foreign regulatory authorities can order a mandatory recall if there is a reasonable probability that our delivery system would cause serious adverse health consequences or death.

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

•	untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;
•	unanticipated expenditures to address or defend such actions;
•	customer notifications for repair, replacement and/or refunds;
•	recall, detention or seizure of our delivery systems;
•	operating restrictions or partial suspension or total shutdown of production;
•	refusing or delaying our requests for approval of delivery system candidates or a modified version of Optune;
•	withdrawal of PMA approvals or suspension, variation or withdrawal of CE Certificates of Conformity that have already been granted;
•	refusal to grant export approval for our delivery systems; or
•	civil and/or criminal prosecution by the United States Department of Justice.

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

DME accreditation and licensing and other requirements

We are subject to accreditation and licensing requirements as a DME supplier in most states and must meet the supplier standards of Medicare, Medicaid and other federal programs. Certain states require that DME providers maintain an in-state location. Although we believe we are in compliance with all applicable federal and state regulations regarding accreditation and licensure requirements, if were found to be noncompliant, we could lose our accreditation or licensure in that state or our supplier rights with that federal program, which could prohibit us from selling our current or future delivery systems to patients in that state or to that federal program.

Healthcare regulatory matters

In addition to FDA restrictions on the marketing of medical devices, several other types of U.S. federal and state laws have been applied to restrict certain business practices in the healthcare industry and penalize unlawful conduct. These laws include anti-kickback, self-referral and false claims statutes.

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

The False Claims Act prohibits any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to get a false claim paid. The government has pursued a number of cases under the False Claims Act in connection with the off-label promotion of medical products and various other health care law violations.

The majority of states also have statutes or regulations similar to the federal anti-kickback, self-referral and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, that apply regardless of the payer.

Numerous federal and state laws and regulations, including the Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, govern the collection, dissemination, use, security and privacy of individually identifiable health information. We believe we are in substantial compliance with such applicable laws and regulations, including HIPAA.

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

The Sunshine Act requires manufacturers of drugs, medical devices, biologicals or medical supplies that participate in U.S. federal health care programs to track and then report certain payments and items of value given to U.S. physicians and U.S. teaching hospitals, which are defined as Covered Recipients. The Sunshine Act requires that manufacturers collect this information on a yearly basis and then report it to Centers for Medicare & Medicaid Services by the 90th day of each subsequent year. We have adopted policies and codes of conduct regarding our interactions with Covered Recipients and believe we are in material compliance with the Sunshine Act. However, our failure to adhere to these requirements could materially adversely impact our business and financial results.  Additionally, regulations similar to the Sunshine Act have been adopted in foreign countries including a number of EU member states.

In addition, the U.S. Foreign Corrupt Practices Act (“FCPA”) prohibits corporations and individuals from engaging in certain activities to obtain or retain business outside the United States or to influence a person working in an official capacity in a foreign country. It is illegal to pay, offer to pay or authorize the payment of anything of value to any official of another country, government staff member, political party or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in that capacity.  Legislation similar to the FCPA has been adopted in foreign countries, including a number of EU member states.

Employees

As of December 31, 2016, we had 460 employees. We believe relations with our employees are good.

Available information

Our corporate website address is www.novocure.com. Our website is an inactive textual reference and nothing on our website is incorporated by reference in this Annual Report. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available free of charge on our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

ITEM 1A.  RISK FACTORS

An investment in our ordinary shares involves a high degree of risk. Investors and prospective investors should carefully consider all of the information in this Annual Report on Form 10-K, including the risks and uncertainties described below. Any of the following risks could have a material adverse effect on our business, prospects, financial condition and results of operations. In any such case, the trading price of our ordinary shares could decline, and you could lose all or part of your investment. In assessing these risks, you should also refer to the other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes thereto.

Risks relating to our business, TTFields and our delivery systems

Our business and prospects depend heavily on Optune, which is currently approved only for treatment of GBM. If we are unable to increase sales of Optune, obtain further regulatory approvals for and further commercialize Optune or our other delivery system candidates for the treatment of additional indications or are significantly delayed or limited in doing so, our business and prospects will be materially harmed.

To date we have received FDA regulatory approvals and certain other approvals in foreign jurisdictions for the use of Optune for treatment of adult patients with newly diagnosed GBM in combination with temozolomide (a form of chemotherapy) and for treatment of adult patients with recurrent GBM , and have affixed a CE mark to our TTFields delivery systems for certain indications in the EU; however, such approvals and the CE mark affixed to Optune do not guarantee future revenues for these indications. Further, until we receive FDA and analogous foreign approval for the use of TTFields for other indications through our delivery system candidates, almost all of our revenues will derive from sales of Optune for newly diagnosed and recurrent GBM. The commercial success of Optune and any other delivery systems and our ability to generate and maintain revenues from the use of these delivery systems will depend on a number of factors, including:

•	our ability to obtain additional regulatory approvals for and further commercialize Optune;
•	our ability to develop, obtain regulatory approval for and commercialize our other TTFields delivery system candidates for additional indications;
•	the acceptance of TTFields by patients and the healthcare community, including physicians and third-party payers (both private and public), as therapeutically effective and safe;
•	the relative cost, safety and efficacy of alternative therapies;
•	the ability to obtain and maintain sufficient coverage or reimbursement by private and public third-party payers;
•	the ability of our third-party manufacturers to manufacture Optune and other delivery system candidates in sufficient quantities with acceptable quality;
•	our ability to provide marketing and distribution support for Optune and our other delivery system candidates;
•	results of future clinical studies relating to TTFields or our competitors’ products;
•	compliance with applicable health care laws and regulations;
•	the maintenance of our existing regulatory approvals in the United States, the European Union, Switzerland, Japan and other foreign jurisdictions; and
•	the consequences of any reportable adverse events involving Optune or TTFields occurring in the United States, the European Union or other foreign jurisdictions.

In addition, sales of Optune are limited to approved indications, which vary by geography, and the FDA label for Optune is limited in certain respects (for example, it is not approved for use in the brain stem, and is limited for use by adults ages 22 and older), which may reduce the number of GBM patients to whom it may be prescribed.

In addition to Optune, our ability to generate future revenues will depend on achieving regulatory approval of, and eventual commercialization of, our delivery system candidates. However, obtaining regulatory approval of our delivery system candidates is not guaranteed. Our near-term prospects are substantially dependent on our ability to obtain regulatory approvals on the timetable we have anticipated, and thereafter to further successfully commercialize these delivery system candidates. Regulatory changes or actions under the new political administration in the United States may further affect our ability to obtain regulatory approvals on the anticipated timetable.  If we are not able to receive such approvals or to further commercialize our delivery system candidates, or are significantly delayed or limited in doing so, our business and prospects will be materially harmed and we may need to delay our initiatives or even significantly curtail operations.

To date, we have incurred substantial operating losses.

We were founded in 2000, operated as a development stage company through December 31, 2011 and have incurred substantial operating losses to date. In assessing our prospects, you must consider the risks and difficulties frequently encountered by companies in new and rapidly evolving markets, particularly companies engaged in the development and sales of oncology products. These risks include our ability to:

•	continue to develop and enhance Optune and our delivery system candidates;
•	obtain regulatory approval to commercialize new delivery systems and enhance or modify our existing delivery systems;
•	increase our sales, marketing and distribution organization to commercialize our delivery systems;
•	perform clinical research and trials on TTFields;
•	establish and increase awareness and acceptance of our delivery systems;
•	implement and successfully execute our business and marketing strategy;
•	respond effectively to competitive pressures and developments;
•	maintain, protect and expand our intellectual property portfolio;
•	operate in compliance with applicable health care laws and regulations;
•	expand our presence in our key markets;
•	attract, retain and motivate qualified personnel; and
•	grow our organization to support our operations and our clinical pipeline and expand commercialization efforts.

We anticipate continuing to incur significant costs associated with commercializing our delivery systems for approved indications including product sales, marketing, manufacturing and distribution expenses. We expect our research, development and clinical trials expenses to increase in connection with our ongoing activities and as additional indications enter late-stage clinical development. Our expenses could increase beyond expectations if, for example, we are required by the FDA, or other regulatory agencies, domestic or foreign, to change manufacturing processes for our delivery systems, or to perform clinical, nonclinical or other types of studies in addition to those that we currently anticipate. Our revenues are dependent, in part, upon the size of the markets in the jurisdictions in which we receive regulatory approval, the accepted price for our delivery systems and the ability to obtain reimbursement at such price. If the number of our addressable patients is not as significant as we estimate, the indications approved by regulatory authorities is narrower than we expect or the population for treatment is narrowed by competition, physician choice or treatment guidelines, we may not generate significant revenues. If we are not able to generate significant revenues, we may never become profitable.

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

For planning purposes, we estimate the timing of the accomplishment of various scientific, clinical, regulatory and other goals, which we sometimes refer to as milestones. These milestones may include the commencement or completion of scientific studies and clinical trials, the submission of regulatory filings in the United States and other foreign jurisdictions and the receipt of regulatory approvals in such jurisdictions. From time to time, we may publicly announce the expected timing of some of these milestones. All of these milestones are based on a variety of assumptions. The actual timing of the achievement of these milestones can vary dramatically from our estimates, in many cases for reasons beyond our control, depending on numerous factors, including:

•	the rate of progress, costs and results of our research and development activities and clinical trials;
•	our ability to identify and enroll patients who meet clinical trial eligibility criteria;
•	the extent of scheduling conflicts with participating clinicians and clinical institutions;
•	the occurrence of unanticipated adverse events during clinical trials;
•	the receipt of approvals by our competitors and by us of our delivery system candidates and our competitors’ products;
•	our ability to achieve coverage and reimbursement milestones with private and governmental third-party payers;
•

our ability to access sufficient, reliable and cost-effective supplies of components used in the manufacture of Optune and delivery system candidates, including the transducer arrays and other materials;

•	our ability to develop a sales and marketing organization and/or enter into sales and marketing collaborations for Optune and, if approved, our delivery system candidates; and
•	changes in regulations and other actions by regulators.

For example, our key milestones include clinical development milestones for the use of TTFields to treat brain metastases, non-small cell lung cancer, pancreatic cancer, ovarian cancer and mesothelioma. We can provide no assurance that we will achieve these milestones on our expected timetable, or at all.

If we do not achieve these milestones in the timeframes we expect and generate substantial revenues, and/or if we are unable to obtain sufficient additional funds through financings, the proceeds from long-term loans, strategic collaborations or the license or sale of certain of our assets on a timely basis when necessary, we may be required to reduce expenses by delaying, reducing or curtailing the development of our delivery systems and we may need to raise additional capital to fund our operations, which we may not be able to obtain on favorable terms, if at all. If we fail to commence or complete, or experience delays in or are forced to curtail, our proposed clinical programs or otherwise fail to adhere to our projected development goals in the timeframes we announce or expect (or within the timeframes expected by analysts or investors), or we fail to raise any required additional capital, any of such events could have a material adverse effect on our business, prospects, financial condition and results of operations and cause our stock price to decline. We will need to generate significant revenues to achieve profitability, and we may never do so.

We may not be successful in our efforts to create a pipeline of delivery system candidates for future indications for TTFields and successfully commercialize them, or we may expend our resources on indications that do not yield a successful approval and fail to capitalize on other indications that may be more profitable or for which there is a greater likelihood of success.

We are pursuing clinical development of TTFields to treat a variety of solid tumors through our delivery system candidates. For these future indications, we are at varying stages of development and we generally do not have relevant regulatory approvals to market TTFields in these indications. Further, we do not currently intend to pursue indications involving solid tumors of the throat or extremities, and TTFields would not be efficacious for non-solid tumor cancers like lymphoma or other blood cancers.

Even if we are successful in continuing to build our pipeline, obtaining regulatory approvals and commercializing our delivery system candidates for additional indications are susceptible to risks of failure, including the significant risk that the development of our delivery system candidates for any potential indications will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. We cannot provide you any assurance that we will be able to advance any of these additional indications through the development and commercialization process. Our research programs may initially show promise in addressing additional indications, yet fail to yield approvals or commercialization for many reasons, including the following:

•	we may not be able to assemble sufficient resources to pursue clinical trials for additional indications;
•	our delivery system candidates may not succeed in pre-clinical or clinical testing;
•

our delivery systems may, on further study be shown to have harmful side effects for other indications or other characteristics that indicate they are unlikely to be effective or otherwise do not meet applicable regulatory criteria for such indications;

•	competitors may develop alternative treatments that render our delivery systems obsolete or less attractive;
•	the market for TTFields may change so that the continued development of our pipeline as currently contemplated is no longer appropriate;
•	our delivery systems may not be capable of being produced in commercial quantities at an acceptable cost, or at all; and
•	our delivery systems may not meet standards set by applicable regulatory authorities to obtain approval or clearance to market such delivery systems;
•	our delivery systems may not be accepted as safe, effective, convenient or otherwise desirable by patients, the medical community or third-party payers.

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

If we are unable to continue the development of an adequate sales and marketing organization or contract with third parties to assist us, we may not be able to successfully commercialize our delivery systems that may be approved for commercial sale.

To achieve commercial success for Optune and our delivery system candidates, we must continue to develop and grow our sales and marketing organization and, as necessary, enter into sales and distribution relationships with third parties to market and sell Optune and our delivery system candidates. Developing and managing a sales and marketing organization is a difficult, expensive and time consuming process. To be successful we must:

•	recruit and retain adequate numbers of effective and experienced sales personnel;
•	effectively train our sales personnel in the benefits and risks of Optune and our delivery system candidates;
•

establish and maintain successful sales, marketing and education programs that educate health care providers so they can appropriately inform their patients about Optune and our delivery system candidates; and

•	manage geographically disbursed sales and marketing operations.

We may not be able to successfully develop adequate sales and marketing capabilities to achieve our growth objectives. We will have to compete with other pharmaceutical and life sciences companies to recruit, hire, train and retain the sales and marketing personnel that we anticipate we will need. In addition, because Optune requires, and we anticipate our delivery system candidates will require, physician training and education, our sales and marketing organization must grow substantially as we expand our approved indications and markets. As a consequence, our expenses associated with building up and maintaining our sales force and marketing capabilities may be disproportionate to the revenues we may be able to generate on sales of Optune and our delivery system candidates.

If we are unable to establish adequate sales and marketing capabilities or successful sales and distribution relationships, we may fail to realize the full sales potential of Optune and some or all of our delivery system candidates, and we may not be able to achieve the necessary growth in a cost-effective manner or realize a positive return on our investment. If we establish sales and distribution agreements with other companies, we may not have control over the resources or degree of effort that any of these third parties may devote to our delivery systems, and if they fail to devote sufficient time and resources to the marketing of such delivery systems, or if their performance is substandard, it will adversely affect our revenues.

We may not be successful in achieving market acceptance of TTFields by healthcare professionals, patients and/or third-party payers in the timeframes we anticipate, or at all, which could have a material adverse effect on our business, prospects, financial condition and results of operations.

Our business model is predicated on achieving market acceptance of TTFields as a monotherapy or in combination with well-established cancer treatment modalities like surgery, radiation and pharmacological therapies. We may not achieve market acceptance of Optune and other TTFields delivery systems we develop in the amount of time that we have anticipated, or at all, for a number of different reasons. As a general matter, we may not achieve market acceptance of TTFields because of the following factors, among others:

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

•	patients may be reluctant to elect to use our TTFields delivery systems, including Optune, for various reasons, including a perception that the treatment is untested or difficult to use;
•

the delivery systems may have some side effects (for example, dermatitis where the transducer arrays are placed) and the delivery system cannot be worn in all circumstances (for example, it cannot get wet and is difficult to wear in high temperatures); and

•

the price of the TTFields delivery systems includes a monthly fee for use of the delivery system, so as the duration of the treatment course increases, the price will increase correspondingly, and, when used in combination with other treatments, the overall cost of treatment will be greater than using a single type of treatment; however, different pricing models may apply in the future.

In particular, Optune may not achieve market acceptance because of the following additional factors (which may apply to our future delivery systems, to varying degrees):

•

achieving patient acceptance is difficult because GBM is a devastating disease with a poor prognosis, and not all patients with short lifespans are willing to comply with Optune therapy requirements, such as extended use of Optune, carrying around a device and shaving their heads (which may be of particular concern to women), and other patients may forego Optune treatment for cosmetic visibility or mobility reasons;

•

achieving patient compliance is difficult because the recommended average daily use of Optune is at least 18 hours a day, requiring patients to wear the delivery system nearly continuously, which to some extent restricts physical mobility because the battery must be frequently recharged, and the patient or a caregiver must ensure that it remains continuously operable;

•

certain patients are not advised to use Optune, including patients who have an active electronic medical device, which include deep brain stimulators, spinal cord stimulators, vagus nerve stimulators, pacemakers, defibrillators and programmable shunts, because the use of Optune with these devices has not been tested and may lead to malfunctioning of these devices; patients who have a skull defect or bullet fragments are also not advised to use Optune because the use of Optune with these conditions has not been tested and may lead to tissue damage or render Optune ineffective; and patients who are sensitive to conductive hydrogels because skin contact with the gel used in Optune for patients that are sensitive to conductive hydrogels may commonly cause increased redness and itching, and in rare instances may lead to severe allergic reactions, such as shock or respiratory failure;

•

the need to wear Optune nearly continuously in order to achieve efficacy of TTFields may also impact the pool of patients to whom physicians may be willing to prescribe treatment, as physicians may be reluctant to treat patients who are physically frail or lack caregiver support with Optune, and efficacy may also be limited in instances where patients take a break from the delivery system when experiencing skin rashes, while bathing or swimming because Optune cannot get wet, or while traveling, there may be a disruption in continuous use; and

•

side effects reported by GBM patients treated with a combination of Optune and temozolomide, including the known side effects of temozolomide alone, dermatitis where the transducer arrays are placed, headaches, weakness, falls, fatigue, muscle twitching and skin ulcers (and there may be additional side effects not yet observed).

In addition, even if we are successful in achieving market acceptance of Optune for GBM, we may be unsuccessful in achieving market acceptance of TTFields as a treatment for other solid tumor cancers, such as brain metastases, NSCLC, pancreatic cancer, ovarian cancer, mesothelioma and other solid tumor cancers, because certain radiation or chemotherapies may become or remain the preferred standard of care for these indications.

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

We expect that the vast majority of our revenues will come from third-party payers either directly to us in markets where we provide Optune or plan to provide our delivery system candidates to patients or indirectly via payments made to hospitals or other entities providing Optune or which may in the future provide our delivery system candidates to patients. Private payers in the United States cover the largest segment of the population, with the remainder either uninsured or covered by governmental payers.  We anticipate that the majority of the third-party payers outside the United States will be government agencies, government sponsored entities or other payers operating under significant regulatory requirements from national or regional governments.

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

Private and government payers in the United States and around the world are increasingly challenging the prices charged for medical products and services. Additionally, the containment of healthcare costs has become a priority of U.S. federal and state governments and governments around the world. Adoption of additional price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our revenues and operating results. If third-party payers do not consider our delivery system or the combination of our delivery system with additional treatments to be cost-

justified under a required cost-testing model, they may not cover our delivery systems for their populations or, if they do, the level of payment may not be sufficient to allow us to sell our delivery systems on a profitable basis.

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

Third-party payers, healthcare systems, government agencies or other groups often issue reimbursement codes to facilitate billing for products and physician services used in the delivery of medicine. Within the United States, the billing codes most directly related to Optune and future delivery systems are contained in the Healthcare Common Procedure Coding System (“HCPCS code set”). The HCPCS code set contains Level I codes that describe physician services, also known as Common Procedural Terminology codes (“CPT codes”) and Level II codes that primarily describe products. The Centers for Medicare and Medicaid Services (“CMS”), is responsible for issuing the HCPCS Level II codes. The American Medical Association issues HCPCS Level I codes.

We have secured unique HCPCS Level II codes that describe Optune and we are able to use these codes in the United States to bill third-party payers. Loss of these codes or any alteration in the payment attached to these codes would materially impact our operating results.

Although we are attempting to secure CPT codes, no CPT codes currently exist to describe physician services related to the delivery of TTFields therapy. We may not be able to secure CPT codes for physician services related to Optune based on the relatively low incidence of GBM. Our future revenues and results may be affected by the absence of CPT codes, as physicians may be less likely to adopt the therapy when not adequately reimbursed for the time, effort, skill, practice expense and malpractice costs required to provide the therapy to patients.

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

During 2016, 20-25% of patients using Optune were beneficiaries under the Medicare fee-for-service program.  Failure to secure coverage and adequate payment from Medicare would reduce our revenues and may also affect the coverage and payment decisions of other third-party payers in the United States.

Medicare has the authority to issue national coverage determinations or to defer coverage decisions to its regional Medicare Administrative Contractors (“MACs”). Medicare has not issued a national coverage determination for Optune. The four MACs that currently administer the durable medical equipment benefit for Medicare (“MACs“) have each issued local coverage determination policies stating that Optune is not reasonable and necessary for the treatment of recurrent GBM. Medicare is in the process of consolidating the administration of the four DME MAC jurisdictions under just two contractors, which may negatively affect our ability to petition individual medical policy decision-makers at the MACs for coverage. The continuing absence of a positive coverage determination from Medicare or the DME MACs would materially affect our future revenues.

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

The Medicare fee-for-service program has denied coverage for our claims to date.  Although we are actively appealing these coverage denials, we are unable to bill our existing Medicare fee-for-service patients for amounts not paid by Medicare. Therefore, we are absorbing and may continue to absorb the costs of treatment for amounts not paid by Medicare.

We appeal Medicare coverage denials through the Medicare appeals process: redetermination by a MAC, reconsideration by a Qualified Independent Contractor, hearing before an Administrative Law Judge, or ALJ, at the Office of Medicare Hearings and Appeals, review by the Medicare Appeals Council, and judicial review in U.S. District Court. Currently, there is a considerable backlog of appeals at the ALJ level and there are significant delays in the assignment of ALJ cases. Thus, we anticipate that, even if we are successful in winning our appeals, we will experience a significant delay in securing payment for Medicare patients when Medicare’s DME MACs deny coverage for patients who start therapy.

We depend on single-source suppliers for some of our components. The loss of these suppliers could prevent or delay shipments of Optune, delay our clinical trials or otherwise adversely affect our business.

We source some of the key components of Optune from only a single vendor. If any one of these single-source suppliers were to fail to continue to provide components to us on a timely basis, or at all, our business and reputation could be harmed. For example, we currently have a single source for the ceramic discs used in the transducer arrays for Optune, which we source from Harris Corporation.  We have identified and qualified an additional supplier but have not yet received production shipments from this supplier.  Our current agreement with Harris Corporation continues through July 21, 2017.  We currently do not intend to renew this supply agreement under the current terms.  There is a risk that a mutual agreement on commercial terms will not be reached with Harris for a new contract.  In addition to certain other customary termination rights, Harris Corporation can terminate this agreement with 90 days’ written notice if we breach any of our material obligations under the agreement.

Agreements with our other suppliers range from terms of four years to ten years and are terminable by either party, generally between 180 days’ and 12 months’ written notice. Establishing additional or replacement suppliers for any components of our delivery systems, and obtaining any additional regulatory approvals required to add or replace suppliers, will take a substantial amount of time and could result in increased costs and impair our ability to produce Optune, which would have a material adverse effect on our business, prospects, financial condition and results of operations. We may have difficulty obtaining similar components from other suppliers that are acceptable to the FDA or foreign regulatory authorities, or to comply with the Essential Requirements laid down in Annex I to the Directive 93/42/EEC concerning medical devices, commonly known as the Medical Devices Directive, which are the minimum requirements governing design and manufacturing in the European Union. The risks associated with the failure of our suppliers to comply with strictly enforced regulatory requirements as described below are exacerbated by our dependence on single-source suppliers. Furthermore, since some of these suppliers are located outside of the United States, we are subject to foreign export laws and United States import and customs regulations, which complicate and could delay shipments of components to us.  The U.S. government recently suggested that there may be significant increases on tariffs on goods imported into the United States. Changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories and countries where we may develop and sell products, and any negative sentiments towards the United States as a result of such changes, could adversely affect our business.

We are currently seeking second-source suppliers, certain of which we expect to have under contract as early as 2017, but we can provide no assurance we will achieve this on this timeframe or at all. Various steps must be taken before signing up these suppliers, including qualifying these suppliers in accordance with regulatory requirements.

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

We do not have the ability to independently conduct some of our pre-clinical and all of clinical trials for our delivery systems and we must rely on third parties, such as contract research organizations, medical institutions, clinical investigators and contract laboratories, to conduct such trials. We and these third parties are required to comply with current good clinical practices (“cGCPs“) which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for clinical development. We and these third parties are also required to comply with current good laboratory practices (“cGLPs”) which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for nonclinical laboratory studies. Regulatory authorities enforce these cGLPs and cGCPs through periodic inspections of trial sponsors, laboratories, principal investigators and trial sites. If we or any of these third parties fail to comply with applicable cGLP and cGCP regulations, the clinical data generated in our nonclinical studies and clinical trials may be deemed unreliable and the FDA or foreign regulatory authorities may require us to perform additional nonclinical or clinical trials before approving our approved applications. We cannot be certain that, upon inspection or review of our files, such regulatory authorities will determine that any of our nonclinical studies or clinical trials comply with the applicable cGLP or cGCP regulations.

Any third parties conducting our nonclinical studies and clinical trials are not and will not be our employees and, except for remedies available to us under our agreements with such third parties, we cannot control whether or not they devote sufficient time and resources to our ongoing pre-clinical, clinical and nonclinical programs. These third parties may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting nonclinical studies, clinical studies or other cancer treatment development activities, which could affect their performance on our behalf. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if these third parties need to be replaced or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our pre-clinical development activities or clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for our delivery systems or successfully commercialize our delivery systems on a timely basis, if at all, and our business, prospects and results of operations may be adversely affected.

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

The timely completion of clinical trials depends, among other things, on our ability to enroll a sufficient number of patients who remain in the trial until its conclusion. We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons, including:

•	the severity of the disease under investigation;
•	the limited size and nature of the patient population;
•	the patient eligibility criteria defined in our protocol and other clinical trial protocols;

•	the nature of the trial protocol, including the attractiveness of, or the discomforts and risks associated with, the treatments received by enrolled subjects;
•

clinicians’ and patients’ perceptions as to the potential advantages and side effects of TTFields in relation to other available therapies, including any new drugs or treatments that may be approved for the indications we are pursuing;

•	availability of other clinical trials;
•	the possibility or perception that enrolling in a TTFields clinical trial may limit the patient’s ability to enroll in future clinical trials for other therapies due to protocol restrictions;
•	patient referral practices of physicians;
•	the ability to monitor patients adequately during and after treatment;
•	the availability of appropriate clinical trial investigators, support staff and proximity of patients to clinical sites;
•	physicians’ or our ability to obtain and maintain patient consents; and
•	the risk that patients enrolled in clinical trials will choose to withdraw from or otherwise not be able to complete a clinical trial.

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
•

the data collected from clinical trials of our delivery system candidates may not reach statistical significance due to limited sample size or otherwise not be sufficient to support FDA or other regulatory approval; and

•

our delivery system candidates may not produce the desired effects or may result in adverse health effects or other characteristics that are not currently known that preclude additional regulatory approval or limit their commercial use if approved.

To date, patients treated with Optune in our EF-11 and EF-14 clinical trials have experienced treatment-related side effects, including dermatitis (including mild to moderate skin irritation) where the transducer arrays are placed, headaches, weakness, falls, fatigue, muscle twitching and skin ulcers. There may be additional side effects observed in future clinical trials and/or through real-world experience with patients using Optune or our other TTFields delivery system candidates. Undesirable side effects caused by our delivery systems could cause us or regulatory authorities to interrupt, delay or terminate clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects.

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

Although we believe TTFields represents a treatment modality that can be used in combination with other cancer treatment modalities, our current competitors or other companies may at any time develop additional drugs and devices for the treatment of GBM and other solid tumors that could be more effective than using our TTFields delivery systems. If an existing or future competitor develops a product that proves to be superior or comparable to Optune or any of our future delivery systems, our revenues may decline. In addition, some of our competitors may compete by changing the price of their cancer treatments. If these competitors’ products were to gain acceptance by healthcare professionals, patients or third-party payers, a downward pressure on prices could result. If prices were to fall, we may not be able to improve our gross margins or sales growth sufficiently to achieve profitability.

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

Because of the specialized nature of our business, the termination of relationships with our key employees, consultants and advisors may prevent us from developing TTFields, conducting clinical trials and obtaining any necessary financing. Further, the inability to recruit and retain additional personnel may have an adverse effect on our ability to successfully operate our business.

We are highly dependent on members of our executive team, the loss of whose services may adversely impact the achievement of our objectives. While we have entered into employment agreements with each of our executive officers, any of them could leave our employment at any time. We do not have “key person” insurance on any of our employees. The loss of the services of one or more of our current employees might impede the achievement of our business objectives. The competition for qualified personnel in the oncology field is intense, and we rely heavily on our ability to attract and retain qualified scientific, technical and managerial personnel. Our future success depends upon our ability to attract, retain and motivate highly skilled employees. In order to commercialize TTFields successfully, we will be required to expand our workforce, particularly in the areas of research and development and clinical trials, sales and marketing and supply chain management. These activities will require the addition of new personnel and the development of additional expertise by existing management personnel. We face intense competition for qualified individuals from numerous pharmaceutical, biopharmaceutical and biotechnology companies, as well as academic and other research institutions. We may not be able to attract and retain these individuals on acceptable terms or at all. Failure to do so would materially harm our business.

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

Additionally, from time to time, proposals have been made and legislation has been introduced (for example, the Swiss Corporate Tax Reform III, or CTR III) to change the tax laws, regulations or interpretations thereof (possibly with retroactive effect) of various jurisdictions or limit tax treaty benefits that, if enacted, could materially increase our tax burden, increase our effective tax rate or otherwise have a material adverse impact on our financial condition and results of operations. As an example, recent U.S. legislative proposals would broaden the circumstances under which a foreign corporation like us would be considered a U.S. resident for U.S. federal income tax purposes, in addition to other U.S. legislative proposals that could have a material adverse impact on us by overriding certain tax treaties and limiting the treaty benefits on certain payments, which could increase our tax liability. We cannot predict whether or when any of these potential changes in law might become effective in any jurisdiction.  More recently, the U.S. government has recently called for substantial change to fiscal and tax policies, which may include comprehensive tax reform. We cannot predict whether or when any of these potential changes in law might become effective in any jurisdiction nor the impact, if any, of these changes to our business.  It is possible that these changes could adversely affect our business. While we monitor proposals and other developments that would materially impact our tax burden and effective tax rate and investigate our options accordingly, we could still be subject to increased taxation on a going forward and retroactive basis no matter what action we undertake if certain legislative proposals or regulatory changes are enacted, certain tax treaties are amended and/or our interpretation of applicable tax or other laws is challenged and determined to be incorrect. In particular, any alternative interpretations of applicable tax laws asserted by a tax authority or changes in tax laws, regulations or accounting principles that limit our ability to take advantage of tax treaties between jurisdictions, modify or eliminate the deductibility of various currently deductible payments, increase the tax burden of operating or being resident in a particular country, result in transfer pricing adjustments or otherwise require the payment of additional taxes, may have a material adverse effect on our cash flows, financial condition and results of operations

The termination or revision of any of our tax rulings or indirect tax exemptions that we have or may have in the future may have a material adverse effect on our cash flows, financial condition and results of operations.

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

Other future litigation and regulatory actions could have a material adverse impact on the Company.

From time to time, we may be subject to litigation and other legal and regulatory proceedings relating to our business or investigations or other actions by governmental agencies, including as described in Part I, Item 3 “Legal Proceedings” of this Annual Report on Form 10-K. No assurances can be given that the results of these or new matters will be favorable to us. An adverse resolution of lawsuits, arbitrations, investigations or other proceedings or actions could have a material adverse effect on our financial condition and results of operations, including as a result of non-monetary remedies. Defending ourselves in these matters may be time-consuming, expensive and disruptive to normal business operations and may result in significant expense and a diversion of management’s time and attention from the operation of our business, which could impede our ability to achieve our business objectives. Additionally, any amount that we may be required to pay to satisfy a judgment, settlement, fine or penalty may not be covered by insurance. Subject to the Jersey Companies Law, our articles of association permit us to indemnify any director against any liability, to purchase and maintain insurance against any liability for any director and to provide any director with funds (whether by loan or otherwise) to meet expenditures incurred or to be incurred by such director in defending any criminal, regulatory or civil proceedings or in connection with an application for relief (or to enable any such director to avoid incurring such expenditure). In addition, we have entered into indemnification agreements with each of our directors, and we anticipate entering into indemnification agreements with each of our officers, to indemnify them against certain liabilities and expenses arising from their being a director to the maximum extent permitted by Jersey law.  In the event we are required to make such payments to our directors, there can be no assurance that any of these payments will not be material.

Global economic, political and industry conditions constantly change and unfavorable conditions, particularly in Israel, may have a material adverse effect on our business and results of operations.

We are a global oncology treatment company with worldwide operations. Volatile economic, political and market conditions, such as political or economic instability, majority hostilities or acts of terrorism, in the regions in which we operate may have a negative impact on our operating results and our ability to achieve our business objectives.   We  may not have insight into economic and political trends that could emerge and negatively affect our business.  In addition, significant or volatile changes in exchange rates between the U.S. dollar and other currencies may have a material adverse impact upon our liquidity, revenues, costs and operating results.

In particular, we have research facilities located in Israel, and one of our key suppliers, which is both a component supplier and finished good manufacturer, manufactures its goods in one physical location in Israel. If recent regime changes and civil wars in neighboring states result in the establishment of fundamentalist Islamic regimes or governments more hostile to Israel, or if Egypt or Jordan abrogates its respective peace treaty with Israel, Israel could be subject to additional political, economic and military confines, which could result in a material adverse effect on our operations. Parties with whom we do business have sometimes declined to travel to Israel during periods of heightened unrest or tension, forcing us to make alternative arrangements when necessary. In addition, the political and security situation in Israel may result in parties with whom we have agreements involving performance in Israel claiming that they are not obligated to perform their commitments under those agreements pursuant to force majeure provisions in the agreements.

The vote by the United Kingdom electorate in favor of the United Kingdom’s exit from the European Union could adversely impact our business, results of operations and financial condition.

The passage of the referendum on the United Kingdom’s membership in the European Union, referred to as “Brexit,” in favor of the exit of the United Kingdom from the European Union, could cause disruption to and create uncertainty surrounding our business, which could have an adverse effect on our business, financial results and operations. Negotiations are expected to commence to determine the terms of the United Kingdom’s relationship with the European Union in the future, including trade terms between the United Kingdom and countries comprising the European Union. The effects of Brexit will depend on any agreements the United Kingdom makes to retain access to markets in the European Union, either during a transitional period or more permanently.

Assuming its implementation, Brexit would result in the United Kingdom no longer being a European Union Member State and a member of the European Union single market, which may result in increased trade barriers. Increased trade barriers could impact our results of operations. Brexit could result in restrictions on the movement of capital within our organization, the mobility of our personnel and the potential future commercialization of Optune or our delivery system candidates and could change our tax benefits or liabilities, any of which could have a material adverse effect on our business, results of operations or financial condition.

We are increasingly dependent on information technology systems and subject to privacy and security laws, and our systems and infrastructure face certain risks, including from cyber security breaches and data leakage.

We increasingly rely upon technology systems and infrastructure. Our technology systems are potentially vulnerable to breakdown or other interruption by fire, power loss, system malfunction, unauthorized access and other events. Likewise, data privacy breaches by employees and others with both permitted and unauthorized access to our systems may pose a risk that sensitive data (including protected health information (“PHI”)) may be exposed to unauthorized persons or to the public, or may be permanently lost. The increasing use and evolution of technology, including cloud-based computing, creates additional opportunities for the unintentional dissemination of information, intentional destruction of confidential information stored in our systems or in non-encrypted portable media or storage devices. We could also experience a business interruption, information theft of confidential information, or reputational damage from industrial espionage attacks, malware or other cyber incidents, which may compromise our system infrastructure or lead to data leakage, either internally or at our third-party service providers or other business partners. Additionally, we must comply with numerous laws and regulations governing the collection, dissemination, access, use, security and PHI, including, in the U.S., The Health Insurance Portability and Accountability Act of 1996 and its implementing privacy and security regulations and applicable state laws, and in the EU, Directive 95/46/EC of the European Parliament and of the Council of October 24, 1995 and applicable national laws. While we have invested heavily in the protection of data and information technology and in related training, there can be no assurance that our efforts will prevent significant breakdowns, breaches in our systems or other cyber incidents or ensure compliance with all applicable security and privacy laws, regulations and standards, including with respect to third-party service providers that utilize sensitive personal information, including PHI, on our behalf. Any such breakdown, breach, incident or failure to comply could have a material adverse effect upon our reputation, business, operations or financial condition. In addition, significant implementation issues may arise as we continue to consolidate and outsource certain computer operations and application support activities.

Changes in our technology could result in impairment charges in future periods.

United States generally accepted accounting principles (“GAAP”) require annual (or more frequently if events or changes in circumstances warrant) impairment tests of goodwill, intangible assets and other long-lived assets.  Generally speaking, if the carrying value of the asset is in excess of the estimated fair value of the asset, the carrying value will be adjusted to fair value through an impairment charge.  Circumstances such as changes in technology or in the way an asset is being used may trigger an impairment review.  For example, in connection with our introduction of the second generation Optune in 2016, we recorded an impairment loss with respect to the write-off of our first generation Optune system field equipment (finished goods and production stage).  Any negative perception of such a deficit could have an adverse effect on the price of our ordinary shares and could impair our ability to obtain new financing or refinance existing indebtedness.

If any of our facilities are damaged or our clinical, research and development or other business processes interrupted, our business could be seriously harmed.

We conduct our business in a limited number of facilities in the United States, Germany, Switzerland, Israel and Japan. Damage or extended periods of interruption to our or our suppliers’ or manufacturers’ corporate, development or research facilities due to fire, natural disaster, power loss, communications failure, unauthorized entry, terrorist attacks or other events could cause us to cease or delay development of some or all of our delivery systems. Our internal computer systems may fail or suffer security breaches, which could result in a material disruption of our business. Our business may be seriously harmed by such delays and interruption.

Additionally, one of our key suppliers, which is both a component supplier and finished goods manufacturer, manufactures its goods in one physical location in Israel. Our Israeli operations are located in Haifa, in northern Israel, and are within range of areas of significant conflict.  In recent years, these have included hostilities between Israel and Hezbollah in Lebanon and Hamas in the Gaza strip, both of which resulted in rockets being fired into Israel, causing casualties and disruption of economic activities. Although our  facilities have not sustained any damage from such attacks, any future attacks and resulting damage could adversely affect our operations.  In addition, our business insurance only covers certain specified events associated with war or terrorism in the Middle East, and may not cover all such events. Although the Israeli government currently covers the reinstatement value of direct damages that are caused by terrorist attacks or acts of war, this government coverage may not be maintained, or may be insufficient to cover all losses we incur, even if available. Any losses or damages incurred by us could have a material adverse effect on our business.

We have significant debt service obligations and may incur additional indebtedness in the future, which could adversely affect our financial condition and results of operations and our ability to react to changes in our business.

As of December 31, 2016, we had $100.0 million of principal indebtedness outstanding under our Loan and Security Agreement dated as of January 7, 2015, between us, as borrower, and Biopharma Secured Investments III Holdings Cayman LP, as lender (“Term Loan Credit Facility”). We may incur additional indebtedness in the future. Our existing indebtedness and any additional indebtedness we may incur could require us to divert funds identified for other purposes for debt service and impair our liquidity position.

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

We currently market Optune in the United States, as well as certain EU member states, Switzerland, Japan and other foreign jurisdictions. We intend to market our TTFields delivery systems in a number of additional international markets. Although certain of our delivery systems have been approved for commercialization in Australia, Switzerland and Israel and are CE marked in the European Union, in order to market our delivery systems in other foreign jurisdictions and for other indications, we must obtain separate regulatory approvals and CE Certificates of Conformity. The requirements governing the conduct of clinical trials and manufacturing and marketing of our delivery system candidates outside the United States vary widely from country to country. Foreign regulatory approvals and CE Certificates of Conformity may take longer to obtain than FDA approvals and can require, among other things, additional testing and different clinical trial designs. Foreign regulatory approval and CE marking processes include essentially all of the risks associated with the FDA approval processes. Some foreign agencies must also approve prices of the delivery systems. Approval of a product by the FDA does not ensure approval of the same product by the health authorities of other countries or CE marking of Optune in the European Union and vice versa. In addition, changes in regulatory policy in the United States or in foreign countries for the approval or CE marking of a medical device during the period of product development and regulatory agency review or notified body review of each submitted new application may cause delays or rejections.

Upcoming changes in the EU rules governing the placing on the market of medical devices may have a potential impact on the CE marking of Optune and our delivery system candidates in the European Union. In September 2012, the European Commission adopted a package of two legislative proposals designed to replace the existing regulatory framework for medical devices in the European Union. In September 2016, a political agreement was reached between the European Parliament and the Council of the European Union. It is expected that the Medical Devices Regulation, also covering active implantable devices, and the In Vitro Diagnostics Medical Devices Regulation will be finally adopted by the Council in March 2017 and enter into force in April 2017. The regulations will then become applicable in three and five years, respectively. When applicable, the regulations will change the regulatory system for medical devices in the European Union, which may prevent or delay the CE marking of our delivery system candidates or impact our ability to modify Optune for CE marking purposes on a timely basis.

We may choose to, or may be required to, suspend, repeat or terminate our clinical trials if they are not conducted in accordance with regulatory requirements, the results are negative or inconclusive or the trials are not well designed.

Clinical trials must be conducted in accordance with the FDA’s cGCPs and the equivalent laws and regulations applicable in other jurisdictions in which the clinical trials are conducted. The clinical trials are subject to oversight by the FDA, foreign regulatory agencies, ethics committees and institutional review boards at the medical institutions where the clinical trials are conducted. In addition, clinical trials must be conducted with delivery system candidates produced under the FDA’s Good Manufacturing Practices (“GMP”) and in accordance with the applicable regulatory requirements in the other jurisdictions in which the clinical trials are conducted. The conduct of clinical trials may require large numbers of test patients. Patient enrollment is a function of many factors, including the size of the patient population for the target indication, the proximity of patients to clinical sites, the eligibility criteria for the trial, the existence of competing clinical trials and the availability of alternative or new treatments. Clinical trials may be suspended by the FDA or by a foreign regulatory agency at any time if the FDA or the foreign regulatory agency finds deficiencies in the conduct of these trials or it is believed that these trials expose patients to unacceptable health risks.

We, the FDA or foreign regulatory agencies might delay or terminate our clinical trials of a delivery system candidate for various reasons, including:

•	the delivery system candidate may have unforeseen adverse side effects;
•	the time required to determine whether the delivery system candidate is effective may be longer than expected;
•	we may not agree with the FDA, a foreign regulatory authority or an ethics committee regarding the protocol for the conduct of a clinical trial;
•	new therapies may become the standard of care while we are conducting our clinical trials, which may require us to revise or amend our clinical trial protocols or terminate a clinical trial;
•	fatalities may occur during a clinical trial due to medical problems that may or may not be related to clinical trial treatments;
•	the delivery system candidate may not appear to be more effective than current therapies;
•	there may be insufficient patient enrollment in the clinical trials; or
•	we may not be able to produce sufficient quantities of the delivery system candidate to complete the trials.

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

In response to perceived increases in healthcare costs in recent years, there have been and continue to be proposals by the U.S. federal government, state governments, regulators and third-party payers to control these costs and, more generally, to reform the United States healthcare system. In the United States, the Patient Protection and Affordable Care Act (the “PPACA”), was enacted in 2010 with a goal of reducing the cost of healthcare and substantially changing the way healthcare is financed by both government and private insurers.

In addition, other legislative changes have been proposed and adopted in the United States since the PPACA was enacted. On August 2, 2011, the Budget Control Act of 2011 created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This included aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013. On January 2, 2013, the American Taxpayer Relief Act (the “ATRA”), was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals.

More recently, the new United States Administration and members of the U.S. Congress have stated that they will seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the PPACA. On January 20, 2017, President Donald Trump signed an executive order, which stated that it is the policy of his Administration to seek the prompt repeal of the PPACA and directed executive departments and federal agencies to waive, defer, grant exemptions from, or delay the implementation of the provisions of the PPACA to the maximum extent permitted by law. Additionally, the House and Senate recently passed a budget resolution that authorizes congressional committees to draft legislation to repeal all or portions of the PPACA and permits such legislation to pass with a majority vote in the Senate.

There is uncertainty with respect to the impact the new United States Administration, the executive order and the budget resolution may have, if any, and any changes will likely take time to unfold and could have an impact on coverage and reimbursement for healthcare items and services, including Optune and our delivery system candidates. In the future, the U.S. Congress could also pass additional healthcare laws and CMS could implement regulatory changes. Further, various healthcare reform proposals have emerged at the state level. These laws and regulations could potentially affect coverage and reimbursement for Optune and our delivery system candidates. However, we cannot predict the ultimate content, timing or effect of any future federal or state healthcare initiatives or the impact any future legislation or regulation will have on us.

On January 17, 2017 CMS published the Medicare Program:  Changes to the Medicare Claims and Entitlement, Medicare Advantage Organization Determination, and Medicare Prescription Drug Coverage Determination Appeals Procedures final rule.  This final rule aims to streamline the Medicare appeals process and includes changes such as permitting the designation of Medicare Appeals Council decisions as precedential, expanding the Office of Medicare Hearings and Appeals’ available adjudicator pool, and simplifying proceedings when CMS or CMS contractors are involved, among others. The effective date of the final rule is March 20, 2017. However, on January 20, 2017, President Trump issued a Memorandum for the Heads of Executive Departments and Agencies that instituted a regulatory freeze on new and pending regulations. In particular, President Trump’s Memorandum directed federal agencies to delay the effective date of any regulation that has been published by the Office of the Federal Register, but that has not taken effect, by 60 days or more, as permitted by applicable law. Thus, under President Trump’s regulatory freeze, the effective date of the final rule may be delayed.We are monitoring the implementation of this final rule and cannot predict to what extent CMS may or may not use this final rule in denying coverage for Optune.

Additionally, the process governing Medicare appeals and the significant backlog of appeals at the Administrative Law Judge, or ALJ level is the subject of active litigation in the D.C. federal courts. Specifically, in the American Hospital Association v. Burwell case, 1:14-cv- 00851 (D.D.C. Dec. 5, 2016, the D.C. district court has ordered the Secretary of Health and Human Services to reduce the backlog of Medicare appeals cases pending at the ALJ level by: 30% by the end of 2017, 60% by the end of 2018, 90% by the end of 2019, and 100% by the end of 2020. Subsequently, on January 30, 2017, the Secretary of Health and Human Services appealed this order to the U.S. Court of Appeals for the D.C. Circuit.  We are monitoring the impact of this litigation on our ability to secure payment from the Medicare program and can provide no assurance that this settlement will result in payments for amounts that we have and will bill to Medicare.

We believe that substantial uncertainty remains regarding the net effect of the PPACA, or its repeal and potential replacement,  on our business, including uncertainty over how benefit plans purchased on exchanges will cover our products, how the expansion or contraction of the Medicaid program will affect access to our products, the effect of risk-sharing payment models such as Accountable Care Organizations and other value-based purchasing programs on coverage for our product, and the effect of the general increase or decrease in Federal oversight of healthcare payers.    The taxes imposed and the expansion in government’s role in the U.S. healthcare industry under the PPACA, if unchanged, may result in decreased revenues, lower reimbursements by payers for our delivery systems and reduced medical procedure volumes, all of which could have a material adverse effect on our business, prospects, financial condition and results of operations and cause our stock price to decline. Specifically, beginning in January 2013, PPACA imposed a 2.3% excise tax on the constructive sale price in the United States of certain medical devices by a manufacturer, producer or importer of such devices. This tax was suspended for two years beginning January 1, 2016 and ending December 31, 2017.

The competent authorities in the EU member states, Switzerland, Japan, and other foreign jurisdictions are increasingly active in their goal of reducing public spending on healthcare. We cannot, therefore, guarantee that the treatment of patients with Optune would be reimbursed in any particular country or, if successfully included on reimbursement lists will remain thereon. If adopted, the recent proposals of the European Commission for new rules governing medical devices in the European Union could impose additional requirements on manufacturers of medical devices placed on the market in the European Union. Failure to comply with these new requirements may affect our ability to market our delivery systems in the European Union.

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

These processes can be expensive and lengthy and entail significant fees. The process preceding CE marking of a medical device in the European Union or approval in Japan could also be expensive and lengthy and its outcome would be uncertain. We may make modifications in the future that we believe do not or will not require additional approvals or the notification of our notified body and potentially additional conformity assessment to permit the maintenance of our current CE Certificate of Conformity. If the competent authorities of the EU member states or our notified body disagree and require the conduct of a new conformity assessment procedure and the modification of the existing CE Certificate of Conformity or the issuance of a new certificate, we may be required to recall or suspend the marketing of the modified versions of Optune.

In Japan, new medical devices or new therapeutic uses of medical devices falling outside the scope of the existing approval by the MHLW require a new assessment and approval for each such new device or use.  Accordingly, we may be required to obtain a new approval from MHLW before we launch of a modified version of Optune or the use of TTFields for additional indications. Approval time frames from the MHLW vary from simple notifications to review periods of one or more years, depending on the complexity and risk level of the device. In addition, importation into Japan of medical devices is subject to “Quality Management System (QMS) Ordinance,” which includes the equivalent of “Good Import Practices” regulations in the United States. As with any highly regulated market, significant changes in the regulatory environment could adversely affect our ability to commercialize Optune and our other delivery systems in Japan.

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

•	untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;
•	unanticipated expenditures to address or defend such actions;
•	patient notification, or orders for repair, replacement or refunds;
•	voluntary or mandatory recall or seizure of our current or future delivery systems;
•	administrative detention by the FDA or other foreign regulatory authority of medical devices believed to be adulterated or misbranded;
•	operating restrictions, suspension or shutdown of production;
•	refusal or delay of our requests for PMA or analogous approval for new intended uses or modifications to Optune;
•	refusal or delay of our requests for PMA or analogous approval of new delivery systems;
•	refusal or delay in obtaining CE Certificates of Conformity for new intended uses or modifications to Optune;
•	suspension, variation or withdrawal of the CE Certificates of Conformity granted by our notified body in the EU member states;
•	operating restrictions;
•	suspension or withdrawal of PMA or analogous approvals that have already been granted;
•	refusal to grant export approval for Optune or any delivery system candidates; or
•	criminal prosecution.

The occurrence of any of these events could have a material adverse effect on our business, prospects, financial condition and results of operations and cause our stock price to decline.

Modifications to Optune or any of our delivery system candidates approved in the future may require approvals of new PMA or PMA supplement applications, modified or new CE Certificates of Conformity and analogous foreign regulatory approvals or even require us to cease promoting or to recall the modified versions of Optune until such clearances, approvals or modified or new CE Certificates of Conformity are obtained, and the FDA, foreign regulatory authorities or our notified body may not agree with our conclusions regarding whether new approvals are required.

Any modification to a device approved through the PMA pathway that impacts the safety or effectiveness of the device requires submission to the FDA and FDA approval of a PMA supplement application or even a new PMA application, as the case may be. The FDA requires a company to make the determination as to whether a new PMA or PMA supplement application is to be filed, but the FDA may review the company’s decision. For example, in the past, we have made initial determinations that certain modifications did not require the filing of a new PMA or PMA supplement application and have notified the FDA of these changes in our PMA Annual Report, but after its review of our PMA Annual Report, the FDA requested that we submit these modifications to the FDA as a PMA supplement application.  From time to time, we may make other changes to the delivery systems, software, packaging, manufacturing facilities and manufacturing processes and may submit additional PMA supplement applications for these changes. FDA may conduct a facility inspection as part of its review and approval process.  In addition, it is possible that the FDA will require a human factors study (user interface). It is also possible that the FDA may require additional clinical data. We can provide no assurance that we will receive FDA approval for these changes on a timely basis, or at all. We also may make additional changes in the future that we may determine do not require the filing of a new PMA or PMA supplement application. The FDA may not agree with our decisions regarding whether the filing of new PMAs or PMA supplement applications are required.

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

If the FDA disagrees with us and requires us to submit a new PMA or PMA supplement application for then-existing modifications and/or the competent authorities of the EU member states or our notified body disagree with our assessment of the change introduced in a product, we may be required to cease promoting or to recall the modified product until we obtain approval and/or until a new conformity assessment has been conducted in relation to the product, as applicable. In addition, we could be subject to significant regulatory fines or other penalties. Furthermore, our delivery systems could be subject to recall if the FDA, analogous foreign regulatory authorities, or the competent authorities of the EU member states or our notified body determine, for any reason, that our delivery systems are not safe or effective or that appropriate regulatory submissions were not made. Any recall or requirement that we seek additional approvals or clearances could result in significant delays, fines, increased costs associated with modification of a product, loss of revenues and potential operating restrictions imposed by the FDA, analogous foreign regulatory authorities, or the competent authorities of the EU member states or our notified body. Delays in receipt or failure to receive approvals, the loss of previously received approvals, the failure to conduct appropriate conformity assessments prior to CE marking of our delivery systems, or the failure to comply with any other existing or future regulatory requirements, could reduce our sales, profitability and future growth prospects.

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

•	the U.S. federal False Claims Act (the “False Claims Act”) which prohibits submitting false claims or causing the submission of false claims to the federal government;
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

•	federal, state, and foreign accreditation and licensing requirements applicable to DME providers;
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
•

the Physician Payments Sunshine Act (the “Sunshine Act”) and similar state and foreign laws, which require reporting of payments and other transfers of value to health care practitioners periodically; and

•

the laws and codes of practices applicable in the EU member states, Switzerland,  Japan and other foreign jurisdictions concerning the marketing and promotion of medical devices, interactions with healthcare professionals, consumer protection, comparative advertising and unfair commercial practices, data protection, anti-corruption, bribery and reimbursement of medical devices.

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

Any violation of these laws or equivalent foreign laws and codes of practices regarding interactions with healthcare professionals and bribery could have a material adverse effect on our business, prospects, financial condition and results of operations and cause our stock price to decline. Similarly, if there is a change in law, regulation or administrative or judicial interpretations, we may have to change our business practices or our existing business practices could be challenged as unlawful, which likewise could have a material adverse effect on our business, prospects, financial condition and results of operations and cause our stock price to decline. In addition, although we believe that we have the required licenses, permits and accreditation to dispense Optune and to dispense our delivery system candidates in the future, a regulator could find that we need to obtain additional licenses or permits. We also may be subject to audits, mandatory reaccreditation and other requirements in order to maintain our billing privileges. Failure to satisfy those requirements or successfully address any issues identified in an audit could cause us to lose our privileges to bill public and private payers. If we are required to obtain permits or licenses that we do not already possess, we also may become subject to substantial additional regulation or incur significant expense. Any penalties, damages, fines, curtailment or restructuring of our operations would adversely affect our ability to operate our business, our prospects and our financial results. In addition, any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management’s attention from the operation of our business and damage our reputation.

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

Medical devices may be marketed only for the indications for which they are approved. Our promotional materials and training materials must comply with FDA regulations and other applicable laws and regulations governing the promotion of our delivery systems in the United States and foreign jurisdictions. Currently, Optune is approved for treatment of adult patients with newly diagnosed GBM (in combination with temozolomide) and recurrent GBM in the United States and Japan. In the European Union and Switzerland, we have CE marked the Optune delivery system for the treatment of newly diagnosed GBM (in combination with temozolomide), recurrent GBM, and advanced NSCLC (in combination with standard-of-care chemotherapy). Optune is also approved in Israel and in Australia for the treatment of recurrent GBM and newly diagnosed GBM (in combination with temozolomide).

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

There are a number of federal and state laws protecting the confidentiality of certain patient health information, including patient records, and restricting the use and disclosure of that protected information, as well as data protection laws applicable in other jurisdictions, such as the EU member states. In particular, the U.S. Department of Health and Human Services promulgated patient privacy rules under HIPAA. These privacy rules protect medical records and other personal health information by limiting their use and disclosure, giving individuals the right to access, amend and seek accounting of their own health information and limiting most use and disclosures of health information to the minimum amount reasonably necessary to accomplish the intended purpose. If we are found to be in violation of the privacy rules under HIPAA, we could be subject to civil or criminal penalties, which could increase our liabilities, harm our reputation and have a material adverse effect on our business, financial condition and results of operations.

The collection and use of personal health data in the European Union is governed by the provisions of Directive 95/46/EC of the European Parliament and of the Council of October 24, 1995, on the protection of individuals with regard to the processing of personal data and on the free movement of such data, commonly known as the Data Protection Directive. The EU member states have adopted national laws and regulations transposing the EU Data Protection Directive into their national laws. The Data Protection Directive and related national laws impose a number of requirements, including an obligation to seek the consent of individuals to whom the personal data relates, the information that must be provided to the individuals, notification of data processing obligations to the competent national data protection authorities of EU member states and the security and confidentiality of the personal data. The Data Protection Directive also imposes strict rules on the transfer of personal data out of the European Union to the United States. We are currently assessing the impact of the recent EU decision overturning the EU-United States data protection safe harbor. Failure to comply with the requirements of the Data Protection Directive and the related national data protection laws of EU member states may result in fines and other administrative penalties. The Data Protection Directive will be replaced in 2018 by the EU's General Data Protection Regulation which imposes a number of new requirements and fines of up to 4% of annual gross revenue.

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

Additionally, lithium ion batteries are classified as Class 9—Miscellaneous Dangerous Goods by the International Air Transport Association (‘IATA”). Our batteries have passed the UN 3480 test for transport as cargo called out in the IATA guidelines.  Our larger batteries (Generation 1-240 Watt-hours) must be properly packaged and labeled (with a class 9 sticker) in order to be shipped by air transport as cargo. Our smaller batteries (Second Generation – 96 Watt-hours) can be shipped without the class 9 sticker if shipped with the device but requires the class 9 sticker if shipped by air separately.  The larger batteries are not allowed on passenger aircraft according to the IATA standards. The smaller batteries are allowed as carry on only and cannot be checked as luggage.  Consequently, we offer to ship batteries for patients who are traveling by air. If additional restrictions are put in place that limit our ability to ship our delivery systems by air freight or on water borne cargo, it could have an adverse effect on our supply chain, our inventory management procedures and processes and our ability to fill prescriptions and service patients in a timely manner, which could have a material adverse effect on our business, prospects, financial condition and results of operations.

Risks relating to intellectual property

If we are unable to protect our proprietary technology, trade secrets or know-how, we may not be able to operate our business profitably. Similarly, if we fail to sustain, further build and enforce our intellectual property rights, competitors may be able to develop competing therapies.

Our success depends, in part, on our ability to obtain and maintain protection for our delivery systems and technologies under the patent laws or other intellectual property laws of the United States and other countries. The standards that the U.S. Patent and Trademark Office (“USPTO“) and its foreign counterparts use to grant patents are not always applied predictably or uniformly and can change. Consequently, we cannot be certain as to whether pending patent applications will result in issued patents, and we cannot be certain as to the type and extent of patent claims that may be issued to us in the future. Any issued patents may not contain claims that will permit us to stop competitors from using similar technology.

Our existing and future patent portfolio also may be vulnerable to legal challenges. The standards that courts use to interpret patents are not always applied predictably or uniformly and can change, particularly as new technologies develop. On September 16, 2011, President Obama signed into law the Leahy-Smith America Invents Act (“AIA”) a significant patent law reform. The AIA implements a first-inventor-to-file standard for patent approval, changes the legal standards for patentability and creates a post-grant review system. As a result of the uncertainties of patent law in general, and surrounding the interpretation of the AIA in particular, we cannot predict with certainty how much protection, if any, will be given to our patents if we attempt to enforce them and they are challenged in court. Any attempt to enforce our intellectual property rights may also be time-consuming and costly, may divert the attention of management from our business, may ultimately be unsuccessful or may result in a remedy that is not commercially valuable. Such attempts may also provoke third parties to assert claims against us or result in our intellectual property being narrowed in scope or declared to be invalid or unenforceable.

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

We also employ individuals who were previously employed at other medical device companies, and as such we may be subject to claims that such employees have inadvertently or otherwise used or disclosed the alleged trade secrets or other proprietary information of their former employers.  For example, we entered into a settlement agreement in February 2015 with the Technion, whereby we agreed to resolve certain potential disputes among us, the Technion and Professor Yoram Palti arising out of certain intellectual property that Professor Palti developed while affiliated with the Technion and which Professor Palti has assigned to us. As part of the settlement, we have a contingent obligation to pay the Technion $5.5 million upon the earlier of our achieving $250.0 million of cumulative net sales since our inception, as defined in the Settlement Agreement, and any merger, consolidation, reorganization or sale or other disposition of all or substantially all of our assets.

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

Our success will depend in part on our continued ability to develop or acquire commercially valuable patent rights and to protect these rights adequately. The scope of some of our patents is limited to certain ranges. For example, some of our patents protect low-intensity (1-3 V/cm), intermediate frequency (100-300 kHz) alternating electric fields, but do not cover intensities and frequencies for electric fields that are outside of these ranges. While intensities and frequencies of electric fields outside of these ranges have not yet proven to be effective treatment modalities, that may not be the case in the future. Our patent position is generally uncertain and involves complex legal and factual questions. The risks and uncertainties that we face with respect to our patents and other related rights include the following:

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

•	other companies may design around or expand upon technologies we have patented or developed.

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

We have limited intellectual property rights outside of our key markets. In some countries outside the United States, we do not have any intellectual property rights, and our intellectual property rights in other countries outside the United States have a different scope and strength compared to our intellectual property rights in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but where enforcement rights are not as strong as those in the United States. These products may compete with our delivery systems, and our patents or other intellectual property rights may not be effective or adequate to prevent such competition.

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

We are an emerging growth company, as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including the ability to include only two years of audited financial statements and only two years of related management’s discussion and analysis of financial condition and results of operations disclosure, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act or any Public Company Accounting Oversight Board requirements regarding mandatory audit firm rotation or supplemental disclosures regarding the audit, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments in connection with merger transactions. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our ordinary shares held by non-affiliates exceeds $700.0 million as of any June 30 before that time, in which case, we would become a large accelerated filer under SEC rules and would no longer be an emerging growth company as of the following December 31. We cannot predict if investors will find our ordinary shares less attractive because we may rely on these exemptions. If some investors find our ordinary shares less attractive as a result, there may be a less active trading market for our ordinary shares and our share price may be more volatile.

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

Our executive officers and directors, together with their respective affiliates, beneficially own approximately 35% of our outstanding ordinary shares as of December 31, 2016. Accordingly, these shareholders, if they act together, will be able to exercise substantial influence over all matters requiring shareholder approval, including the election of directors and approval of corporate transactions, such as a merger. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on the market value of our ordinary shares.

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

We incur significant costs on an ongoing basis as a result of operating as a company whose ordinary shares are publicly traded in the United States, and our management is required to devote substantial time to compliance responsibilities, which will increase after we are no longer an emerging growth company.

As a company whose shares are publicly traded in the United States, we incur significant legal, accounting and other expenses on an ongoing basis for compliance purposes. In addition, the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”) and the rules of the SEC and The NASDAQ Stock Market LLC (“NASDAQ”), have imposed various requirements on public companies, including requirements for the establishment and maintenance of effective disclosure controls and internal control over financial reporting. Our management and other personnel devote a substantial amount of time to these compliance initiatives.

When the emerging growth company exemptions under the JOBS Act cease to apply, we expect to incur additional expenses and devote increased management effort toward ensuring compliance with increased reporting requirements. We cannot predict or estimate the amount of additional costs we may incur as a result of losing our emerging growth company status or the timing of such costs.

If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired and investors’ views of us could be harmed.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. We have spent considerable resources since our IPO designing, implementing and testing our internal controls over financial reporting and developing our internal audit function. This annual report on Form 10-K is the first time our management has issued a report on the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act.  Our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting until our first annual report on Form 10-K following the date on which we are no longer an emerging growth company, which may be up to five full years following the date of our IPO in October 2015.  If we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our ordinary shares could decline and we could be subject to sanctions or investigations by NASDAQ, the SEC or other regulatory authorities, which would require additional financial and management resources.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

We currently lease space in several countries, including the following properties with square footage in the approximate amounts noted below:

•	35,000 square feet of office and warehouse space in Portsmouth, New Hampshire which houses our U.S. operations center;
•	11,600 square feet of office space in Malvern, Pennsylvania which houses our finance, legal and information technology operations;
•	11,400 square feet of office and warehouse space in Root, Switzerland which houses our global supply chain and European commercial operations;
•	15,700 square feet of office and laboratory space in Haifa, Israel which houses our research and development operations;
•	12,850 square feet of office space in New York, New York which houses our U.S. commercial operations; and
•	4,500 square feet of office space in Tokyo, Japan which houses our Japanese operations.

We believe that our current facilities are adequate for our present purposes, but we may need additional space as we continue to grow and expand our operations. We believe that suitable additional or alternative office, laboratory, and manufacturing space would be available as required in the future on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS

On or about January 17, and January 18, 2017, Joseph E. Donahue III and Stephen Rosen and Susan Rosen filed two putative class action lawsuits in Rockingham County Superior Court in New Hampshire against us, our directors and certain of our officers, as well as the underwriters in our October 2015 initial public offering, Case No. 218-2017-CV-00058 and Case No. 218-2017-CV-00069.  The complaints, which purport to be brought on behalf of a class of persons and/or entities who purchased or otherwise acquired our ordinary shares pursuant and/or traceable to the registration statement and prospectus issued in connection with our initial public offering, allege material misstatements and/or omissions in our initial public offering materials in alleged violation of the federal securities laws and seek compensatory damages, among other remedies.  We believe that the complaints are without merit and plan to defend the lawsuits vigorously.

We have not accrued any amounts in respect of these lawsuits and cannot estimate the reasonably possible loss or range of reasonably possible losses that may be incurred due to the early stage of these proceedings. While the results of these proceedings cannot be predicted with certainty, management believes that the final outcome of these proceedings will not have a material adverse effect, individually or in the aggregate, on our business, financial position or results of operations, although management’s belief may change as the proceedings develop and more information becomes available.

In addition, from time to time, we are involved in claims, proceedings, and litigation arising in the ordinary course of business.  At this time, we do not expect litigation matters arising in the ordinary course of business to have a material adverse impact on our business, financial position or results of operations.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

Executive Officers of the Registrant

Our executive officers are elected by and serve at the discretion of our board of directors. The following table lists information about our executive officers:

Name	Age	Position
Asaf Danziger	50	Chief Executive Officer and Director

Michael Ambrogi	53	Chief Operating Officer

Wilhelmus Groenhuysen	59	Chief Financial Officer

Eilon Kirson, M.D., Ph.D.	48	Chief Science Officer and Head of Research and Development

Todd Longsworth	42	General Counsel

Peter Melnyk	54	Chief Commercial Officer

Asaf Danziger has served as our Chief Executive Officer since 2002 and has been a director of NovoCure since 2012. From 1998 to 2002, Mr. Danziger was CEO of Cybro Medical, a subsidiary of Imagyn Medical Technologies, Inc. Mr. Danziger holds a B.Sc. in material engineering from Ben Gurion University of the Negev, Israel.

Michael Ambrogi has been our Chief Operating Officer since 2010 and previously served as our U.S. General Manager from 2006 to 2010. Mr. Ambrogi has overall responsibility for our ongoing operations, engineering, manufacturing and service and human resources activities worldwide. From 1991 to 2006, Mr. Ambrogi worked for Deka Research and Development Corporation, inventor Dean Kamen’s research and development firm, last serving a general manager. Mr. Ambrogi led Deka’s teams on many products including the Baxter HomeChoice peritoneal dialysis machine, the Davol Hydroflex surgical irrigation device, the Cordis Crowne Stent and the J&J IBOT 3000 mobility system. Earlier in his career, from 1988 to 1990, Mr. Ambrogi was a consultant with McKinsey & Company, a global management consultant firm.. Mr. Ambrogi holds a S.B. in mechanical engineering from MIT.

Wilhelmus Groenhuysen has been our Chief Financial Officer since 2012. From 2007 to 2011, Mr. Groenhuysen worked for Cephalon, Inc., a U.S. biopharmaceutical company, last serving as executive vice president and chief financial officer, where he had responsibility for worldwide finance, commercial operations and risk management. From 1987 to 2007, Mr. Groenhuysen worked for Philips Group in various assignments in Europe, Asia and the United States, the latest of which started in 2002 when he was promoted to chief financial officer and senior vice president of Philips Electronics North America Corporation. Mr. Groenhuysen holds a Master’s Degree in Business Economics from VU University Amsterdam and graduated as a Registered Public Controller at VU University Amsterdam.

Eilon Kirson, M.D., Ph.D. has been our Chief Science Officer and Head of Research and Development since 2012 and previously served as our Chief Medical Officer from 2006 to 2012. Dr. Kirson has led the development of TTFields from pre-clinical testing to large, multi-center phase 3 studies and through multiple regulatory approvals. Dr. Kirson previously served as head of electrophysiology at Carmel Biosensors Ltd., a company which developed medical monitoring sensors. Dr. Kirson received his B.Med.Sc., M.D. and Ph.D. in Physiology-Biophysics from the Hebrew University of Jerusalem and served his residency in neurology at Sheba Medical Center, Tel Ha-Shomer Hospital, Israel.

Todd Longsworth joined Novocure in April 2012 and serves as General Counsel and Chief Compliance Officer.  Mr. Longsworth worked for Cephalon, Inc., a U.S. biopharmaceutical company, from 2005 to 2012, last serving as Mergers and Acquisitions, Securities and Corporate Governance Counsel.  Prior to joining Cephalon, he was an associate at WilmerHale LLP, a global law firm from 2001 to 2005.  Mr. Longsworth earned his B.A. from Duke University and his J.D. from the University of Pennsylvania.

Peter Melnyk has been our Chief Commercial Officer since 2011. Mr. Melnyk has overall responsibility for directing our global marketing and sales efforts. Mr. Melnyk was previously senior vice president for sales and marketing at OSI Pharmaceuticals, Inc. (“OSI”), a U.S. pharmaceutical company, where he led the global commercialization efforts for Tarceva, a chemotherapy drug, from 2003 to 2011. Prior to OSI, Mr. Melnyk was executive director of oncology at Pfizer Inc. and a director of oncology at Bristol-Myers Squibb Company, each of which are pharmaceutical companies. Mr. Melnyk holds a B.Sc in animal science and M.Sc in reproductive endocrinology from McGill University.

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

	High	Low
2016
Fourth Quarter	$10.29	$5.95
Third Quarter	$12.49	$7.30
Second Quarter	$17.00	$9.87
First Quarter	$23.31	$10.15
2015
Fourth Quarter	$30.89	$15.01

Holders of Ordinary Shares

As of February 16, 2017, there were 82 holders of record of our ordinary shares. On February 16, 2017, the last reported sale price of our ordinary shares as reported on the NASDAQ Global Select Market was $7.60 per share.

Dividend Policy

We have not paid any dividends on our ordinary shares since our inception and do not anticipate paying any dividends on our ordinary shares in the foreseeable future.

Performance Graph

The following performance graph is being furnished as part of this annual report and shall not be deemed “filed” with the SEC or incorporated by reference into any of our filings under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

The following graph shows the total shareholder return of an investment of $100 in cash at market close on October 2, 2015 (the first day of trading of our ordinary shares) through December 31, 2016 for (1) our ordinary shares, (2) the Russell 2000 Index, and (3) the Nasdaq Biotechnology Index. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends; however, no dividends have been declared on our ordinary shares to date. The shareholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

		02/10/2015	12/31/2015	03/31/2016	03/60/2016	9/30/2016	12/31/2016

NovoCure Limited	Return %		22.32	-35.24	-19.41	-26.82	-8.08
	Cum $	100.00	122.32	79.21	63.84	46.72	42.94

NASDAQ Biotechnology Index	Return %		7.29	-22.88	-1.12	12.50	-8.31
	Cum $	100.00	107.29	82.74	81.81	92.03	84.38

Russell 2000 Index	Return %		2.33	-1.52	3.79	9.05	8.83
	Cum $	100.00	102.33	100.78	104.60	114.06	124.14

Recent Sales of Unregistered Securities

From January 1, 2014 to December 31, 2016, we have issued the following securities in unregistered transactions, which include warrants and options to acquire our ordinary shares.  We believe that each of the following instances was exempt from registration under the Securities Act in reliance on Regulation S under the Securities Act, under Section 4(a)(2) of the Securities Act regarding transactions not involving a public offering and under Rule 701 promulgated under the Securities Act:

Issuance	Date of sale or issuance	Number of securities	Consideration
Options to Purchase Ordinary Shares	January 1, 2014 to December 31, 2014	1,159,797	-
Exercise of Ordinary Share Options and Warrants	January 1, 2014 to December 31, 2014	1,539,993	$2.15 million
Ordinary Shares (1)	March 2015	1,005,210	-
Series J Preferred Shares (2)	June 2015	4,068,500	$94.60 million
Options to Purchase Ordinary Shares (3)	January 1, 2015 to December 31, 2015	4,113,603	-
Exercise of Ordinary Share Options and Warrants	January 1, 2015 to December 31, 2015	731,665	$2.04 million
Options to Purchase Ordinary Shares	January 1, 2016 to December 31, 2016	2,596,600	-
Exercise of Ordinary Share Options and Warrants	January 1, 2016 to December 31, 2016	2,517,690	$0.85 million

(1)	Ordinary shares issued to the Technion. See Note 14c to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
(2)	The Series J Preferred Shares converted into ordinary shares in connection with the IPO in October 2015.
(3)

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

There has been no material change in the planned use of proceeds from our IPO as described in the Registration Statement.  As of December 31, 2016, we have used approximately $38.7 million of the net proceeds from the IPO primarily to fund the costs of our EF-14 and METIS clinical studies, advance our second generation Optune system, expand commercial operations in the US and Germany, payment of interest on our Term Loan Credit Facility, to further develop additional product candidates, to expand our internal research and development capabilities, and other general corporate purposes. We primarily invested the proceeds received in short-term, interest-bearing investment-grade securities and government securities. None of the offering proceeds were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10.0% or more of any class of our equity securities or to any other affiliates.

Issuer Purchases of Equity Securities

Not applicable.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table gives information about our ordinary shares that may be issued upon the exercise of stock options under all of our existing equity compensation plans as of December 31, 2016, including the 2003 Share Option Plan (the “2003 Plan”), the 2013 Share Option Plan (the “2013 Plan”) and the 2015 Omnibus Incentive Plan (the “2015 Plan”). Each of the 2003 Plan, the 2013 Plan and the 2015 Plan has been approved by

Equity Compensation Plan Information

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance (Excludes Securities Reflected in Column (a))
Equity compensation plans approved by shareholders	11,377,354	$9.76	16,136,439
Equity compensation plans not approved by shareholders	-	-	-
Total	11,377,354	$9.76	16,136,439

ITEM 6. SELECTED FINANCIAL DATA

(In thousands, except per share data)

The following tables set forth our consolidated statements of operations data:

	Year ended December 31,
U.S. dollars in thousands, except share and per share data	2016	2015	2014
Net revenues	$82,888	$33,087	$15,490
Cost of revenues	39,870	20,610	10,036
Impairment of field equipment	6,412	-	-
Gross profit	36,606	12,477	5,454
Operating costs and expenses:
Research, development and clinical trials	41,467	43,748	40,381
Sales and marketing	59,449	38,861	21,177
General and administrative	51,007	33,864	24,052
Total operating costs and expenses	151,923	116,473	85,610
Operating loss	(115,317)	(103,996)	(80,156)
Financial expenses, net	(6,147)	(3,151)	(144)
Loss before income taxes	(121,464)	(107,147)	(80,300)
Income taxes	10,381	4,434	382
Net loss	$(131,845)	$(111,581)	$(80,682)

Basic and diluted net loss per ordinary share	$(1.54)	$(3.67)	$(6.46)

Weighted average number of ordinary shares used in computing basic and diluted net loss per share	85,558,448	30,401,603	12,490,017

Non-cash share-based compensation expense included in costs and expenses:

	Year ended December 31,
U.S. dollars in thousands	2016	2015	2014
Cost of revenues	$623	$174	$32
Research, development and clinical trials	3,155	2,529	820
Sales and marketing	5,111	2,496	1,104
General and administrative	12,552	6,661	2,668
Total share-based compensation expense	$21,441	$11,860	$4,624

Consolidated balance sheet data:

	December 31,
U.S. dollars in thousands	2016	2015
Cash and cash equivalents	$99,780	$119,423
Short-term investments	119,854	150,001
Total assets	282,081	307,336
Working capital	224,991	265,277
Current liabilities	36,882	28,627
Long term liabilities	102,854	27,889
Total shareholders' equity	$142,345	$250,820

Condensed cash flow data:

	Year Ended December 31,
U.S. dollars in thousands	2016	2015	2014
Net cash used in operating activities	$(107,592)	$(99,884)	$(74,244)
Net cash provided by (used in) investing activities	12,815	(115,295)	(46,182)
Net cash provided by financing activities	75,124	276,989	2,145
Effect of exchange rate changes on cash and cash equivalents	10	-	-
Net increase (decrease) in cash and cash equivalents	$(19,643)	$61,810	$(118,281)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist you in better understanding and evaluating our financial condition and results of operations. Certain statements in this MD&A are forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, as further explained under the heading “Cautionary Note Regarding Forward-Looking Statements.” Investors and prospective investors should understand that many factors govern whether any forward-looking statement contained herein will be or can be realized. Any one of those factors could cause actual results to differ materially from those projected.  We encourage you to read this MD&A in conjunction with our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K and the “Risk Factors” contained in Part I, Item 1A of this Annual Report on Form 10-K.

Overview

We are a commercial stage oncology company developing a profoundly different cancer treatment centered on a proprietary therapy called TTFields, which is the use of electric fields tuned to specific frequencies to disrupt solid tumor cancer cell division.  Our key priorities are to accelerate commercial adoption of Optune, our first commercial TTFields delivery system, for the treatment of glioblastoma (“GBM”), and to advance programs testing the efficacy and safety of TTFields in multiple solid tumor indications through our clinical pipeline.

We were founded in 2000 and operated as a development stage company through December 31, 2011. We initially received U.S. Food and Drug Administration (“FDA”) approval for Optune in 2011 for use as a monotherapy treatment for adult patients with GBM following confirmed recurrence after chemotherapy. In November 2014, our phase 3 pivotal trial of Optune in combination with chemotherapy for patients with newly diagnosed GBM met its endpoints after a pre-specified interim analysis showed significant improvements in both progression free and overall survival. In October 2015, we received FDA approval to market Optune for the treatment of adult patients with newly diagnosed GBM in combination with temozolomide, a chemotherapy drug. We have built a commercial organization and launched Optune in the United States, Germany, Switzerland and Japan, which we refer to as our currently active markets.

We have researched the biological effects of TTFields extensively. Because TTFields are delivered regionally, act only on dividing cells (a biological process to as mitosis) and are frequently tuned to target cancer cells of a specific size, we believe there is minimal damage to healthy cells. We believe our pre-clinical and clinical research demonstrates that TTFields’ mechanism of action affects fundamental aspects of cell division and can have broad applicability across a variety of solid tumors. We have demonstrated in pre-clinical studies that TTFields can offer additive or synergistic benefits in combination with radiation, chemotherapy and immunotherapy, which may lead to greater efficacy than radiation, chemotherapy and immunotherapy alone, without significantly increasing the side effects when used in combination with other cancer treatments.

In addition to our clinical and commercial progress in GBM, we are currently planning or conducting clinical trials evaluating the use of TTFields in brain metastases “NSCLC, pancreatic cancer, ovarian cancer and mesothelioma. We anticipate expanding our clinical pipeline over time to study the safety and efficacy or TTFields for additional solid tumor indications.

Financial Overview

We view our operations and manage our business in one operating segment. Our net revenues were $82.9 million for the year ended December 31, 2016, $33.1 million for the year ended December 31, 2015, and $15.5 million for the year ended December 31, 2014. Our net losses were $131.8 million for the year ended December 31, 2016, $111.6 million for the year ended December 31, 2015, and $80.7 million for the year ended December 31, 2014. As of December 31, 2016, we had an accumulated deficit of $519.9 million. Our net losses primarily resulted from costs incurred in connection with our pre-clinical and clinical trial programs, costs incurred in our commercial launch efforts and general and administrative costs necessary to operate as a multi-national oncology business.

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

Commentary on Results of Operations

Net revenues

Substantially all of our revenues are derived from patients using our TTFields delivery system, marketed as Optune in our currently active markets. We charge patients or their third-party healthcare payers on a monthly basis. Our potential revenues per patient are determined by the monthly fee we collect and the number of months that the patient remains on therapy. The monthly list price is $21,000 in the United States and €21,000 in the European Union.

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

The cost of revenues reported for the years ended December 31, 2016, 2015 and 2014 reflects costs incurred for patients receiving TTFields treatment in the period. Revenue recognized in any period may include a mixture of accrued revenue, cash collections from amounts billed primarily in prior periods and, to a lesser extent, cash collections from amounts billed in the current period. Gross margin as a percentage of revenues is affected by the timing of revenue recognition based on cash collections, which often result in costs being incurred in one period that relate to revenues recognized in a later period.

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

We have incurred significant expenditures related to conducting clinical studies to develop TTFields in multiple solid tumor indications. The following table summarizes our principal clinical programs for TTFields for the years ended December 31, 2016, 2015 and 2014.

	Year Ended December 31,
U.S. dollars in thousands, except share and per share data	2016	2015	2014
Personnel costs	$18,620	$15,194	$13,443
General research and development	12,156	13,198	12,199
Materials	2,270	5,267	5,397
EF-14	4,508	8,726	8,415
COMET	507	253	157
METIS	1,484	-	-
LUNAR	514	-	-
PANOVA	403	370	292
INNOVATE	327	254	223
STELLAR	678	486	255
Research, development and clinical trials	$41,467	$43,748	$40,381

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

General and administrative

General and administrative expenses consist primarily of personnel costs (including share-based compensation), professional fees and facilities costs. General and administrative personnel costs include our executive, finance, human resources and legal functions. These costs also include our contributions to support industry and patient groups. Our professional fees consist primarily of accounting, legal and other consulting costs. We expect that general and administrative expenses will increase in absolute dollars to support our growth. In addition, we incur significant legal and accounting costs related to compliance with SEC rules and regulations, including the costs of achieving and maintaining compliance with Section 404 of the Sarbanes-Oxley Act and compliance with NASDAQ rules, as well as insurance, investor relations and other costs associated with being a public company.

Financial expenses, net

Financial expenses, net primarily consists of credit facility interest expense and related debt issuance costs, interest income from cash balances and short-term investments and gains (losses) from foreign currency transactions. Our reporting currency is the U.S. dollar. We have historically held substantially all of our cash balances in U.S. dollar denominated accounts to minimize the risk of translational currency exposure.

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

Revenues are recognized when persuasive evidence of an arrangement exists, delivery of Optune has occurred, the fee is fixed or determinable and collectability is reasonably assured. The evidence of an arrangement generally consists of a prescription, a patient service agreement and the verification of eligibility and insurance with the patient’s third-party insurance company. We assess whether the fee is fixed or determinable based on whether there is sufficient history with payers to reliably estimate their individual payment patterns or contractual arrangements exist and whether we can reliably estimate the amount that would be ultimately collected. Once we can reliably estimate the amounts that would be ultimately collected per payer and the above criteria are met, we recognize revenue from the use of Optune on an accrual basis ratably over the lease term. When the revenue criteria above are not met, such as when the price is not fixed or determinable or the collectability cannot be reasonably assured, revenues are recognized when cash is collected. Patients often have out-of-pocket costs for the amount not covered by their third-party payer and we bill the patient directly for the amounts of their co-pays and deductibles, subject to our patient assistance programs. To date, we recognize revenue from these patient payments at the time cash is collected.

During the fourth quarter of 2016, revenues were recognized under both the accrual and cash basis in accordance with revenue recognition criteria. For all other reported periods, all revenues were recognized when cash was collected and all other revenue recognition criteria were met.

Deferred revenues include amounts invoiced for days of treatment to be provided in future periods.

Revenues are presented net of indirect taxes incurred in the reported period, including the U.S. medical device excise tax, regardless of whether the revenues associated with those taxes are reported on a cash basis.

Share-based compensation

Under the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 718, Compensation—Stock Compensation, we measure and recognize compensation expense for share options granted to our employees and directors based on the fair value of the awards on the date of grant. The fair value of share options is estimated at the date of grant using the Black-Scholes option pricing model that requires management to apply judgment and make estimates, including:

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

For our ESPP, please see Note 14e in Part II, Item 8, which is incorporated herein by reference.

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

The table below summarizes the assumptions that were used to estimate the fair value of the options granted to employees during the periods presented:

	Year ended December 31,
	2016	2015	2014
Expected term (years)	6.25	6.25	6.25
Expected volatility	58.4%-61.7%	59%-65.8%	73.1%-75.3%
Risk-free interest rate	1.23%-1.88%	1.7%-2.1%	1.9%-2.3%
Dividend yield	0%	0%	0%

We incurred share-based compensation expense of $21.4 million, $11.9 million, and $4.6 million during the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, we have unrecognized compensation expense of $20.0 million, which is expected to be recognized over a weighted average period of approximately 2.66 years. We expect to continue to grant share options in the future, and to the extent that we do, our recognized share-based compensation expense will likely increase.

If any of the assumptions used in the Black-Scholes option pricing model change significantly, share-based compensation for future awards may differ materially from the awards granted previously.

Our management and board of directors determined the fair value of our ordinary shares prior to our IPO based on a number of objective and subjective factors consistent with the methodologies, approaches and assumptions consistent with the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation (the “AICPA Guide”). These factors included the hiring of key personnel, contemporaneous third-party valuations of our ordinary shares, our financial condition and prospects as of such date, the status of our research and development efforts, the public trading price of comparable companies for the March 5, 2015 grant, the lack of marketability of our ordinary shares as a private company, risk factors  relevant to our business, capital markets conditions generally and the prices of our preferred shares sold to investors in arm’s-length transactions, and the rights, preferences and privileges of our preferred shares relative to our ordinary shares.

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

We assess impairment whenever events or changes in circumstances indicate that the carrying amount of the asset is impaired or the estimated useful life is no longer appropriate. Circumstances such as changes in technology or in the way an asset is being used may trigger an impairment review.  See Notes 2.i and 2.j for additional information.

Inventories

Inventories are stated at the lower of cost or market. We regularly evaluate the ability to realize the value of inventory. If actual demand for our delivery systems declines or market conditions are less favorable than those projected, inventory write-offs may be required.   See Note 2.g for additional information.

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

Recently issued accounting pronouncements:

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which amends the existing accounting standards for revenue recognition. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 by one year. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date.  The new revenue recognition standard will be effective in the first quarter of 2018, with the option to adopt it in the first quarter of 2017. We currently anticipate adopting the new standard effective January 1, 2018. The new standard also permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). We currently anticipate adopting the standard using the modified retrospective method. While we are still in the process of completing our assessment on the impact this guidance will have on our consolidated financial statements and related disclosures, we expect that the most significant impact relates to the accounting for revenue transactions whereby there is variable consideration.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02-Leases (ASC 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of their classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASC 842 supersedes the previous leases standard, ASC 840. The standard is effective on January 1, 2019, with early adoption permitted. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

In March 2016, FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in ASU 2016-09 affect all entities that issue share-based payment awards to their employees and involve multiple aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

In April 2016, FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. ASU 2016-10 covers two specific topics: performance obligations and licensing. This amendment includes guidance on immaterial promised goods or services, shipping or handling activities, separately identifiable performance obligations, functional or symbolic intellectual property licenses, sales-based and usage-based royalties, license restrictions (time, use, geographical) and licensing renewals. In addition, in May 2016, FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which is intended to not change the core principle of the guidance in Topic 606, but rather affect only the narrow aspects of Topic 606 by reducing the potential for diversity in practice at initial application and by reducing the cost and complexity of applying Topic 606 both at transition and on an ongoing basis. We are currently evaluating the impact of the adoption of both revenue standards on our consolidated financial statements.

In June 2016, FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in the more timely recognition of losses. ASU 2016-13 also applies to employee benefit plan accounting, with an effective date of the first quarter of fiscal 2022. The amendments in this update are effective for fiscal years beginning after December 31, 2019, including interim periods within those fiscal years. We are currently assessing the impact of the adoption of this standard on our consolidated financial statements, footnote disclosures and employee benefit plans’ accounting.

In August 2016, FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 eliminates the diversity in practice related to the classification of certain cash receipts and payments for debt prepayment or extinguishment costs, the maturing of a zero coupon bond, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, distributions from certain equity method investees and beneficial interests obtained in a financial asset securitization. ASU 2016-15 designates the appropriate cash flow classification, including requirements to allocate certain components of these cash receipts and payments among operating, investing and financing activities. The retrospective transition method, requiring adjustment to all comparative periods presented, is required unless it is impracticable for some of the amendments, in which case those amendments would be prospectively as of the earliest date practicable. The standard is effective on January 1, 2019. We are currently assessing the impact of the adoption of this standard on our consolidated financial statements and footnote disclosures.

In November 2016, FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash.  This standard requires the presentation of the statement of cash flows to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents. The standard is effective for fiscal years and the interim periods within those fiscal years beginning after December 15, 2017. Early adoption is permitted. We are currently evaluating the timing of adoption and the effects of the adoption of this ASU on our consolidated financial statements.

Results of operations

The following tables set forth our consolidated statements of operations data:

	Year ended December 31,
U.S. dollars in thousands, except share and per share data	2016	2015	2014
Net revenues	$82,888	$33,087	$15,490
Cost of revenues	39,870	20,610	10,036
Impairment of field equipment	6,412	-	-
Gross profit	36,606	12,477	5,454
Operating costs and expenses:
Research, development and clinical trials	41,467	43,748	40,381
Sales and marketing	59,449	38,861	21,177
General and administrative	51,007	33,864	24,052
Total operating costs and expenses	151,923	116,473	85,610
Operating loss	(115,317)	(103,996)	(80,156)
Financial expenses, net	(6,147)	(3,151)	(144)
Loss before income taxes	(121,464)	(107,147)	(80,300)
Income taxes	10,381	4,434	382
Net loss	$(131,845)	$(111,581)	$(80,682)

Basic and diluted net loss per ordinary share	$(1.54)	$(3.67)	$(6.46)

Weighted average number of ordinary shares used in computing basic and diluted net loss per share	85,558,448	30,401,603	12,490,017

Share-based compensation expense included in costs and expenses:

	Year ended December 31,
U.S. dollars in thousands	2016	2015	2014
Cost of revenues	$623	$174	$32
Research, development and clinical trials	3,155	2,529	820
Sales and marketing	5,111	2,496	1,104
General and administrative	12,552	6,661	2,668
Total share-based compensation expense	$21,441	$11,860	$4,624

The following table includes certain commercial patient operating statistics for and as of the end of the periods presented.

	Year ended December 31,
Operating statistics	2016	2015	2014
Prescriptions received in period (1)
United States	2,344	1,607	669
EMEA (2) (*)	463	167	38
Japan	1	3	-
	2,808	1,777	707

(*) including Germany	354	127	22

Active patients at period end (3)
United States	835	529	211
EMEA (2) (*)	256	74	14
Japan	-	2	-
	1,091	605	225

(*) including Germany	186	51	9

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

Year ended December 31, 2016 compared to year ended December 31, 2015

	Year Ended December 31,
	2016	2015	Change	% Change
Net revenues	$82,888	$33,087	$49,801	151%

Net revenues. Substantially all of our revenues are derived from patients using our TTFields delivery system, marketed as Optune in our currently active markets. We charge patients or their third-party healthcare payers directly on a monthly basis and bear the financial risk of securing payment in the United States and Europe.

Net revenues increased by $49.8 million, or 151%, to $82.9 million for the year ended December 31, 2016 from $33.1 million for the year ended December 31, 2015. This was primarily due to an increase of $41.8 million in commercial sales of Optune in the United States and an increase of $8.0 million in commercial sales of Optune in our other currently active markets.

The following is a summary of gross billings and revenues recorded on an accrual basis and a cash basis by quarters (unaudited):

	2016				2015
U.S. dollars in millions	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Gross billings	$63.8	$57.5	$54.0	$45.5	$34.5	$28.9	$26.6	$20.8

Revenue recorded on accrual basis	$8.5	$0.0	$0.0	$0.0	$0.0	$0.0	$0.0	$0.0
Cash basis revenue for therapy provided in the period	6.3	8.9	7.6	5.6	4.9	3.3	2.7	1.8
Cash basis revenue for therapy provided in previous period	$15.5	$12.7	$10.3	$7.4	$7.5	$5.7	$3.8	$3.4
Net revenues	$30.2	$21.7	$17.9	$13.1	$12.4	$9.0	$6.5	$5.2

We began recognizing a portion of our net revenues on an accrual basis in the fourth quarter 2016.   In the table above, gross billings reflect the total charges for active patients on therapy without any deductions or adjustments for payer discounts, patient financial assistance, charitable care or other similar items.  The subsequent table line items detail the three sources of net revenue in the applicable reporting period.   For the fourth quarter 2016, gross billings totaled $63.8 million. 19% of fourth quarter 2016 gross billings qualified for accrual-based net revenue recognition.  Of those qualifying gross billings, the net revenues recorded on an accrual basis in the fourth quarter 2016 and the year ended December 31, 2016 was $8.5 million, reflecting applicable deductions or adjustments for payer discounts, patient financial assistance or other similar items, and representing an increase of $8.5 million compared to the same periods in 2015.  The increase in revenue recorded on an accrual basis was primarily due to an increase in positive coverage polices and negotiated contracts with health plans in the United States, which enabled us to reliably estimate a fixed and determinable amount that would ultimately be collected from these payers. Revenues recorded on an accrual basis include $4.0 million in net revenues for which cash had not yet been collected as of December 31, 2016.

Revenue recorded on an accrual basis during the year ended December 31, 2016 was $8.5 million, an increase of $8.5 million compared to the same period in 2015. The increase in revenue recorded on an accrual basis was primarily due to an increase in positive coverage polices and negotiated contracts with health plans in the United States, which enabled us to reliably estimate a fixed and determinable amount that would ultimately be collected from these payers. Revenues recorded on an accrual basis include $4.0 million in net revenues for which cash had not yet been collected as of December 31, 2016.

Revenue recorded on a cash basis during the year ended December 31, 2016 was $74.4 million, an increase of $41.3 million, or 125%, compared to the same period in 2015. The increase in revenue recorded on a cash basis was primarily due to an increase in commercial sales of Optune to payers with whom we do not have contractual arrangements or sufficient history to reliably estimate their individual payment patterns and for whom we cannot reliably estimate the amount that would be ultimately collected.

We believe there will be an extended period of time when our revenue is a mix of both cash-based and accrual-based revenue.

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

Our cost of revenues increased by $19.3 million, or 93%, to $39.9 million for the year ended December 31, 2016 from $20.6 million for the year ended December 31, 2015. The increase was primarily due to an increase of $10.8 million in transducer arrays shipped to commercial patients, $1.6 million for field equipment depreciation, and personnel costs of $5.7 million.

Impairment of field equipment.  In 2016, we recorded an impairment loss with respect to the write-off of our first generation Optune System field equipment (finished goods and production stage) in the amount of $6.4 million that is not recoverable.

	Year Ended December 31,
	2016	2015	Change	% Change
Research, development and clinical trials	$41,467	$43,748	$(2,281)	-5%
Sales and marketing	59,449	38,861	$20,588	53%
General and administrative	51,007	33,864	$17,143	51%
	$151,923	$116,473	$35,450	30%

Research, development and clinical trials expenses. Research, development and clinical trials expenses decreased by $2.3 million, or 5%, to $41.5 million for the year ended December 31, 2016 from $43.7 million for the year ended December 31, 2015. The change is primarily due to a decrease of $5.7 million in clinical trial expenses resulting from the conclusion of our EF-14 phase 3 pivotal trial in newly diagnosed GBM, as well as a reduction in expenses related to the development of our second generation Optune system, partially offset by an increase of $3.4 million in personnel costs (including an increase of $0.6 million in share-based compensation).

Sales and marketing expenses. Sales and marketing expenses increased by $20.6 million, or 53%, to $59.4 million for the year ended December 31, 2016 from $38.9 million for the year ended December 31, 2015. The increase was driven by an increase of $13.1 million of personnel costs (including an increase of $2.6 million in share-based compensation) and an increase of $7.4 million in marketing expenses, reflecting our expanding commercial operations in the United States and Germany and our ongoing efforts to establish commercial operations in Switzerland and Japan.

General and administrative expenses. General and administrative expenses increased by $17.1 million, or 51%, to $51.0 million for the year ended December 31, 2016 from $33.9 million for the year ended December 31, 2015. The increase was primarily due to an increase of $9.3 million in personnel costs (including an increase of $5.9 million in share-based compensation), an increase of $3.7 million in professional services to support our enterprise resource planning system implementation and public company-related activities and a one-time net charge of $3.6 million related to the 2015 Technion settlement.

Financial expenses, net. Financial expenses, net increased by $3.0 million, or 95%, to $6.1 million for the year ended December 31, 2016 from $3.1 million for the year ended December 31, 2015. The change is primarily due to interest expense, including amortization expense of the discount and deferred issuance costs, related to our July 2016 withdrawal of the remaining $75 million in available funds under our Term Loan Credit Facility.

	Year Ended December 31,
	2016	2015	Change	% Change
Income taxes	$10,381	$4,434	$5,947	134%

Income taxes. Income taxes increase by $5.9 million, or 134%, to $10.4 million for the year ended December 31, 2016 from $4.4 million for the year ended December 31, 2015. The change was primarily attributable to an increase in the statutory tax provision related to Switzerland, the United States and Japan.

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
Cost of revenues. Our cost of revenues increased by $10.6 million, or 105%, to $20.6 million for the year ended December 31, 2015 from $10.0 million for the year ended December 31, 2014. The increase was primarily due to an increase of $6.4 million in transducer arrays shipped to commercial patients, $0.5 million for field equipment depreciation and personnel costs of $2.0 million.

	Year Ended December 31,
	2015	2014	Change	% Change
Research, development and clinical trials	$43,748	$40,381	$3,367	8%
Sales and marketing	38,861	21,177	$17,684	84%
General and administrative	33,864	24,052	$9,812	41%
	$116,473	$85,610	$30,863	36%

Research, development and clinical trials expenses. Research, development and clinical trials expenses increased by $3.4 million, or 8%, to $43.7 million for the year ended December 31, 2015 from $40.4 million for the year ended December 31, 2014. The change is primarily due to the overall increase in clinical and research activities, which led to an increase of $1.6 million in personnel costs (including share-based compensation).  In addition, third party research (including investigator sponsored trials) expenses increased by $1.0 millionand expenses related to our clinical trials including phase 2 pilot trials and our phase 3 pivotal EF – 14 trial increased by $0.8 million. Total non-cash share-based compensation for research, development and clinical trials personnel for the year ended December 31, 2015 and 2014 was $2.5 million and $0.8 million, respectively.

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

Income taxes. Income taxes increase by $4.0 million, or 1,061%, to $4.4 million for the year ended December 31, 2015 from $0.4 million for the year ended December 31, 2014. The change was primarily attributable to an increase in the statutory tax provision in Switzerland, the United States and Japan.

Liquidity and capital resources

We have incurred significant losses and cumulative negative cash flows from operations since our founding in 2000. As of December 31, 2016, we had an accumulated deficit of $519.9 million. We expect to continue to incur losses until our delivery systems achieve market acceptance. To date, we have primarily financed our operations through the issuance and sale of our convertible preferred shares, our ordinary shares and the proceeds from long-term loans. As of December 31, 2016, we had received a total of $712.0 million from the sale of our convertible preferred shares, including the sale of our Series J convertible preferred stock in June 2015 for net proceeds of $94.6 million, all of which were converted into our ordinary shares after the consummation of our IPO, and including $157.5 million proceeds from our IPO including the exercise of the underwriters' overallotment option and the exercise of ordinary share warrants and options.

As of December 31, 2016 and December 31, 2015, we had $219.6 million and $269.4 million, respectively, of cash, cash equivalents, and short-term investments. In January 2015, we entered into the Loan and Security Agreement dated as of January 7, 2015, between us, as borrower, and Biopharma Secured Investments III Holdings Cayman LP, as lender (the “Term Loan Credit Facility”) for up to $100.0 million, of which we drew $25.0 million on entering into the facility and the remaining $75.0 million in July 2016. In June 2015, we raised net proceeds of $94.6 million through the issuance of our Series J convertible preferred shares. Our IPO closed on October 7, 2015 and we issued and sold 7,876,195 ordinary shares. We received cash proceeds of $157.5 million from the IPO and the partial exercise of the underwriters’ overallotment option, net of underwriting discounts and commissions and offering expenses.

We believe our cash, cash equivalents and short-term investments as of December 31, 2016 are sufficient for our operations for at least the next 12 months based on our existing business plan and our ability to control the timing of significant expense commitments. We expect that our research, development and clinical trials expenses, sales and marketing expenses and general and administrative expenses will continue to increase over the next several years. As a result, we may need to raise additional capital to fund our operations.

The following summary of our cash flows for the periods indicated has been derived from our consolidated financial statements, which are included elsewhere in this Annual Report:

	Year Ended December 31,
U.S. dollars in thousands	2016	2015	2014
Net cash used in operating activities	$(107,592)	$(99,884)	$(74,244)
Net cash provided by (used in) investing activities	12,815	(115,295)	(46,182)
Net cash provided by financing activities	75,124	276,989	2,145
Effect of exchange rate changes on cash and cash equivalents	10	-	-
Net increase (decrease) in cash and cash equivalents	$(19,643)	$61,810	$(118,281)

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

Net cash used in operating activities was $107.6 million for the year ended December 31, 2016, as compared to $99.9 million for the year ended December 31, 2015, reflecting a net loss of $131.8 million, and an increase of $9.4 million in our net operating assets and liabilities offset by non-cash charges of $33.7 million. The change in our net operating assets and liabilities was primarily the result of an increase in our inventories of $12.0 million necessary to meet anticipated demand, an increase in trade receivables of $6.3 million, offset by an increase in trade payables of $1.6 million and other payables of $6.6 million. Non-cash charges included $21.4 million (net of excess tax benefit from share-based award activity) of share-based compensation, $6.4 million in impairment of field equipment and $5.7 million of depreciation.

Net cash used in operating activities was $99.9 million for the year ended December 31, 2015, as compared to $74.2 million for the year ended December 31, 2014, reflecting a net loss of $111.6 million, and a change of $4.3 million in our net operating assets and liabilities offset by non-cash charges of $16.1 million. The change in our net operating assets and liabilities was primarily the result of an increase in our inventories of $10.1 million necessary to meet anticipated demand, an increase in other receivables of $5.1 million, offset by an increase in trade payables of $7.0 million and other payables of $3.6 million. Non-cash charges included $11.9 million of share-based compensation, $3.2 million of depreciation and $1.0 million of accrued interest and amortization related to our Term Loan Credit Facility.

Investing activities

Our investing activities consist primarily of capital expenditures to purchase property and equipment and field equipment, as well as investments in and redemptions of our short-term investments.

Net cash provided by investing activities was $12.8 million in the year ended December 31, 2016 attributable to our receipt of $270.0 million from the maturity of short-term investments, offset by the purchase of new short-term investments of $239.3 million, purchases of $5.7 million of property and equipment and purchases of $12.0 million of field equipment, and a increase in restricted cash of $0.2 million.

Net cash used in investing activities for the same period in 2015 was $115.3 million, attributable to our receipt of $104.0 million from the maturity of short-term investments, offset by the purchase of new short-term investments of $209.0 million, purchases of $4.7 million of property and equipment and purchases of $5.6 million of field equipment.

Net cash used in investing activities for the same period in 2014 was $46.2 million, attributable to the purchase of $93.0 million of short-term investments, purchases of property and equipment of $0.8 million and purchases of field equipment of $1.5 million  offset by the receipt of $138.0 million from the maturity of short-term investments and a decrease in restricted cash of $1.1 million.

Financing activities

To date, our primary financing activities have been the sale of our convertible preferred shares, our IPO and the proceeds from long-term loans.

Net cash provided by financing activities was $75.1 million for the year ended December 31, 2016, attributable to borrowings under our Term Loan Credit Facility of $72.9 million, proceeds of $1.0 million from the exercise of options and warrants and $0.6 million net proceeds from the issuance of shares under our employee share purchase plan (“ESPP”).

Net cash provided by financing activities was $277.0 million for the year ended December 31, 2015, attributable to the net proceeds from the issuance of Series J preferred shares of $94.6 million, borrowings under our Term Loan Credit Facility of $22.9 million, proceeds of $157.5 million from our IPO and the partial exercise of the overallotment option by the underwriters, and proceeds of $2.0 million from the exercise of options and warrants.

Net cash provided by financing activities was $2.1 million in 2014, attributable to net proceeds received from the exercise of options.

Term Loan Credit Facility

Our material outstanding indebtedness consists of our Term Loan Credit Facility, which provides for up to $100.0 million of borrowings in up to four draws, the first of which was made in January 2015 in the amount of $25.0 million and the second of which was made in July 2016 in the amount of $75.0 million. Interest on the outstanding loan is 10% annually, payable quarterly in arrears. As of December 31, 2016, the aggregate principal balance of amounts outstanding under the Term Loan Credit Facility was $100.0 million.  We may prepay the term loans, in whole, at any time, and must prepay in the event of a change of control, in each case, subject to a pay-down fee, prepayment premium and/or make-whole payment. The funding fee payable on the amount drawn on the funding date is 1.5%, the pay-down fee on all principal payments to be paid on the date such payments are made is 0.75% and the pre-

payment fee if we prepay outstanding loan amounts prior to the first, second or third year from the initial funding date is 3.0%, 2.0% or 1.0%, respectively.

All obligations under the Term Loan Credit Facility are guaranteed by certain of our current and future domestic direct and indirect subsidiaries. In addition, the obligations under the Term Loan Credit Facility are secured by a first-priority security interest in substantially all of the property and assets of, as well as the equity interests owned by, us and the other guarantors.

The Term Loan Credit Facility has a minimum liquidity covenant, which is tested quarterly. In addition, we must meet certain pro forma net sales requirements. The Term Loan Credit Facility contains other customary covenants.  As of December 31, 2016, we were in compliance with such covenants.

Contractual obligations and commitments

The following summarizes our significant contractual obligations as of December 31, 2016:

	December 31,
Contractual Obligations:	2017	2018	2019	2020	2021	After	Total
	(in thousands)
Operating leases	$3,276	$2,404	$2,186	$2,019	$1,594	$2,714	$14,193
Term Loan Credit Facility (1)	-	-	-	100,750	-	-	100,750
Leasehold improvement financing and other loans	70	77	27	24	26	39	263
Technion settlement	$5,500	$-	$-	$-	$-	$-	$5,500

(1)	The Term Loan Credit Facility has a fixed per annum interest rate of 10.0%. Interest due is excluded from the table.

Except as described above, there were no material changes in our commitments under contractual obligations in the year ended December 31, 2016.

The total amount of unrecognized tax expenses for uncertain tax positions was $2.4 million and $1.6 million at December 31, 2016 and December 31, 2015, respectively. Payment of these obligations would result from settlements with taxing authorities. Due to the difficulty in determining the timing of settlements, these obligations are not included in the above table. We do not expect a significant tax payment related to these obligations within the next year.

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

We also have an obligation to pay the Technion $5.5 million within five business days (1) if we achieve $250.0 million of cumulative net sales since our inception at the end of any given quarter or (2) upon consummation of a merger or acquisition transaction, which includes any merger to the extent it involves a change of control, the sale of all or substantially all of our assets or shares, the sale of or exclusive license to our intellectual property or a similar transaction.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes.  There were no material quantitative changes in our market risk exposures between the year ended December 31, 2016 and the year ended December 31, 2015.

Interest rate sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. Our cash, cash equivalents and short-term investment accounts as of December 31, 2016 totaled $219.6 million and consist of cash, cash equivalents and short-term investments with maturities of less than one year from the date of purchase. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. However, because of the short-term nature of the instruments in our portfolio, a 10% change in market interest rates would not be expected to have a material impact on our financial condition or our results of operations.

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

ITEM 8.  FINANCIAL STATEMENTS

NovoCure Limited

Report of independent registered public accounting firm

To the board of directors and shareholders of

NovoCure Limited

We have audited the accompanying consolidated balance sheets of NovoCure Limited and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and subsidiaries at December 31, 2016 and 2015 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

Tel-Aviv, Israel	/s/ KOST FORER GABBAY & KASIERER
February 23, 2017	A Member of Ernst & Young Global

NovoCure Limited and subsidiaries

Consolidated balance sheets

	December 31,
U.S. dollars in thousands	2016	2015
Assets
Current Assets:
Cash and cash equivalents	$99,780	$119,423
Short-term investments	119,854	150,001
Restricted cash	267	87
Trade Receivables	6,339	-
Receivables and prepaid expenses	10,084	10,799
Inventories	25,549	13,594
Total current assets	261,873	293,904
Long-term Assets:
Property and equipment, net	9,812	6,552
Field equipment, net	8,808	6,029
Severance pay fund	88	79
Other long-term assets	1,500	772
Total long-term assets	20,208	13,432
Total Assets	$282,081	$307,336

The accompanying notes are an integral part of the consolidated financial statements.

NovoCure Limited and subsidiaries

Consolidated balance sheets

	December 31,
U.S. dollars in thousands, except share and per share data	2016	2015
Liabilities And Shareholders’ Equity
Current Liabilities:
Trade payables	$18,356	$16,755
Other payables and accrued expenses	18,526	11,872
Total current liabilities	36,882	28,627
Long-term Liabilities:
Long-term loan, net of discount and issuance costs	96,231	23,097
Employee benefit liabilities	2,590	2,057
Other long-term liabilities	4,033	2,735
Total long-term liabilities	102,854	27,889
Total Liabilities	139,736	56,516
Commitments and Contingencies
Shareholders’ Equity:
Share capital -
Ordinary shares - No par value, Unlimited shares authorized; Issued and outstanding: 87,066,446 shares and 83,778,581 shares at December 31, 2016 and December 31, 2015 respectively;	-	-
Additional paid-in capital	664,154	640,406
Accumulated other comprehensive loss	(1,883)	(1,505)
Accumulated deficit	(519,926)	(388,081)
Total shareholders’ equity	142,345	250,820
Total Liabilities and Shareholders’ Equity	$282,081	$307,336

The accompanying notes are an integral part of the consolidated financial statements.

NovoCure Limited and subsidiaries

Consolidated statements of operations

	Year ended December 31,
U.S. dollars in thousands, except share and per share data	2016	2015	2014
Net revenues	$82,888	$33,087	$15,490
Cost of revenues	39,870	20,610	10,036
Impairment of field equipment	6,412	-	-
Gross profit	36,606	12,477	5,454
Operating costs and expenses:
Research, development and clinical trials	41,467	43,748	40,381
Sales and marketing	59,449	38,861	21,177
General and administrative	51,007	33,864	24,052
Total operating costs and expenses	151,923	116,473	85,610
Operating loss	(115,317)	(103,996)	(80,156)
Financial expenses, net	(6,147)	(3,151)	(144)
Loss before income taxes	(121,464)	(107,147)	(80,300)
Income taxes	10,381	4,434	382
Net loss	$(131,845)	$(111,581)	$(80,682)

Basic and diluted net loss per ordinary share	$(1.54)	$(3.67)	$(6.46)
Weighted average number of ordinary shares used in computing basic and diluted net loss per share	85,558,448	30,401,603	12,490,017

The accompanying notes are an integral part of the consolidated financial statements.

NovoCure Limited and subsidiaries

Consolidated statements of comprehensive loss

	Year ended December 31,
U.S. dollars in thousands	2016	2015	2014
Net loss	$(131,845)	$(111,581)	$(80,682)
Other comprehensive loss, net of tax :
Change in foreign currency translation adjustments	10	-	-
Pension benefit plan	(388)	(1,505)	-
Total comprehensive loss	$(132,223)	$(113,086)	$(80,682)

The accompanying notes are an integral part of the consolidated financial statements.

NovoCure Limited and subsidiaries

Statements of changes in shareholders’ equity

	Ordinary shares	Preferred shares	Additional capital paid-in	Accumulated other comprehensive loss	Accumulated deficit	Total shareholders’ equity
U.S. dollars in thousands, except share data	(Shares)	(Shares)
Balance as of January 1, 2014	11,891,421	58,676,017	367,597	-	(195,818)	171,779
Share-based compensation to employees	-	-	4,624	-	-	4,624
Exercise of options and warrants	1,539,993	-	2,154	-	-	2,154
Net loss	-	-	-	-	(80,682)	(80,682)
Balance as of December 31, 2014	13,431,414	58,676,017	374,375	-	(276,500)	97,875
Share-based compensation to employees	-	-	11,860	-	-	11,860
Exercise of options and warrants	731,665	-	2,038	-	-	2,038
Issuance of Series J preferred shares, net (a)	-	4,068,500	94,599	-	-	94,599
Issuance of shares and options in respect of settlement, net of fair value of shares provided as indemnification (Note 14c)	(1,005,210)	-	-	-	-	-
Issuance of ordinary shares upon IPO and exercise of over-allotment, net (b)	7,876,195	-	157,534	-	-	157,534
Conversion of preferred shares to ordinary shares	62,744,517	(62,744,517)	-	-	-	-
Other comprehensive loss, net of tax benefit of $165	-	-	-	(1,505)	-	(1,505)
Net loss	-	-	-	-	(111,581)	(111,581)
Balance as of December 31, 2015	83,778,581	-	640,406	(1,505)	(388,081)	250,820
Share-based compensation to employees	-	-	21,441	-	-	21,441
Exercise of options and warrants	3,195,477	-	993	-	-	993
Issuance of shares in connection with employee stock purchase plan	92,388	-	616	-	-	616
Tax benefit from share-based award activity	-	-	698	-	-	698
Other comprehensive loss, net of tax benefit of $38	-	-	-	(378)	-	(378)
Net loss	-	-	-	-	(131,845)	(131,845)
Balance as of December 31, 2016	87,066,446	-	$664,154	$(1,883)	$(519,926)	$142,345

(a)	Net of issuance expenses of $319
(b)	Net of issuance expenses (including underwriter fees) of $15,742

The accompanying notes are an integral part of the consolidated financial statements.

NovoCure Limited and subsidiaries

Consolidated statements of cash flows

	Year ended December 31,
U.S. dollars in thousands	2016	2015	2014
Cash flows from operating activities:
Net loss	$(131,845)	$(111,581)	$(80,682)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,652	3,153	1,962
Asset write-downs and impairment of field equipment	6,446	46	23
Increase in accrued interest expense	-	672	-
Share-based compensation to employees	22,139	11,860	4,624
Excess tax benefits from share-based award activity	(698)	-	-
Increase in trade receivables	(6,339)	-	-
Amortization of discount (premium)	155	329	(19)
Decrease (increase) in receivables and prepaid expenses	243	(5,088)	(1,192)
Increase in inventories	(11,955)	(10,148)	(1,554)
Increase in other long-term assets	(692)	(381)	(44)
Increase (decrease) in trade payables	1,601	6,961	(492)
Increase in other payables and accrued expenses	6,647	3,579	2,324
Increase in employee benefit liabilities, net	97	133	42
Increase in other long-term liabilities	957	581	764
Net cash used in operating activities	$(107,592)	$(99,884)	$(74,244)
Cash flows from investing activities:
Purchase of property and equipment	(5,674)	(4,667)	(849)
Purchase of field equipment	(11,990)	(5,604)	(1,470)
Decrease (increase) in restricted cash	(180)	(26)	1,117
Proceeds from maturity of short-term investments	270,000	104,000	93,000
Purchase of short-term investments	(239,341)	(208,998)	(137,980)
Net cash provided by (used in) investing activities	$12,815	$(115,295)	$(46,182)

The accompanying notes are an integral part of the consolidated financial statements.

NovoCure Limited and subsidiaries

Consolidated statements of cash flows

	Year ended December 31,
U.S. dollars in thousands	2016	2015	2014
Cash flows from financing activities:
Proceeds from issuance of shares, net	$616	$252,133	$-
Proceeds from long-term loan, net	72,887	22,886	-
Excess tax benefits from share-based award activity	698	-	-
Proceeds from issuance of other long-term loans	-	-	54
Repayment of other long-term loans	(70)	(63)	(63)
Exercise of options and warrants	993	2,038	2,154
Purchase of shares in respect of settlement	-	(5)	-
Net cash provided by financing activities	$75,124	$276,989	$2,145

Effect of exchange rate changes on cash and cash equivalents	$10	$-	$-

Increase (decrease) in cash and cash equivalents	(19,643)	61,810	(118,281)
Cash and cash equivalents at the beginning of the year	119,423	57,613	175,894
Cash and cash equivalents at the end of the year	$99,780	$119,423	$57,613
Supplemental cash flow activities:
Cash paid during the year for:
Income taxes	$9,447	$1,489	$282
Interest	$6,595	$1,688	$25
Non-cash investing and financing activities:
Purchase of property and equipment	$-	$-	$239

The accompanying notes are an integral part of the consolidated financial statements.

NovoCure Limited and subsidiaries

Notes to consolidated financial statements

U.S. dollars in thousands (except share and per share data)

Note 1: Organization and Basis of Presentation

NovoCure Limited (including its consolidated subsidiaries, the “Company”) was incorporated in the Bailiwick of Jersey and is principally engaged in the development, manufacture and commercialization of tumor treating fields (“TTFields”) for the treatment of solid tumors. The Company has regulatory approvals and clearances in certain countries for Optune, its first TTFields delivery system, to treat adult patients with glioblastoma (“GBM”).

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

a. Use of estimates:

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company evaluates on an ongoing basis its assumptions, including those related to contingencies, deferred taxes, tax liabilities, useful-life of field equipment, revenue recognition and the estimations required in accrual base accounting, and share-based compensation costs. The Company’s management believes that the estimates, judgment and assumptions used are reasonable based upon information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities at the dates of the consolidated financial statements, and the reported amounts of net revenue and expenses during the reporting period. Actual results could differ from those estimates.

b. Financial statements in U.S. dollars:

The accompanying financial statements have been prepared in U.S. dollars in thousands, except for share and per-share data.

The Company finances its operations in U.S. dollars and a substantial portion of its costs and revenues from its primary markets is incurred in U.S. dollars. As such, the Company’s management believes that the U.S. dollar is the currency of the primary economic environment in which NovoCure Limited and certain subsidiaries operate. The Company’s reporting currency is U.S. dollars.

Transactions and balances denominated in U.S. dollars are presented at their original amounts. Monetary accounts maintained in currencies other than the dollar are re-measured into dollars in accordance with Accounting Standards Codification (ASC) No. 830-10, “Foreign Currency Matters.” All transaction gains and losses of the re-measurement of monetary balance sheet items are reflected in the consolidated statements of operations as financial income or expenses, as appropriate.

For a subsidiary whose functional currency has been determined to be its local currency, assets and liabilities are translated at year-end exchange rates and statement of operations items are translated at average exchange rates prevailing during the year. Such translation adjustments are recorded as a separate component of accumulated other comprehensive income (loss) in shareholders' equity.

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

e. Short-term investments and restricted cash:

1. Short-term investments:

The Company accounts for investments in debt securities in accordance with ASC 320, “Investments-Debt and Equity Securities.” Management determines the appropriate classification of its investments in marketable debt securities at the time of purchase and reevaluates such determinations at each balance sheet date. For the years ended December 31, 2016 and 2015, all securities are classified as held-to-maturity since the Company has the intent and ability to hold the securities to maturity and, accordingly, debt securities are stated at amortized cost.

The amortized cost of held-to-maturity securities is adjusted for amortization of premiums and accretion of discounts to maturity and any other than temporary impairment losses. Such amortization and interest are included in the consolidated statement of operations as financial income or expenses, as appropriate.

For the three years ended December 31, 2016, no impairment losses have been identified.

2. Restricted cash:

The Company has restricted cash used as security for the use of Company credit cards, presented in short-term assets. Additionally, the Company has pledged bank deposits to cover bank guarantees related to facility rental agreements, fleet lease agreements and customs payments presented in other long-term assets (see Note 12).

f. Trade Receivables:

Revenues from the use of Optune are recorded on an accrual basis for payers that meet the revenue recognition criteria for accrual basis where an agreement exists and collectability is reasonably assured. The Company considers receivables past due based on payment terms and reserve specific receivables if collectability is no longer reasonably assured. The Company evaluates such reserves on a regular basis and adjusts its reserves as needed. Once a receivable is deemed uncollectible, such balance is charged against the reserve. For the year ended December 31, 2016, the allowance for doubtful accounts is $0.

g. Inventories:

Inventories are stated at the lower of cost or market. Cost is determined using the weighted average method. The Company regularly evaluates the ability to realize the value of inventory. If actual demand for the Company’s delivery systems deteriorates, or market conditions are less favorable than those projected, inventory write-offs may be required.

Inventory write-offs of $774, $0 and $0, respectively, were identified for the years ended December 31, 2016, 2015 and 2014.

h. Property and equipment:

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

NovoCure Limited and subsidiaries

Notes to consolidated financial statements

U.S. dollars in thousands (except share and per share data)

i. Field equipment under operating leases:

Field equipment is stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful life of the field equipment which was determined to be  18 to 36 months. Field equipment consists of equipment being utilized under rental agreements accounted for in accordance with ASC 840 on a monthly basis as an operating lease, as well as “service pool” equipment. Service pool equipment is equipment owned and maintained by the Company that is swapped for equipment that needs repairs or maintenance by the Company while being rented by a patient. The Company records a provision for any excess, lost or damaged equipment when warranted based on an assessment of the equipment. Write-downs for equipment are included in cost of revenues. During the years ended December 31, 2016, 2015 and 2014, write downs for $6,436 (see Note 7), $36 and $12, respectively, were identified.

j. Impairment of long-lived assets:

The Company’s long-lived assets are reviewed for impairment in accordance with ASC 360-10, “Property, Plant and Equipment,” whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. During the three years ended December 31, 2016, no impairment losses have been identified other than the impairment of field equipment described below in Note 7.

k. Other long-term assets:

Long term lease deposits in respect of office rent and vehicles under operating leases and restricted deposits are presented in other long-term assets.

l. Revenue recognition:

The TTFields delivery system for GBM, Optune, is comprised of two main components: (1) an Electric Field Generator (the “device”) and (2) Transducer Arrays and related accessories that are disposable supplies to the device (“disposables”). Title is retained by the Company for the device and the patient is provided replacement disposables and technical support for the device during the rental period. The device and disposables are always supplied and functioning together and are not sold on a standalone basis.

Revenues are recognized when persuasive evidence of an arrangement exists, delivery of Optune has occurred, the fee is fixed or determinable and collectability is reasonably assured. The evidence of an arrangement generally consists of a prescription, a patient service agreement and the verification of eligibility and insurance with the patient’s third-party insurance company (“payer”).   The Company assesses whether the fee is fixed or determinable based on whether there is sufficient history with payers to reliably estimate their individual payment patterns or contractual arrangements exist and whether it can reliably estimate the amount that would be ultimately collected. Once the Company can reliably estimate the amounts that would be ultimately collected per payer and the above criteria are met, the Company recognizes revenues from the use of Optune on an accrual basis ratably over the lease term.  During 2016, the Company began to recognize net revenues on an accrual basis for certain payers in the amount of $8,458 that met the criteria above.    Revenues are recognized when cash is collected when the revenue criteria above are not met, such as when the price is not fixed or determinable or the collectability cannot be reasonably assured.  Patients have out-of-pocket costs for the amount not covered by their payer and the Company bills the patient directly for the amounts of their co-pays and deductible, subject to the Company’s patient assistance programs.  The Company currently recognizes revenue from patients at the time cash is collected.

Deferred revenues include amounts invoiced for days of therapy to be provided in future periods.

Revenues are presented net of indirect taxes, which include excise taxes of $105, $1,457, and $1,010 for the years ended December 31, 2016, 2015 and 2014, respectively, and other indirect taxes of $867, $818 and $266 for the years ended December 31, 2016, 2015 and 2014, respectively.

m. Charitable care:

The Company provides Optune to patients who meet certain criteria under its charitable care policy without charge.  Because the Company does not pursue collection of amounts determined to qualify as charity, they are not reported as revenue. The Company's costs of care provided under charitable care were: $1,675, $1,376 and $836 for the years ended December 31, 2016, 2015 and 2014,

NovoCure Limited and subsidiaries

Notes to consolidated financial statements

U.S. dollars in thousands (except share and per share data)

respectively. These estimates were determined by applying a ratio of costs to gross charges multiplied by the Company's gross charitable care charges.

n. Shipping and handling costs:

The Company does not bill its customers for shipping and handling costs associated with shipping Optune to its customers. These direct shipping and handling costs of $3,389, $1,385 and $553 for the years ended December 31, 2016, 2015 and 2014, respectively are included in selling and marketing costs.

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

The Company recognizes compensation costs net of a forfeiture rate only for the value of awards granted using the accelerated method over the requisite service period of the award, which is generally the option vesting term of four years. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company selected the Black-Scholes option-pricing model as the most appropriate fair value method for its option awards and Employee Share Purchase Plan. The option-pricing model requires a number of assumptions, of which the most significant are the share price expected, expected volatility and the expected option term.

Prior to NovoCure Limited’s initial public offering (“IPO”), the fair value of ordinary shares underlying the options was historically determined by management and the board of directors. Because there was no public market for the Company’s ordinary shares, the board of directors determined fair value of an ordinary share at the time of grant of the option by considering a number of objective and subjective factors including operating and financial performance, the lack of liquidity of share capital, general and industry specific economic outlook and valuations performed amongst other factors. For the period from January 1, 2015 through the IPO and for the year ended December 31, 2014, the Company’s board of directors determined the fair value of ordinary shares for the reported periods, among other factors, based on valuations performed using the hybrid method, which is the hybrid between the probability weighted expected return method (PWERM) and the option pricing method.

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

p. Fair value of financial instruments:

The carrying amounts of cash and cash equivalents, short-term investments, restricted cash, receivables and prepaid expenses, trade receivables, trade payables and other accounts payable and accrued expenses approximate their fair value due to the short-term maturity of such instruments. Based upon the borrowing terms and conditions currently available to the Company, the carrying values of the long-term loans approximate fair value.

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

Basic and diluted net loss per share is computed based on the weighted average number of ordinary shares outstanding during each year. Diluted loss per share is computed based on the weighted average number of ordinary shares outstanding during the period, plus dilutive potential shares considered outstanding during the period, in accordance with ASC 260-10. Basic and diluted net loss per ordinary share was the same for each period presented as the inclusion of all potential ordinary shares (all options and warrants) outstanding was anti-dilutive.

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

s. Concentration of risks:

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents, restricted cash, short-term investments and trade receivables.

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

NovoCure Limited and subsidiaries

Notes to consolidated financial statements

U.S. dollars in thousands (except share and per share data)

In 2016, two payers represented $10,393,$7,010  or 13%, 9 % of net revenues, respectively.  In 2015, the same two payers represented $5,595 and $2,512 or 17% and 8% of net revenues, respectively. In 2014, the same two payers represented $2,372 and $2,014 or 15% and 12% of net revenues, respectively.  Credit risk with respect to trade receivables is limited.

t. Retirement, pension and severance plans:

The Company has a 401(k) retirement savings plan for its U.S. employees. Each eligible employee may elect to contribute a portion of the employee’s compensation to the plan. The Company historically has not and currently does not make any matching contributions to this plan.

The Company has a defined benefit plan with a pension fund for its Swiss employees, whereby the employee and the Company contribute to the pension fund. The Company accounts for its obligation, in accordance with ASC 715, "Compensation – Retirement Benefits" (see note 9).

The pension expense for the years ended December 31, 2016, 2015 and, 2014 was $529, $404 and $205, respectively.

Israeli law generally requires payment of severance pay upon dismissal of an employee or upon termination of employment in certain other circumstances. The Company makes ongoing deposits into employee pension plans to fund its severance liabilities. According to Section 14 of Israel Severance Pay Law, the Company makes deposits on behalf of its employees with respect to the Company’s severance liability and therefore no obligation is provided for in the financial statements. Severance pay liabilities with respect to employees who are not subject to Section 14, are provided for in the financial statements based upon the number of years of service and the latest monthly salary and the related deposits are recorded as an asset based on the cash surrender value. Severance expense for the years ended December 31, 2016, 2015 and 2014 amounted to $430, $356 and $307, respectively.

u. Contingent liabilities:

The Company accounts for its contingent liabilities in accordance with ASC 450, “Contingencies.” A provision is recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated (see Note 14 c).

With respect to legal matters, provisions are reviewed and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. As of December 31, 2016 and 2015, the Company was not a party to any ligation that could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

v. Other comprehensive loss:

The Company accounts for comprehensive loss in accordance with ASC 220, "Comprehensive Income". ASC 220 establishes standards for the reporting and display of comprehensive loss and its components. Comprehensive loss generally represents all changes in shareholders' equity during the period except those resulting from investments by, or distributions to, shareholders. The accumulated other comprehensive loss, net of taxes, relates to a pension liability and foreign currency translation adjustments.

w. Going concern:

In 2016, the Company adopted ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15), that provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. The adoption of ASU 2014-15 don’t have any impact on the consolidated financial statements or related disclosures.

x. Recently issued accounting pronouncements:

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which amends the existing accounting standards for revenue recognition. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 by one year. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date.  The new revenue recognition standard will be effective in the first quarter of 2018, with the option to adopt it in the first quarter of 2017. The Company currently anticipates adopting the new standard effective January 1, 2018. The new standard also permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). The

NovoCure Limited and subsidiaries

Notes to consolidated financial statements

U.S. dollars in thousands (except share and per share data)

Company currently anticipates adopting the standard using the modified retrospective method. While the Company is still in the process of completing its assessment on the impact this guidance will have on its consolidated financial statements and related disclosures, the Company expects that the most significant impact relates to the accounting for revenue transactions whereby there is variable consideration.

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

In June 2016, FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in the more timely recognition of losses. ASU 2016-13 also applies to employee benefit plan accounting, with an effective date of the first quarter of fiscal 2022. The amendments in this update are effective for fiscal years beginning after December 31, 2019, including interim periods within those fiscal years. The Company is currently assessing the impact of the adoption of this standard on its consolidated financial statements, footnote disclosures and employee benefit plans’ accounting.

In August 2016, FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 eliminates the diversity in practice related to the classification of certain cash receipts and payments for debt prepayment or extinguishment costs, the maturing of a zero coupon bond, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, distributions from certain equity method investees and beneficial interests obtained in a financial asset securitization. ASU 2016-15 designates the appropriate cash flow classification, including requirements to allocate certain components of these cash receipts and payments among operating, investing and financing activities. The retrospective transition method, requiring adjustment to all comparative periods presented, is required unless it is impracticable for some of the amendments, in which case those amendments would be prospectively as of the earliest date practicable. The standard is effective on January 1, 2019. The Company is currently assessing the impact of the adoption of this standard on its consolidated financial statements and footnote disclosures.

In November 2016, FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash.  This standard requires the presentation of the statement of cash flows to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents. The standard is effective for fiscal years and the interim periods within those fiscal years beginning after December

NovoCure Limited and subsidiaries

Notes to consolidated financial statements

U.S. dollars in thousands (except share and per share data)

15, 2017. Early adoption is permitted. The Company is currently evaluating the timing of adoption and the effects of the adoption of this ASU on the consolidated financial statements.

Note 3: Cash and Cash equivalents and Short-term investments

a.	Cash and cash equivalents:

	December 31,
	2016	2015
Cash	$29,915	$75,421
Money market funds	69,865	44,002
Total cash and cash equivalents	$99,780	$119,423

b.	Short-term investments

The Company invests in marketable U.S. Treasury Bills (“T-bills”) that are classified as held-to-maturity securities. The amortized cost and recorded basis of the T-bills are presented as short-term investments in the amount of $119,854 and $150,001, as of December 31, 2016 and 2015, respectively and their estimated fair value as of December 31, 2016 and 2015 was $119,825 and $149,978, respectively.

Note 4: Receivables and prepaid expenses

	December 31,
	2016	2015
Advances and receivables from suppliers	$5,829	$7,323
Government authorities	1,867	1,955
Prepaid expenses	2,238	1,290
Others	150	231
	$10,084	$10,799

Note 5: Inventories

	December 31,
	2016	2015
Raw materials	$5,243	$3,518
Work in process	8,292	4,618
Finished goods	12,014	5,458
	$25,549	$13,594

Note 6: Property and equipment, net

	December 31,
	2016	2015
Cost:
Computers and laboratory equipment	$10,121	$6,734
Office furniture	1,931	1,245
Production equipment	1,179	857
Leasehold improvements	2,885	1,653
Total cost	$16,116	$10,489
Accumulated depreciation and amortization	(6,304)	(3,937)
Depreciated cost	$9,812	$6,552

Depreciation expense was $1,673, $1,348 and $886 for the years ended December 31, 2016, 2015 and 2014, respectively.

NovoCure Limited and subsidiaries

Notes to consolidated financial statements

U.S. dollars in thousands (except share and per share data)

In 2015, the Company implemented a new Enterprise Resource Planning (ERP) system and capitalized costs incurred related to the system according to FASB ASC 350-40, "Accounting for the costs of Computer Software Developed or Obtained for Internal Use". As of December 31, 2016 and 2015, the Company capitalized an accumulated amount of $4,742 and $2,803, respectively. Amortization for the year ended December 31, 2016 and 2015 was $731 and 250, respectively.

Note 7: Field equipment, net

	December 31,
	2016	2015
Field equipment	$11,167	$9,226
Less: accumulated depreciation	(2,359)	(3,197)
Field equipment, net	$8,808	$6,029

Depreciation expense was $3,248, $1,555 and $1,076 for the years ended December 31, 2016, 2015 and 2014, respectively. Write downs of $6,436, $36, and $12 were identified for the years ended December 31, 2016, 2015 and 2014, respectively.

The Company received U.S. Food and Drug Administration (“FDA”) approval on its Premarket Approval supplement application to market its second generation Optune system in the United States on July 13, 2016. The Company made the second generation Optune system available to all patients in the United States during the quarter ended September 30, 2016.  Manufacturing of the first generation Optune system has been terminated. In 2016, the Company recorded an impairment loss with respect to the write-down of first generation Optune system field equipment in the amount of $6,412 (finished goods and production stage goods in the amount of $4,830 and $1,582, respectively) presented in cost of revenues.

Note 8: Other payables and accrued expenses

	December 31,
	2016	2015
Employees and payroll accruals	$7,541	$8,258
Taxes payable and others	3,142	2,850
Provision for settlement (Note 14c)	5,500	-
Deferred revenues	2,267	52
Other	76	712
	$18,526	$11,872

NovoCure Limited and subsidiaries

Notes to consolidated financial statements

U.S. dollars in thousands (except share and per share data)

Note 9: Employee benefit obligations

The Company sponsors a defined benefit plan (the “Swiss Plan”) for all its employees in Switzerland for retirement benefits, as well as benefits on death or long-term disability. The liability in respect of the Swiss Plan is the projected benefit obligation calculated using the projected unit credit method. The projected benefit obligation as of December 31, 2016 represents the actuarial present value of the estimated future payments required to settle the obligation that is attributable to employee service rendered before that date. Swiss Plan assets are recorded at fair value.  Pension expense is presented in the payroll expenses in the various functions in which the employees are engaged. Actuarial gains and losses arising from differences between the actual and the expected return on the Swiss Plan assets are recognized in accumulated other comprehensive income (loss) and amortized over the requisite service period. The plan is part of a collective pension foundation run by an insurance company. The Company and the employees pay retirement contributions, which are defined as a percentage of the employees’ covered salaries. The foundation, in turn, has all its risks (disability, death, longevity) and future benefits managed and guaranteed by the insurance company. Interest is credited to the employees’ account at the minimum rate provided in the Swiss Plan, payment which is guaranteed by the insurance contract, which represents the Swiss Plan’s primary asset. The targeted allocation for these funds is as follows:

Asset Allocation by Category as of December 31, 2016:
Asset Category:	Asset allocation (%)
Debt Securities	28
Real Estate	22
Equity Securities	27
Others	23
Total	100

NovoCure Limited and subsidiaries

Notes to consolidated financial statements

U.S. dollars in thousands (except share and per share data)

The following table sets forth the Swiss Plan’s funded status and amounts recognized in the consolidated financial statements for the year ended December 31, 2016 and 2015:

	December 31,
	2016	2015
Change in Benefit Obligation
Projected benefit obligation at beginning of year	$6,223	$-
Interest cost	64	47
Company service cost	498	312
Employee contributions	321	189
Prior service cost	-	158
Benefits paid	422	4,023
Actuarial loss	713	1,494
Projected benefit obligation at end of year	$8,241	$6,223
Change in Plan Assets
Fair value of plan assets at beginning of year	$4,433	$-
Actual return on plan assets	320	(63)
Employer contributions	482	284
Employee contributions	321	189
Benefits paid	422	4,023
Fair value of plan assets at end of year	$5,978	$4,433

Funded Status at End of year
Excess of obligation over assets	$(2,263)	$(1,790)

Change in Accrued Benefit Liability
Accrued benefit asset/(liability) at beginning of year	$(1,790)	$-
Company contributions made during year	482	284
Net periodic benefit cost for year	(529)	(404)
Net decrease in accumulated other comprehensive loss	(426)	(1,670)
Accrued benefit liability at end of year	$(2,263)	$(1,790)

	December 31,
	2016	2015
Non - current plan assets	$5,979	$4,433
Non - current liability	8,242	6,223
Accrued benefit liability at end of year	$(2,263)	$(1,790)
Projected Benefit Payments
Projected year 1	$148	$8
Projected year 2	150	13
Projected year 3	152	19
Projected year 4	155	25
Projected year 5	1,069	32
Projected year 6-10	$928	$264

NovoCure Limited and subsidiaries

Notes to consolidated financial statements

U.S. dollars in thousands (except share and per share data)

The fair value of the plan assets is the estimated cash surrender value of the insurance contract at December 31, 2016. The level of inputs used to measure fair value was Level 2.

	Year ended December 31,
	2016	2015
Net Periodic Benefit Cost
Service cost	$498	$312
Interest cost (income)	(21)	47
Expected return on plan assets	(49)	(38)
Amortization of prior service costs	87	14
Amortization of transition obligation	14	69
Total net periodic benefit cost	$529	$404

Weighted average assumptions:
Discount rate as of December 31	0.60%	1.00%
Expected long-term rate of return on assets	0.60%	1.00%
Rate of compensation increase	1.00%	1.00%
Mortality and disability assumptions (*)	BVG 2015 GT	BVG 2010 GT

(*)	Mortality data used for actuarial calculation.

Note 10: Long-term loan, net of discount and issuance costs

In January 2015, the Company entered into a five-year term loan agreement (the “Term Loan Credit Facility”) with a lender to draw up to $100,000. In January 2015, the Company drew $25,000 from the lender. The Company had the option to draw the remaining $75,000 at any time through June 30, 2016. On June 30, 2016, the Company provided to the lender a drawdown notice for the remaining $75,000, and it received the funds in July 2016. As of December 31, 2016, there was $100,000 principal outstanding under the Term Loan Credit Facility.

Interest on the outstanding loan is 10% annually, payable quarterly in arrears. In addition, there is a 1.5% funding fee payable on the amount drawn on the funding date, a 0.75% pay-down fee on all principal amount repayments to be paid on the date such payments of principal are made and a pre-payment fee of 3.0%, 2.0% or 1.0% if the Company prepays outstanding loan amounts prior to the first, second or third year anniversaries, respectively, from the initial funding date. The entire outstanding principal loan is due in January 2020. The loan is secured by a first priority security interest in substantially all assets of the Company. The Term Loan Credit Facility sets forth certain affirmative and negative covenants with which the Company must comply on a quarterly basis commencing March 31, 2015 through the term of loan. As of December 31, 2016, the Company was in compliance with such covenants.

As of December 31, 2016 and 2015, the total discount of $1,699 and $491, respectively, and additional issuance costs of $2,070 and $1,739, respectively, are presented net of the loan and are amortized to interest expense over the five year term of the loan using the effective interest method.

Note 11: Other long-term liabilities

	December 31,
	2016	2015
Deferred rent liability	$906	$785
Leasehold improvements financing and other (see a and b below)	193	254
Unrecognized tax benefits (Note 13e)	2,400	1,565
Other	534	131
	$4,033	$2,735

NovoCure Limited and subsidiaries

Notes to consolidated financial statements

U.S. dollars in thousands (except share and per share data)

a. In July 2013, the Company entered into a loan agreement with the landlord of its facility in Switzerland whereby the landlord will offer a loan of up to CHF 400 for the purpose of financing leasehold improvements in the facility. As of December 31, 2016 and 2015, the Company received CHF 220 ($232) of this financing. The principal and interest is due in monthly payments from January 1, 2014 through December 31, 2018 and bears an annual interest of 5%.

b. In May 2013, the Company entered into an agreement with the landlord of one of its facilities in the United States and in January 2014, the Company entered into an agreement with a leasing company for an aggregate of $226 for the purpose of financing leasehold improvements in the facility and a lease of machinery, respectively. The loan and interest is due in monthly payments from June 1, 2013 through May 1, 2023 and bears an annual interest of 7%.

The above principal leasehold improvement financing repayments as of December 31, 2016 are as follows:

2017	$70
2018	77
2019	27
2020	24
2021	26
Thereafter	39
263
Less: current portion of long-term loans	(70)
Long-term loans, net of current portion	$193

Note 12: Commitments and contingent liabilities

The facilities of the Company are leased under various operating lease agreements for periods ending no later than 2024. The Company also leases motor vehicles under various operating leases, which expire on various dates, the latest of which is in 2019.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2016, are as follows:

2017	$3,276
2018	2,404
2019	2,186
2020	2,019
2021	1,594
Thereafter	2,714
$14,193

Lease and rental expense for the years ended December 31, 2016, 2015 and 2014 was $2,748, $2,194, and $1,794, respectively.

As of December 31, 2016 and 2015 the Company pledged bank deposits of $807 and $133, respectively, to cover bank guarantees in respect of its leases of operating facilities and obtained guarantees by the bank for the fulfillment of the Company’s lease commitments of $955 and $283, respectively.

In January 2017, two putative class action lawsuits were filed against the Company, its directors and certain of its officers, as well as the underwriters in the Company’s October 2015 initial public offering.  The complaints, which purport to be brought on behalf of a class of persons and/or entities who purchased or otherwise acquired ordinary shares of the Company pursuant and/or traceable to the registration statement and prospectus issued in connection with the Company’s initial public offering, allege material misstatements and/or omissions in the Company’s initial public offering materials in alleged violation of the federal securities laws and seek compensatory damages, among other remedies.  The Company believes that the complaints are without merit and plans to defend the lawsuits vigorously.  The Company has not accrued any amounts in respect of these lawsuits, as the amount of any liability is not probable or the amount cannot be reasonably estimated.

NovoCure Limited and subsidiaries

Notes to consolidated financial statements

U.S. dollars in thousands (except share and per share data)

Note 13: Income taxes

a. The provision for income taxes from continuing operations is comprised of:

Loss before income taxes:

	Year ended December 31,
	2016	2015	2014
United States (U.S.)	$(80,972)	$(55,087)	$(22,015)
Non-U.S.	(40,492)	(52,060)	(58,285)
	$(121,464)	$(107,147)	$(80,300)

Income taxes expense:

	Year ended December 31,
	2016	2015	2014
Current:
U.S.	$6,501	$891	$65
Non-U.S.	3,863	3,678	324
Total current	10,364	4,569	389
Deferred:
U.S.	$1	$-	$-
Non-U.S.	16	(135)	(7)
Total deferred	17	(135)	(7)
Total income taxes provision	$10,381	$4,434	$382

b. For purposes of comparability, the Company uses the notional U.S. federal income tax rate of 35% when presenting the Company's reconciliation of the income tax provision.    The Company is a resident taxpayer in Jersey and as such is not generally subject to Jersey tax on remitted foreign earnings.  A reconciliation of the provision for income taxes compared with the amounts at the notional federal statutory rate was:

	Year ended December 31,
	2016	2015	2014
U.S Statutory Income Taxes Rate	35.0%	35.0%	35.0%
Non-deductible expenses	(2.5)	(2.4)	(1.5)
Foreign taxes rate differential	(14.2)	(19.2)	(26.5)
Change in valuation allowance	(30.0)	(18.2)	(9.0)
State income taxes	2.3	1.8	1.2
Change in excess taxes benefit	1.2	-	-
Unrecognized taxes expense (benefit)	(0.7)	(1.2)	0.3
Other	0.4	0.1	-
Effective taxes rate	(8.5)%	(4.1)%	(0.5)%

The Company's tax rate is affected by the tax rates in the jurisdictions outside the U.S. in which the Company operates. The jurisdictional location of earnings is a significant component of our effective tax rate as the tax rates outside of the U.S. are generally lower than the U.S. tax rate of 35% and the relative amount of losses or income for which no tax benefit or expense was recognized due to a valuation allowance.

NovoCure Limited and subsidiaries

Notes to consolidated financial statements

U.S. dollars in thousands (except share and per share data)

c. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2016	2015
Deferred tax assets:
Allowance for doubtful accounts	$18,770	$11,504
Revenue recognition (timing differences)	46,953	21,972
Net operating loss carryforwards	577	347
Excess Tax Benefit	3,510	-
Deferred Revenue	879	-
Other temporary differences	1,481	952
Total gross deferred taxes assets	$72,170	$34,775
Less: valuation allowance	(70,061)	(33,476)
Total deferred taxes assets	$2,109	$1,299
Deferred tax liabilities:
Fixed assets	1,789	1,008
Total gross deferred taxes liabilities	$1,789	$1,008

Net deferred taxes assets	$320	$291

d. Carryforward loss:

As of December 31, 2016, the Company's Luxembourg subsidiary has $1.9 million of net operating loss carry forwards (NOLs) available for utilization in future years.

e. A reconciliation of the beginning and ending balances of uncertain tax benefits is as follows:

	December 31,
	2016	2015	2014
Balance at beginning of the year	$1,565	$308	$549
Additions for taxes positions related current year	1,088	848	79
Additions for taxes positions related to prior years	58	409	-
Reduction related to lapse of applicable statute of limitations	(311)	-	(320)
Balance at the end of the year	$2,400	$1,565	$308

The Company recognizes interest and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2016, 2015 and 2014, the Company accrued $31, $26 and $2, respectively, for interest and penalties expenses related to uncertain tax positions.

The Company's Israeli subsidiary is currently under an income tax audit for the tax year 2013.  There are no other ongoing income tax audits.

Note 14: Share capital

Share capital is composed as follows:

	Issued and outstanding
	Number of shares
	December 31,
	2016	2015
Ordinary shares no par value	87,066,446	83,778,581

NovoCure Limited and subsidiaries

Notes to consolidated financial statements

U.S. dollars in thousands (except share and per share data)

a. Investment rounds:

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

b. Rights, preferences and restrictions:

On October 7, 2015, the Company completed the IPO of its ordinary shares by issuing 7,876,195 ordinary shares (including exercise of overallotments) and raising net proceeds of $157,534, at which time the Series A through J Convertible Preferred shares converted into ordinary shares and ceased to exist.  Each holder of ordinary shares is entitled to one vote per ordinary share.

c. Settlement agreement:

In February 2015, the Company entered into a settlement agreement (the “Settlement Agreement”) with a third party to resolve certain potential disputes regarding intellectual property developed by the Company’s founder and previously assigned to the Company. In exchange for a release of potential disputes from the third party, the Company paid $1,000 on execution of the Settlement Agreement and agreed to pay an additional $1,000 (the “Additional Payment”) at the earliest of (i) 18 months after signing of the Agreement, (ii) an IPO or (iii) the earlier of consummation of a merger/acquisition (“M&A”) or achievement of a Cumulative Net Sales milestone of $250,000 (as defined pursuant to the Agreement). The Company also agreed to pay an additional $5,500 on the earlier of (i) achievement of the Cumulative Net Sales milestone per above or (ii) consummation of a merger or acquisition transaction. In addition, the Company agreed to issue 1,005,210 ordinary shares (the “Settlement Shares”) to the third party and to grant to the third party options to purchase 1,005,210 ordinary shares (the “Settlement Options”) that are fully vested and at no cost. The Settlement Options terminate at the earlier of (i) 12 months subsequent to an IPO or (ii) immediately prior to a merger or acquisition transaction. During 2016, the settlement options were exercised by the third party.

In February 2015, the Company contemporaneously entered into a Letter of Agreement (“Letter of Agreement”) with a Company founder and a related party of the founder (together, the “Founder”) pursuant to which the Founder indemnified the Company for compensation incurred to the third party by providing 2,010,420 ordinary shares which were redeemed and cancelled (the “Redeemed Shares”) in March 2015 to the Company at par value.  The Founder was obligated to pay an additional $2,000 in cash to the Company upon its request out of the net proceeds from the sale of any ordinary shares by the Founder in a private transaction or following the consummation of a qualified initial public offering in an open market transaction if the closing price of the ordinary shares is at least 80% of the price per share for which the ordinary shares were sold in the IPO (after deducting underwriting discounts and commissions and offering expenses). In March 2015, the Company provided the Settlement Shares and Settlement Options to the third party. On October 7, 2015, the Company completed the IPO of its ordinary shares and the Additional Payment was paid in October 2015.

Accordingly, for the year ended December 31, 2014, in accordance with ASC 450, the Company recorded a provision for a net settlement expense of $1,867 in general and administrative expense, reflecting the present value of the cash obligation of $2,000 which was paid in 2015 and the fair value of the Settlement Shares issued and Settlement Options granted to the third party, net of the fair value of the Redeemed Shares provided by the Founder as consideration, which amounted to nil as presented in the statement of shareholder’s equity, in connection with the indemnification provided and the Letter of Agreement.  For the year ended December 31, 2016, the Company recorded a provision for a milestone payment of $5,500 in general and administrative expense as it is probable that the Company will meet the Cumulative Net Sales milestone, partially offset by a cash payment of $1,945 that the Founder elected to make in 2016, to partially fulfill his indemnification obligation described above.

d. Warrants:

As part of the Series D and E Convertible Preferred share investment agreements, the investors received warrants to purchase ordinary shares. The Company accounted for these warrants as equity instruments based on the guidance of ASC 815, “Derivatives and Hedging”, ASC 480-10, “Distinguishing Liabilities from Equity”, its related FASB staff positions, ASC 815-40 “Contracts in Entity’s Own Stock” and the AICPA Technical Practice Aid for accounting for preferred shares and warrants, including the roadmap for accounting for freestanding financial instruments indexed to, and potentially settled in, a company’s own stock.

NovoCure Limited and subsidiaries

Notes to consolidated financial statements

U.S. dollars in thousands (except share and per share data)

Significant terms of the warrants to purchase ordinary shares that were issued to purchasers of the Series D and E Convertible Preferred shares are as follows as of December 31, 2016 and 2015:

	Warrants for ordinary shares		Exercise price per share
Expiration date	2016	2015
May 8, 2016 (1)	-	1,108,050	$3.59
July 31, 2017	542,280	556,678	3.59
January 22, 2018	556,678	556,678	3.59
July 21, 2018	834,355	834,355	$3.59
	1,933,313	3,055,761

(1)

In the years ended December 31, 2016 and 2015, warrants to purchase 1,122,448 and 570,344 ordinary shares, respectively, were exercised, resulting in the issuance of 864,341 and 570,344ordinary shares, respectively.

Pursuant to a credit facility that the Company entered into in January 2013 (the “Credit Agreement”) which was fully paid in December 2013, the Company issued to the lenders under the Credit Agreement 975,644 warrants to purchase Series H Convertible Preferred shares at an exercise price of $18.77 per share. The warrants were exercised on a cashless basis in January 2016, resulting in the issuance of 315,155   ordinary shares.

e. Share option and employee share purchase plans:

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

On December 31, 2016, in accordance with the terms of the 2015 Plan, the number of shares available for issuance under the 2015 Plan automatically increased by 4% of the Company’s outstanding ordinary shares as of December 30, 2016.  As a result, the number of shares available for issuance under the 2015 Plan increased from 16,251,143 shares to 19,730,105 shares. As of December 31, 2016, 16,136,439 ordinary shares are available for grant under the 2015 Plan.

In August, 2015, the Company’s board of directors adopted an employee share purchase plan (“ESPP”), which was approved by the Company’s shareholders in September, 2015. The Company adopted the ESPP to encourage and enable eligible employees to acquire ownership of the Company’s ordinary shares purchased through accumulated payroll deductions on an after-tax basis. The ESPP is

NovoCure Limited and subsidiaries

Notes to consolidated financial statements

U.S. dollars in thousands (except share and per share data)

intended to be an “employee stock purchase plan” within the meaning of Section 423 of the Code and the provisions of the ESPP will be construed in a manner consistent with the requirements of such section. The Company began its offerings under the ESPP on August 1, 2016. The Company issued 92,388 ordinary shares for the plan period ended December 31, 2016.

Under the ESPP, initially an aggregate of 830,000 ordinary shares could be purchased by eligible employees who become participants in the ESPP; which amount shall be automatically increased on December 31 of each year during the term of the ESPP to an amount equal to 1% of the total number of ordinary shares outstanding on December 30 of such year unless otherwise determined by the board of directors.  On December 31, 2016, the number of shares available for issuance under the ESPP increased from 1,667,785 shares to 2,537,526 shares. As of December 31, 2016, 2,445,138 ordinary shares are available for offering under the ESPP.

The fair value of share-based awards was estimated using the Black-Scholes option-pricing model for all grants, with the following underlying assumptions:

	Year ended December 31,
	2016	2015	2014
ESOP
Expected term (years)	6.25	6.25	6.25
Expected volatility	58.4%-61.7%	59.0%-65.8%	73.1%-75.3%
Risk-free interest rate	1.23%-1.88%	1.74%-2.05%	1.9%-2.3%
Dividend yield	0.00%	0.00%	0.00%
ESPP
Expected term (years)	0.42	-	-
Expected volatility	70.45%	-	-
Risk-free interest rate	0.40%	-	-
Dividend yield	0.00%	-	-

A summary of the status of the Company’s options to purchase ordinary shares as of December 31, 2016 and changes during the year ended on that date is presented below:

	Year ended December 31, 2016
	Number of options	Weighted average exercise price	Aggregate intrinsic value
Outstanding at beginning of year	10,134,829	$8.20
Granted	2,596,600	$12.97
Exercised	(1,045,187)	$0.51
Forfeited and cancelled	(308,888)	$16.81
Outstanding at end of year	11,377,354	$9.76	$20,302
Exercisable options	5,979,150	$5.78	19,664
Vested and expected to vest	11,163,577	$9.71	$20,256

The total equity-based compensation expense related to all of the Company’s equity-based awards recognized for the years ended December 31, 2016, 2015 and 2014, was comprised as follows:

	Year ended December 31,
	2016	2015	2014
Cost of revenues	$623	$174	$32
Research, development and clinical trials	3,155	2,529	820
Sales and marketing	5,111	2,496	1,104
General and administrative	12,552	6,661	2,668
Total share-based compensation expense	$21,441	$11,860	$4,624

As of December 31, 2016, there were unrecognized compensation costs of $20,030, which are expected to be recognized over a weighted average period of approximately 2.66 years.

NovoCure Limited and subsidiaries

Notes to consolidated financial statements

U.S. dollars in thousands (except share and per share data)

The weighted average grant date fair values of the Company’s options granted during the years ended December 31, 2016, 2015 and 2014 were $7.37, $10.64 and $5.08 per share, respectively. The weighted average grant date fair values of the Company’s unvested options for the years ended December 31, 2016, 2015 and 2014 were $8.30, $8.66 and $4.26 per share, respectively, and the unvested options for the years ended December 31, 2016, 2015 and 2014 were 5,398,204, 4,613,423 and 2,934,974, respectively.

The weighted average grant date fair values of the Company’s vested options during the years ended December 31, 2016, 2015 and 2014 were $7.30, $3.66 and $2.89, respectively, and the vested options for the years ended December 31, 2016,2015 and 2014 were  1,572,238,  1,235,880 and 1,166,974, respectively. The weighted average grant date fair values of the Company’s options forfeited and cancelled during the years ended December 31, 2016, 2015 and 2014 were $ 9.72, $5.73 and $3.59, respectively.

The aggregate intrinsic values for the options exercised during the years ended December 31, 2016, 2015 and 2014 were $7,673, $3,546 and $3,339, respectively. The aggregate intrinsic value is calculated as the difference between the per share exercise price and the deemed fair value of the Company’s ordinary shares for each share subject to an option multiplied by the number of shares subject to options at the date of exercise. The Company deemed the fair value of the Company’s ordinary shares to be $7.85, $22.36 and $7.73 per share as of December 31, 2016, 2015, and 2014, respectively.

The options outstanding as of December 31, 2016 are as follows:

Exercise price	Number of options outstanding as of December 31, 2016	Weighted average remaining contractual term	Number of options exercisable as of December 31, 2016	Weighted average remaining contractual term
$		(years)		(years)
0.17	422,735	0.24	422,735	0.24
0.23	423,019	2.39	423,019	2.39
0.38	488,331	3.78	488,331	3.78
3.44	1,779,072	4.88	1,779,072	4.88
6.39	224,025	9.82	-	-
6.72	838,725	5.67	838,725	5.67
6.83	91,558	5.95	91,558	5.95
7.03	613,174	6.14	460,594	6.14
7.04	135,992	6.46	101,973	6.46
7.28	129,488	6.66	97,098	6.66
7.48	491,949	7.14	250,380	7.13
7.52	108,491	7.24	54,967	7.23
7.58	52,032	7.48	26,012	7.48
7.73	428,096	7.77	215,510	7.77
11.39	395,675	9.35	-	-
11.44	228,050	9.58	-	-
11.46	1,173,675	9.16	-	-
14.37	1,556,881	8.16	398,227	8.15
15.60	141,606	8.31	35,395	8.31
20.20	114,145	8.81	29,513	8.81
21.90	489,800	9.04	-	-
22.00	834,035	8.76	211,841	8.76
27.50	216,800	8.97	54,200	8.97
	11,377,354	6.84	5,979,150	5.23

NovoCure Limited and subsidiaries

Notes to consolidated financial statements

U.S. dollars in thousands (except share and per share data)

Note 15: Financial expenses, net

	Year ended December 31,
	2016	2015	2014
Financial expenses:
Interest expense	$(5,937)	$(2,373)	$(41)
Amortization of credit facility costs	(667)	(329)	-
Foreign currency transaction losses	(396)	(356)	(104)
Others	(318)	(177)	(142)
	$(7,318)	$(3,235)	$(287)
Financial income:
Amortization of treasury bills premium	$512	$-	$-
Interest income	659	84	143
	$1,171	$84	$143
Total financial expenses, net	$(6,147)	$(3,151)	$(144)

Note 16: Basic and diluted net loss per share

The following table sets forth the computation of the Company’s basic and diluted net loss per ordinary share:

	Year ended December 31,
	2016	2015	2014
Net loss attributable to ordinary shares as reported	$(131,845)	$(111,581)	$(80,682)
Shares used in computing net loss per ordinary share, basic and diluted	85,558,448	30,401,603	12,490,017
Net loss per ordinary share, basic and diluted	$(1.54)	$(3.67)	$(6.46)

For the years ended December 31, 2016, 2015 and 2014, all outstanding preferred shares, options and warrants have been excluded from the calculation of the diluted net loss per share since their effect was anti-dilutive.

Note 17: Subcontractor

The Company is currently dependent upon sole source suppliers for certain key components used in its delivery systems. The Company’s management believes that in most cases other suppliers could provide similar components at comparable terms. A change of suppliers which requires FDA or other regulatory approval, however, could cause a material delay in manufacturing and a possible loss of sales, which could adversely affect the Company’s operating results and financial position.

Note 18: Supplemental information

The following table presents long-lived assets by location:

	December 31,
	2016	2015
United States	$11,981	$6,600
Switzerland	4,346	4,204
Israel	1,915	1,376
Others	378	401
	$18,620	$12,581

NovoCure Limited and subsidiaries

Notes to consolidated financial statements

U.S. dollars in thousands (except share and per share data)

The Company’s net revenues by geographic region, based on the patient’s location are summarized as follows:

	Year ended December 31,
	2016	2015	2014
United States	$72,771	$30,961	$14,951
EMEA (*)	10,028	2,070	539
Japan	89	56	-
	$82,888	$33,087	$15,490

(*) including Germany	$9,799	$1,803	$408

Note 19: Selected quarterly financial information (Unaudited)

	2016
	Three months ended
	December 31	September 30	June 30	March 31
Net revenues	$30,242	$21,674	$17,919	$13,053
Gross profit	$19,268	$10,556	$1,710	$5,071
Operating loss	$(17,877)	$(28,265)	$(37,237)	$(31,938)
Net loss	$(22,168)	$(33,628)	$(40,612)	$(35,437)
Basic and diluted net loss per ordinary share	$(0.26)	$(0.39)	$(0.48)	$(0.42)
Weighted average number of ordinary shares used in computing basic and diluted net loss per share	86,760,316	85,774,874	85,274,683	84,397,164

	2015
	Three months ended
	December 31	September 30	June 30	March 31
Net revenues	$12,383	$8,953	$6,543	$5,208
Gross profit	$6,079	$3,294	$1,793	$1,311
Operating loss	$(30,606)	$(24,238)	$(27,206)	$(21,946)
Net loss	$(32,928)	$(26,023)	$(29,357)	$(23,273)
Basic and diluted net loss per ordinary share	$(0.39)	$(2.09)	$(2.36)	$(1.77)
Weighted average number of ordinary shares used in computing basic and diluted net loss per share	83,607,037	12,431,586	12,427,442	13,140,321

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

(b) Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d- 15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with general accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, it used the criteria established in Internal Control- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such assessment, management has concluded that, as of December 31, 2016, our internal control over financial reporting is effective based on those criteria.

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

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The information required by Item 10 is incorporated herein by reference to the information contained under the caption “Proposal 1—Election of Directors” in our definitive proxy statement related to the 2017 annual meeting of shareholders.

Executive Officers

The information concerning our executive officers required by this Item 10 is provided under the caption “Executive Officers of the Registrant” in Part I hereof.

Section 16(a) Beneficial Ownership Reporting Compliance

The information concerning Section 16(a) Beneficial Ownership Reporting Compliance by our directors and executive officers is incorporated by reference to the information contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement related to the 2017 annual meeting of shareholders.

Audit Committee

The information required by this Item 10 is incorporated by reference to the information contained under the caption “Corporate Governance” in our definitive proxy statement related to the 2017 annual meeting of shareholders.

Code of Ethics

The information concerning our Code of Ethics is incorporated by reference to the information contained under the caption “Corporate Governance” in our definitive proxy statement related to the 2017 annual meeting of shareholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference to the information contained under the caption “Director Compensation” and “Executive Compensation” in our definitive proxy statement related to the 2017 annual meeting of shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 regarding the ownership of our ordinary shares is incorporated by reference to the information contained under the caption “Information About Stock Ownership” in our definitive proxy statement related to the 2017 annual meeting of shareholders.

The information required by Item 12 with respect to securities authorized for issuance under our equity compensation plans is provided under the caption “Equity Compensation Plan Information” in Part II, Item 5 hereof.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to the information contained under the captions “Proposal 1 – Election of Directors,” “Corporate Governance,” and “Certain Relationships and Related Party Transactions” in our definitive proxy statement related to the 2017 annual meeting of shareholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated by reference to the information contained under the caption “Proposal 2 – Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive proxy statement related to the 2017 annual meeting of shareholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) DOCUMENTS FILED AS PART OF THIS REPORT

The following is a list of our consolidated financial statements and our subsidiaries and supplementary data included in this Annual Report on Form 10-K under Item 8 of Part II hereof:

1. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2016 and 2015.

Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014.

Consolidated Statement of Comprehensive Loss for the years ended December 31, 2016, 2015 and 2014.

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2016, 2015 and 2014.

Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014.

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

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Date	Number

3.1	Memorandum and Articles of Association	S-1/A	9/21/15	3.5

4.1	Form of Ordinary Shares Certificate	S-1/A	9/21/15	4.1

4.2	Eleventh Amended and Restated Investors Rights Agreement, dated June 1, 2015	DRS	6/24/15	4.2

4.3	Tenth Amended and Restated Registration Rights Agreement, dated June 1, 2015	DRS	6/24/15	4.3

10.1	Loan and Security Agreement between the Company and Biopharma Secured Investments III Holdings Cayman LP, dated January 7, 2015	DRS	6/24/15	10.1

10.2	Strategic Supplier Agreement between the Company and ITT Corporation (assigned to Exelis Inc.), dated July 21, 2011, as amended on April 29, 2014†	DRS	6/24/15	10.2

10.3	2003 Share Option Plan#	DRS	6/24/15	10.3

10.4	2013 Share Option Plan#	DRS	6/24/15	10.4

10.5	2015 Omnibus Incentive Plan#	S-1/A	9/21/15	10.5

10.6	Employment Agreement with Kinyip Gabriel Leung and the Company, dated August 24, 2011†#	DRS	6/24/15	10.8

10.7	Consulting Agreement with Palti Consultants Ltd. and the Company, dated May 1, 2002†#	DRS	6/24/15	10.10

10.8	Settlement Agreement with the Technion, dated February 10, 2015	DRS/A	8/11/2015	10.13

10.9	Director Compensation Plan#	S-1/A	9/21/15	10.14

10.10	Employee Share Purchase Plan#	S-1/A	9/21/15	10.15

10.11	Form of Non-Qualified Stock Option Agreement pursuant to the 2015 Omnibus Incentive Plan (U.S. individuals)#	S-1/A	9/21/15	10.17

10.12	Form of Incentive Stock Option Agreement pursuant to the 2015 Omnibus Incentive Plan (U.S. individuals)#	S-1/A	9/21/15	10.18

10.13	2015 Omnibus Incentive Plan, including 2015 Omnibus Incentive Plan Sub-Plan for Grantees Subject to Israeli Taxation and 2015 Omnibus Incentive Plan Sub-Plan for Switzerland#	8-K	12/22/15	10.1

10.14	Form of Incentive Stock Option Agreement pursuant to the 2015 Omnibus Incentive Plan for use in connection with the 2015 Omnibus Incentive Plan Sub-Plan for Grantees Subject to Israeli Taxation (non-102(b) grants)#	8-K	12/22/15	10.2

10.15	Form of Incentive Stock Option Agreement pursuant to the 2015 Omnibus Incentive Plan for use in connection with the 2015 Omnibus Incentive Plan Sub-Plan for Grantees Subject to Israeli Taxation (102(b) grants)#	8-K	12/22/15	10.3

10.16	Form of Stock Option Award Agreement based on the 2015 Omnibus Incentive Plan for use in connection with the 2015 Omnibus Incentive Plan Sub-Plan for Switzerland#	8-K	12/22/15	10.4

10.17	Form of Incentive Stock Option Agreement pursuant to the 2015 Omnibus Incentive Plan for use in Japan#	8-K	12/22/15	10.5

10.18	Form of Stock Option Award Agreement based on the 2015 Omnibus Incentive Plan for use in Germany#	10-K	03/01/16	10.25

Exhibit Number		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Date	Number

10.19	Form of Indemnification Agreement	8-K	3/22/16	10.1

10.20	Employment Agreement, dated as of May 11, 2016, by and between Novocure USA LLC and William F. Doyle	8-K	5/13/16	10.1

10.21	Israeli SubPlan to the NovoCure Limited Employee Share Purchase Plan	8-K	6/30/16	10.1

10.22	Non-Employee Director Compensation Program	10-Q	7/28/16	10.1

10.23	Employment Agreement, dated as of October 10, 2016, by and between NovoCure (Israel) Ltd. and Asaf Danziger	8-K	10/14/16	10.1

10.24	Employment Agreement, dated as of October 10, 2016, by and between Novocure USA LLC and Wilhelmus Groenhuysen	8-K	10/14/16	10.2

10.25	Amendment to Employment Agreement, dated as of December 23, 2016, by and between NovoCure USA LLC and Gabriel Leung	8-K	12/30/16	10.1

10.26	First Amendment to Loan and Security Agreement, dated as of December 23, 2016, by and between the Company and BioPharma Secured Investments III Holdings Cayman LP	8-K	12/30/16	10.2

10.27	Employment Agreement, dated as of October 10, 2016, by and between NovoCure (Israel) Ltd. and Eilon Kirson				X

10.28	Form of Restricted Share Unit Award Notice pursuant to the 2015 Omnibus Incentive Plan – Form of Agreement for USA				X

10.29	Form of Restricted Share Unit Award Notice pursuant to the 2015 Omnibus Incentive Plan – Form of Agreement for Israel				X

10.30	Form of Restricted Share Unit Award Notice pursuant to the 2015 Omnibus Incentive Plan – Form of Agreement for Switzerland				X

10.31	Form of Restricted Share Unit Award Notice pursuant to the 2015 Omnibus Incentive Plan – Form of Agreement for Japan				X

21	Subsidiaries				X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X

32.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X

32.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	XBRL Extension Presentation Linkbase Document				X

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

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 23, 2017

Novocure limited

By:	/s/ Asaf Danziger
Asaf Danziger
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	Signature	Title

February 23, 2017	/s/ Asaf Danziger	Chief Executive Officer and Director (Principal Executive Officer)
Asaf Danziger

February 23, 2017	/s/ Wilhelmus Groenhuysen	Chief Financial Officer (Principal Financial and Accounting Officer)
Wilhelmus Groenhuysen

February 23, 2017	/s/ William F. Doyle	Executive Chairman and Director
William F. Doyle

February 23, 2017	/s/ Kinyip Gabriel Leung	Vice Chairman and Director
Kinyip Gabriel Leung

February 23, 2017	/s/ Yoram Palti, M.D., Ph.D.	Director
Yoram Palti, M.D., Ph.D.

February 23, 2017	/s/ William Burkoth	Director
William Burkoth

February 23, 2017	/s/ Louis J. Lavigne, Jr.	Director
Louis J. Lavigne, Jr.

February 23, 2017	/s/ Robert J. Mylod, Jr.	Director
Robert J. Mylod, Jr.

February 23, 2017	/s/ Gert Lennart Perlhagen	Director
Gert Lennart Perlhagen

February 23, 2017	/s/ Charles G. Phillips III	Director
Charles G. Phillips III

February 23, 2017	/s/ William A. Vernon	Director
William A. Vernon

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Date	Number

3.1	Memorandum and Articles of Association	S-1/A	9/21/15	3.5

4.1	Form of Ordinary Shares Certificate	S-1/A	9/21/15	4.1

4.2	Eleventh Amended and Restated Investors Rights Agreement, dated June 1, 2015	DRS	6/24/15	4.2

4.3	Tenth Amended and Restated Registration Rights Agreement, dated June 1, 2015	DRS	6/24/15	4.3

10.1	Loan and Security Agreement between the Company and Biopharma Secured Investments III Holdings Cayman LP, dated January 7, 2015	DRS	6/24/15	10.1

10.2	Strategic Supplier Agreement between the Company and ITT Corporation (assigned to Exelis Inc.), dated July 21, 2011, as amended on April 29, 2014†	DRS	6/24/15	10.2

10.3	2003 Share Option Plan#	DRS	6/24/15	10.3

10.4	2013 Share Option Plan#	DRS	6/24/15	10.4

10.5	2015 Omnibus Incentive Plan#	S-1/A	9/21/15	10.5

10.6	Employment Agreement with Kinyip Gabriel Leung and the Company, dated August 24, 2011†#	DRS	6/24/15	10.8

10.7	Consulting Agreement with Palti Consultants Ltd. and the Company, dated May 1, 2002†#	DRS	6/24/15	10.10

10.8	Settlement Agreement with the Technion, dated February 10, 2015	DRS/A	8/11/2015	10.13

10.9	Director Compensation Plan#	S-1/A	9/21/15	10.14

10.10	Employee Share Purchase Plan#	S-1/A	9/21/15	10.15

10.11	Form of Non-Qualified Stock Option Agreement pursuant to the 2015 Omnibus Incentive Plan (U.S. individuals)#	S-1/A	9/21/15	10.17

10.12	Form of Incentive Stock Option Agreement pursuant to the 2015 Omnibus Incentive Plan (U.S. individuals)#	S-1/A	9/21/15	10.18

10.13	2015 Omnibus Incentive Plan, including 2015 Omnibus Incentive Plan Sub-Plan for Grantees Subject to Israeli Taxation and 2015 Omnibus Incentive Plan Sub-Plan for Switzerland#	8-K	12/22/15	10.1

10.14	Form of Incentive Stock Option Agreement pursuant to the 2015 Omnibus Incentive Plan for use in connection with the 2015 Omnibus Incentive Plan Sub-Plan for Grantees Subject to Israeli Taxation (non-102(b) grants)#	8-K	12/22/15	10.2

10.15	Form of Incentive Stock Option Agreement pursuant to the 2015 Omnibus Incentive Plan for use in connection with the 2015 Omnibus Incentive Plan Sub-Plan for Grantees Subject to Israeli Taxation (102(b) grants)#	8-K	12/22/15	10.3

10.16	Form of Stock Option Award Agreement based on the 2015 Omnibus Incentive Plan for use in connection with the 2015 Omnibus Incentive Plan Sub-Plan for Switzerland#	8-K	12/22/15	10.4

10.17	Form of Incentive Stock Option Agreement pursuant to the 2015 Omnibus Incentive Plan for use in Japan#	8-K	12/22/15	10.5

10.18	Form of Stock Option Award Agreement based on the 2015 Omnibus Incentive Plan for use in Germany#	10-K	03/01/16	10.25

10.19	Form of Indemnification Agreement	8-K	3/22/16	10.1

10.20	Employment Agreement, dated as of May 11, 2016, by and between Novocure USA LLC and William F. Doyle	8-K	5/13/16	10.1

10.21	Israeli SubPlan to the NovoCure Limited Employee Share Purchase Plan	8-K	6/30/16	10.1

10.22	Non-Employee Director Compensation Program	10-Q	7/28/16	10.1

Exhibit Number		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Date	Number

10.23	Employment Agreement, dated as of October 10, 2016, by and between NovoCure (Israel) Ltd. and Asaf Danziger	8-K	10/14/16	10.1

10.24	Employment Agreement, dated as of October 10, 2016, by and between Novocure USA LLC and Wilhelmus Groenhuysen	8-K	10/14/16	10.2

10.25	Amendment to Employment Agreement, dated as of December 23, 2016, by and between NovoCure USA LLC and Gabriel Leung	8-K	12/30/16	10.1

10.26	First Amendment to Loan and Security Agreement, dated as of December 23, 2016, by and between the Company and BioPharma Secured Investments III Holdings Cayman LP	8-K	12/30/16	10.2

10.27	Employment Agreement, dated as of October 10, 2016, by and between NovoCure (Israel) Ltd. and Eilon Kirson				X

10.28	Form of Restricted Share Unit Award Notice pursuant to the 2015 Omnibus Incentive Plan – Form of Agreement for USA				X

10.29	Form of Restricted Share Unit Award Notice pursuant to the 2015 Omnibus Incentive Plan – Form of Agreement for Israel				X

10.30	Form of Restricted Share Unit Award Notice pursuant to the 2015 Omnibus Incentive Plan – Form of Agreement for Switzerland				X

10.31	Form of Restricted Share Unit Award Notice pursuant to the 2015 Omnibus Incentive Plan – Form of Agreement for Japan				X

21	Subsidiaries				X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X

32.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X

32.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	XBRL Extension Presentation Linkbase Document				X

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