Form 10-K/A
period 2016-12-31
Novocure Ltd
filed 2017-03-01
CIK 1645113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 001-37565

NovoCure Limited

(Exact Name of Registrant as Specified in Its Charter)

Jersey	98-1057807
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 on Form 10-K/A (the “Amendment”) to NovoCure Limited’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which was originally filed with the U.S. Securities and Exchange Commission on February 23, 2017 (the “Original Filing”), is to include the following exhibit, which was inadvertently omitted from the Original Filing:

Exhibit Number	Description

23.1	Consent of Kost Forer Gabbay & Kasierer

Except as described above, no other amendments have been made to the Original Filing. This Amendment does not contain updated disclosures to reflect events that have occurred since the date of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and NovoCure Limited’s other filings with the Securities and Exchange Commission.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) DOCUMENTS FILED AS PART OF THIS REPORT

The following is a list of our consolidated financial statements and our subsidiaries and supplementary data filed as part of the Original Filing:

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

(b) EXHIBITS

The following is a list of exhibits. Where so indicated by footnote, exhibits that were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated.

Exhibit Number		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Date	Number

3.1	Memorandum and Articles of Association	S-1/A	9/21/15	3.5

4.1	Form of Ordinary Shares Certificate	S-1/A	9/21/15	4.1

4.2	Eleventh Amended and Restated Investors Rights Agreement, dated June 1, 2015	DRS	6/24/15	4.2

4.3	Tenth Amended and Restated Registration Rights Agreement, dated June 1, 2015	DRS	6/24/15	4.3

10.1	Loan and Security Agreement between the Company and Biopharma Secured Investments III Holdings Cayman LP, dated January 7, 2015	DRS	6/24/15	10.1

10.2	Strategic Supplier Agreement between the Company and ITT Corporation (assigned to Exelis Inc.), dated July 21, 2011, as amended on April 29, 2014†	DRS	6/24/15	10.2

10.3	2003 Share Option Plan#	DRS	6/24/15	10.3

10.4	2013 Share Option Plan#	DRS	6/24/15	10.4

10.5	2015 Omnibus Incentive Plan#	S-1/A	9/21/15	10.5

10.6	Employment Agreement with Kinyip Gabriel Leung and the Company, dated August 24, 2011†#	DRS	6/24/15	10.8

10.7	Consulting Agreement with Palti Consultants Ltd. and the Company, dated May 1, 2002†#	DRS	6/24/15	10.10

10.8	Settlement Agreement with the Technion, dated February 10, 2015	DRS/A	8/11/2015	10.13

10.9	Director Compensation Plan#	S-1/A	9/21/15	10.14

10.10	Employee Share Purchase Plan#	S-1/A	9/21/15	10.15

10.11	Form of Non-Qualified Stock Option Agreement pursuant to the 2015 Omnibus Incentive Plan (U.S. individuals)#	S-1/A	9/21/15	10.17

10.12	Form of Incentive Stock Option Agreement pursuant to the 2015 Omnibus Incentive Plan (U.S. individuals)#	S-1/A	9/21/15	10.18

10.13	2015 Omnibus Incentive Plan, including 2015 Omnibus Incentive Plan Sub-Plan for Grantees Subject to Israeli Taxation and 2015 Omnibus Incentive Plan Sub-Plan for Switzerland#	8-K	12/22/15	10.1

10.14	Form of Incentive Stock Option Agreement pursuant to the 2015 Omnibus Incentive Plan for use in connection with the 2015 Omnibus Incentive Plan Sub-Plan for Grantees Subject to Israeli Taxation (non-102(b) grants)#	8-K	12/22/15	10.2

10.15	Form of Incentive Stock Option Agreement pursuant to the 2015 Omnibus Incentive Plan for use in connection with the 2015 Omnibus Incentive Plan Sub-Plan for Grantees Subject to Israeli Taxation (102(b) grants)#	8-K	12/22/15	10.3

10.16	Form of Stock Option Award Agreement based on the 2015 Omnibus Incentive Plan for use in connection with the 2015 Omnibus Incentive Plan Sub-Plan for Switzerland#	8-K	12/22/15	10.4

10.17	Form of Incentive Stock Option Agreement pursuant to the 2015 Omnibus Incentive Plan for use in Japan#	8-K	12/22/15	10.5

10.18	Form of Stock Option Award Agreement based on the 2015 Omnibus Incentive Plan for use in Germany#	10-K	03/01/16	10.25

10.19	Form of Indemnification Agreement	8-K	3/22/16	10.1

10.20	Employment Agreement, dated as of May 11, 2016, by and between Novocure USA LLC and William F. Doyle#	8-K	5/13/16	10.1

10.21	Israeli SubPlan to the NovoCure Limited Employee Share Purchase Plan#	8-K	6/30/16	10.1

10.22	Non-Employee Director Compensation Program#	10-Q	7/28/16	10.1

Exhibit Number		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Date	Number

10.23	Employment Agreement, dated as of October 10, 2016, by and between NovoCure (Israel) Ltd. and Asaf Danziger#	8-K	10/14/16	10.1

10.24	Employment Agreement, dated as of October 10, 2016, by and between Novocure USA LLC and Wilhelmus Groenhuysen#	8-K	10/14/16	10.2

10.25	Amendment to Employment Agreement, dated as of December 23, 2016, by and between NovoCure USA LLC and Gabriel Leung#	8-K	12/30/16	10.1

10.26	First Amendment to Loan and Security Agreement, dated as of December 23, 2016, by and between the Company and BioPharma Secured Investments III Holdings Cayman LP	8-K	12/30/16	10.2

10.27	Employment Agreement, dated as of October 10, 2016, by and between NovoCure (Israel) Ltd. and Eilon Kirson#	10-K	2/23/17	10.27

10.28	Form of Restricted Share Unit Award Notice pursuant to the 2015 Omnibus Incentive Plan – Form of Agreement for USA#	10-K	2/23/17	10.28

10.29	Form of Restricted Share Unit Award Notice pursuant to the 2015 Omnibus Incentive Plan – Form of Agreement for Israel#	10-K	2/23/17	10.29

10.30	Form of Restricted Share Unit Award Notice pursuant to the 2015 Omnibus Incentive Plan – Form of Agreement for Switzerland#	10-K	2/23/17	10.30

10.31	Form of Restricted Share Unit Award Notice pursuant to the 2015 Omnibus Incentive Plan – Form of Agreement for Japan#	10-K	2/23/17	10.31

21	Subsidiaries	10-K	2/23/17	21

23.1	Consent of Kost Forer Gabbay & Kasierer				X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	10-K	2/23/17	31.1

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	10-K	2/23/17	31.2

32.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350	10-K	2/23/17	32.1

32.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350	10-K	2/23/17	32.2

32.3*	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X

32.4*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X

101.INS	XBRL Instance Document	10-K	2/23/17	101.INS

101.SCH	XBRL Taxonomy Extension Schema Document	10-K	2/23/17	101.SCH

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	10-K	2/23/17	101.CAL

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	10-K	2/23/17	101.DEF

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	10-K	2/23/17	101.LAB

101.PRE	XBRL Extension Presentation Linkbase Document	10-K	2/23/17	101.PRE

*	The certifications attached as Exhibits 32.1 through 32.4 that accompany the Original Filing and this Amendment, as applicable, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of NovoCure Limited under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Amendment, irrespective of any general incorporation language contained in such filing.
†	Confidential treatment has been granted for certain information set forth in this exhibit. Such information has been omitted and filed separately with the Securities and Exchange Commission.
#	Compensation plans and arrangements for executive officers and others.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 1, 2017

NOVOCURE LIMITED

By:	/S/ Asaf Danziger
Asaf Danziger
Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number

3.1	Memorandum and Articles of Association	S-1/A	9/21/15	3.5

4.1	Form of Ordinary Shares Certificate	S-1/A	9/21/15	4.1

4.2	Eleventh Amended and Restated Investors Rights Agreement, dated June 1, 2015	DRS	6/24/15	4.2

4.3	Tenth Amended and Restated Registration Rights Agreement, dated June 1, 2015	DRS	6/24/15	4.3

10.1	Loan and Security Agreement between the Company and Biopharma Secured Investments III Holdings Cayman LP, dated January 7, 2015	DRS	6/24/15	10.1

10.2	Strategic Supplier Agreement between the Company and ITT Corporation (assigned to Exelis Inc.), dated July 21, 2011, as amended on April 29, 2014†	DRS	6/24/15	10.2

10.3	2003 Share Option Plan#	DRS	6/24/15	10.3

10.4	2013 Share Option Plan#	DRS	6/24/15	10.4

10.5	2015 Omnibus Incentive Plan#	S-1/A	9/21/15	10.5

10.6	Employment Agreement with Kinyip Gabriel Leung and the Company, dated August 24, 2011†#	DRS	6/24/15	10.8

10.7	Consulting Agreement with Palti Consultants Ltd. and the Company, dated May 1, 2002†#	DRS	6/24/15	10.10

10.8	Settlement Agreement with the Technion, dated February 10, 2015	DRS/A	8/11/2015	10.13

10.9	Director Compensation Plan#	S-1/A	9/21/15	10.14

10.10	Employee Share Purchase Plan#	S-1/A	9/21/15	10.15

10.11	Form of Non-Qualified Stock Option Agreement pursuant to the 2015 Omnibus Incentive Plan (U.S. individuals)#	S-1/A	9/21/15	10.17

10.12	Form of Incentive Stock Option Agreement pursuant to the 2015 Omnibus Incentive Plan (U.S. individuals)#	S-1/A	9/21/15	10.18

10.13	2015 Omnibus Incentive Plan, including 2015 Omnibus Incentive Plan Sub-Plan for Grantees Subject to Israeli Taxation and 2015 Omnibus Incentive Plan Sub-Plan for Switzerland#	8-K	12/22/15	10.1

10.14	Form of Incentive Stock Option Agreement pursuant to the 2015 Omnibus Incentive Plan for use in connection with the 2015 Omnibus Incentive Plan Sub-Plan for Grantees Subject to Israeli Taxation (non-102(b) grants)#	8-K	12/22/15	10.2

10.15	Form of Incentive Stock Option Agreement pursuant to the 2015 Omnibus Incentive Plan for use in connection with the 2015 Omnibus Incentive Plan Sub-Plan for Grantees Subject to Israeli Taxation (102(b) grants)#	8-K	12/22/15	10.3

10.16	Form of Stock Option Award Agreement based on the 2015 Omnibus Incentive Plan for use in connection with the 2015 Omnibus Incentive Plan Sub-Plan for Switzerland#	8-K	12/22/15	10.4

10.17	Form of Incentive Stock Option Agreement pursuant to the 2015 Omnibus Incentive Plan for use in Japan#	8-K	12/22/15	10.5

10.18	Form of Stock Option Award Agreement based on the 2015 Omnibus Incentive Plan for use in Germany#	10-K	03/01/16	10.25

10.19	Form of Indemnification Agreement	8-K	3/22/16	10.1

10.20	Employment Agreement, dated as of May 11, 2016, by and between Novocure USA LLC and William F. Doyle#	8-K	5/13/16	10.1

10.21	Israeli SubPlan to the NovoCure Limited Employee Share Purchase Plan#	8-K	6/30/16	10.1

10.22	Non-Employee Director Compensation Program#	10-Q	7/28/16	10.1

10.23	Employment Agreement, dated as of October 10, 2016, by and between NovoCure (Israel) Ltd. and Asaf Danziger#	8-K	10/14/16	10.1

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number

10.24	Employment Agreement, dated as of October 10, 2016, by and between Novocure USA LLC and Wilhelmus Groenhuysen#	8-K	10/14/16	10.2

10.25	Amendment to Employment Agreement, dated as of December 23, 2016, by and between NovoCure USA LLC and Gabriel Leung#	8-K	12/30/16	10.1

10.26	First Amendment to Loan and Security Agreement, dated as of December 23, 2016, by and between the Company and BioPharma Secured Investments III Holdings Cayman LP	8-K	12/30/16	10.2

10.27	Employment Agreement, dated as of October 10, 2016, by and between NovoCure (Israel) Ltd. and Eilon Kirson#	10-K	2/23/17	10.27

10.28	Form of Restricted Share Unit Award Notice pursuant to the 2015 Omnibus Incentive Plan – Form of Agreement for USA#	10-K	2/23/17	10.28

10.29	Form of Restricted Share Unit Award Notice pursuant to the 2015 Omnibus Incentive Plan – Form of Agreement for Israel#	10-K	2/23/17	10.29

10.30	Form of Restricted Share Unit Award Notice pursuant to the 2015 Omnibus Incentive Plan – Form of Agreement for Switzerland#	10-K	2/23/17	10.30

10.31	Form of Restricted Share Unit Award Notice pursuant to the 2015 Omnibus Incentive Plan – Form of Agreement for Japan#	10-K	2/23/17	10.31

21	Subsidiaries	10-K	2/23/17	21

23.1	Consent of Kost Forer Gabbay & Kasierer				X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	10-K	2/23/17	31.1

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	10-K	2/23/17	31.2

32.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350	10-K	2/23/17	32.1

32.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350	10-K	2/23/17	32.2

32.3*	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X

32.4*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X

101.INS	XBRL Instance Document	10-K	2/23/17	101.INS

101.SCH	XBRL Taxonomy Extension Schema Document	10-K	2/23/17	101.SCH

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	10-K	2/23/17	101.CAL

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	10-K	2/23/17	101.DEF

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	10-K	2/23/17	101.LAB

101.PRE	XBRL Extension Presentation Linkbase Document	10-K	2/23/17	101.PRE

*	The certifications attached as Exhibits 32.1 through 32.4 that accompany the Original Filing and this Amendment, as applicable, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of NovoCure Limited under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Amendment, irrespective of any general incorporation language contained in such filing.
†	Confidential treatment has been granted for certain information set forth in this exhibit. Such information has been omitted and filed separately with the Securities and Exchange Commission.
#	Compensation plans and arrangements for executive officers and others.