Form 10-Q
period 2017-03-31
Novocure Ltd
filed 2017-04-27
CIK 1645113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 20, 2017
Ordinary shares, no par value	88,149,928 Shares

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical facts or statements of current condition, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements contained in this report are based on our current plans, expectations, hopes, beliefs, intentions or strategies concerning future developments and their impact on us.  Forward-looking statements contained in this report constitute our expectations or forecasts of future events as of the date this report was filed with the Securities and Exchange Commission and are not statements of historical fact. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Such statements may include words such as “anticipate,” “will,” “estimate,” “expect,” “project,” “intend,” “should,” “plan,” “believe,” “hope,” and other words and terms of similar meaning in connection with any discussion of, among other things, future operating or financial performance, strategic initiatives and business strategies, regulatory or competitive environments, our intellectual property and delivery system research and development. In particular, these forward-looking statements include, among others, statements about:

•	our research and development, clinical trial and commercialization activities and projected expenditures;
•	the further commercialization of Optune®, our first Tumor Treating Fields (“TTFields”) delivery system, and our other TTFields delivery system candidates;
•	our business strategies and the expansion of our sales and marketing efforts in the United States and in other countries;
•	the market acceptance of Optune and our other TTFields delivery systems by patients, physicians, third-party payers and others in the healthcare and scientific community;
•	our plans to pursue the use of TTFields for the treatment of other solid tumor cancers;
•	our estimates regarding revenues, expenses, capital requirements and needs for additional financing;
•	our ability to obtain regulatory approvals for additional indications and any future TTFields delivery systems;
•	our ability to acquire the supplies needed to manufacture our TTFields delivery systems from third-party suppliers;
•	our ability to manufacture adequate supply;
•	our ability to secure adequate coverage from third-party payers to reimburse us for Optune or future TTFields delivery systems;
•	our ability to maintain and develop our intellectual property position;
•	our cash needs;
•	our ongoing legal proceedings and tax audits; and
•	our prospects, financial condition and results of operations.

These forward-looking statements involve a number of risks and uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Factors which may cause such differences to occur include those risks and uncertainties set forth under Part I, Item 1A., “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as well as other risks and uncertainties set forth from time to time in the reports we file with the U.S. Securities and Exchange Commission. We do not intend to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.

TRADEMARKS

This Quarterly Report on Form 10-Q includes trademarks of NovoCure Limited and other persons. All trademarks or trade names referred to herein are the property of their respective owners.

ii

NovoCure Limited

Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

NOVOCURE LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

	March 31,	December 31,
	2017	2016
	Unaudited	Audited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$84,587	$99,780
Short-term investments	104,664	119,854
Restricted cash	1,536	267
Trade receivables	11,825	6,339
Receivables and prepaid expenses	14,899	10,084
Inventories	25,949	25,549
Total current assets	243,460	261,873

LONG-TERM ASSETS:
Property and equipment, net	10,039	9,812
Field equipment, net	9,278	8,808
Severance pay fund	95	88
Other long-term assets	1,756	1,500
Total long-term assets	21,168	20,208

TOTAL ASSETS	$264,628	$282,081

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOVOCURE LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except share data)

	March 31,	December 31,
	2017	2016
	Unaudited	Audited
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Trade payables	$14,799	$18,356
Other payables and accrued expenses	17,116	18,526
Total current liabilities	31,915	36,882

LONG-TERM LIABILITIES:
Long-term loan, net of discount and issuance costs	96,492	96,231
Employee benefit liabilities	2,756	2,590
Other long-term liabilities	4,565	4,033
Total long-term liabilities	103,813	102,854

TOTAL LIABILITIES	135,728	139,736

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Share capital -	-	-
Ordinary shares no par value, unlimited shares authorized; issued and outstanding: 88,133,366 shares and 87,066,446 shares at March 31, 2017 (unaudited) and December 31, 2016, respectively
Additional paid-in capital	669,462	664,154
Accumulated other comprehensive loss	(1,921)	(1,883)
Accumulated deficit	(538,641)	(519,926)
Total shareholders' equity	128,900	142,345

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$264,628	$282,081

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOVOCURE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars in thousands (except share and per share data)

	Three months ended March 31,		Year ended December 31,
	2017	2016	2016
	Unaudited		Audited
Net revenues	$34,880	$13,053	$82,888
Cost of revenues	11,664	7,982	39,870
Impairment of field equipment	-	-	6,412

Gross profit	23,216	5,071	36,606

Operating costs and expenses:
Research, development and clinical trials	9,411	11,445	41,467
Sales and marketing	14,756	13,308	59,449
General and administrative	12,422	12,256	51,007

Total operating costs and expenses	36,589	37,009	151,923

Operating loss	(13,373)	(31,938)	(115,317)
Financial expenses, net	(2,446)	(549)	(6,147)

Loss before income tax expense	(15,819)	(32,487)	(121,464)
Income tax expense	2,226	2,950	10,381

Net loss	$(18,045)	$(35,437)	$(131,845)

Basic and diluted net loss per ordinary share	$(0.21)	$(0.42)	$(1.54)

Weighted average number of ordinary shares used in computing basic and diluted net loss per share	87,452,983	84,397,164	85,558,448

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

U.S. dollars in thousands

	Three months ended March 31,		Year ended December 31,
	2017	2016	2016
	Unaudited		Audited
Net loss	$(18,045)	$(35,437)	$(131,845)
Other comprehensive income (loss), net of tax :
Change in foreign currency translation adjustments	11	-	10
Pension benefit plan	(49)	(470)	(388)
Total comprehensive loss	$(18,083)	$(35,907)	$(132,223)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOVOCURE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

U.S. dollars in thousands (except share data)

	Ordinary shares	Additional paid-in	Accumulated other comprehensive	Accumulated	Total shareholders'
	Shares	capital	loss	deficit	equity

Balance as of December 31, 2015 (audited)	83,778,581	$640,406	$(1,505)	$(388,081)	$250,820
Share-based compensation to employees	-	21,441	-	-	21,441
Exercise of options and warrants	3,195,477	993	-	-	993
Issuance of shares in connection with employee stock purchase plan	92,388	616	-	-	616
Tax benefit from share-based award activity	-	698	-	-	698
Other comprehensive loss, net of tax benefit of $38	-	-	(378)	-	(378)
Net loss	-	-	-	(131,845)	(131,845)
Balance as of December 31, 2016 (audited)	87,066,446	$664,154	$(1,883)	$(519,926)	$142,345

Balance as of December 31, 2016 (audited)	87,066,446	$664,154	$(1,883)	$(519,926)	$142,345
Share-based compensation to employees	-	4,561	-	-	4,561
Exercise of options and warrants	1,066,920	77	-	-	77
Cumulative effect adjustment resulting from ASU 2016-09 adoption (see Note 1)	-	670	-	(670)	-
Other comprehensive loss, net of tax benefit of $1	-	-	(38)	-	(38)
Net loss	-	-	-	(18,045)	(18,045)
Balance as of March 31, 2017 (unaudited)	88,133,366	$669,462	$(1,921)	$(538,641)	$128,900

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOVOCURE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Three months ended March 31,		Year ended December 31,
	2017	2016	2016
	Unaudited		Audited
Cash flows from operating activities:
Net loss	$(18,045)	$(35,437)	$(131,845)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,660	1,103	5,652
Asset write-downs and impairment of field equipment	75	5	6,446
Increase in accrued interest expense	-	637	-
Share-based compensation to employees	4,561	5,456	22,139
Excess tax benefits from share-based award activity	-	-	(698)
Increase in trade receivables	(5,486)	-	(6,339)
Amortization of discount (premium)	106	(17)	155
Decrease (increase) in receivables and prepaid expenses	(4,815)	(536)	243
Increase in inventories	(400)	(2,852)	(11,955)
Increase in other long-term assets	(256)	(167)	(692)
Increase (decrease) in trade payables	(3,557)	1,823	1,601
Increase (decrease) in other payables and accrued expenses	(1,410)	(1,643)	6,647
Increase in employee benefit liabilities, net	109	238	97
Increase in other long-term liabilities	550	413	957
Net cash used in operating activities	$(26,908)	$(30,977)	$(107,592)

Cash flows from investing activities:
Purchase of property and equipment	$(1,031)	$(1,002)	$(5,674)
Purchase of field equipment	(1,402)	(1,826)	(11,990)
Decrease (increase) in restricted cash	(1,268)	1	(180)
Proceeds from maturity of short-term investments	60,000	150,000	270,000
Purchase of short-term investments	(44,654)	(119,728)	(239,341)
Net cash provided by investing activities	$11,645	$27,445	$12,815

Cash flows from financing activities:
Proceeds from issuance of shares, net	$-	$-	$616
Proceeds from long-term loan, net	-	-	72,887
Excess tax benefits from share-based award activity	-	-	698
Repayment of other long-term loan	(18)	(16)	(70)
Exercise of options and warrants	77	57	993
Net cash provided by financing activities	$59	$41	$75,124

Effect of exchange rate changes on cash and cash equivalents	$11	$-	$10

Decrease in cash and cash equivalents	(15,193)	(3,491)	(19,643)
Cash and cash equivalents at the beginning of the period	99,780	119,423	119,423

Cash and cash equivalents at the end of the period	$84,587	$115,932	$99,780

Supplemental cash flow activities:
Cash paid during the period for:
Income taxes	$3,402	$1,582	$9,447
Interest	$2,508	$664	$6,595

The accompanying notes are an integral part of these unaudited consolidated financial statements

NOVOCURE LIMITED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Financial statement preparation. The accompanying consolidated financial statements include the accounts of the Company and its consolidated subsidiaries, and intercompany accounts and transactions have been eliminated. In the opinion of the Company’s management, the consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. The preparation of these consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. These consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “2016 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on February 23, 2017.

The significant accounting policies applied in the audited annual consolidated financial statements of the Company as disclosed in the 2016 10-K are applied consistently in these unaudited interim consolidated financial statements, except as noted below:

Recent Accounting Pronouncements. In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in ASU 2016-09 affect all entities that issue share-based payment awards to their employees and involve multiple aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  The Company adopted ASU 2016-09 during the quarter ended March 31, 2017, at which time it changed its accounting policy to account for forfeitures as they occur. The change was applied on a modified retrospective basis with a cumulative effect adjustment to accumulated deficit of $670 as of January 1, 2017. In addition, excess tax benefits for share-based payments are now presented as an operating activity in the statements of cash flows rather than financing activity. The changes have been applied prospectively in accordance with the ASU and prior periods have not been adjusted.

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which amends the existing accounting standards for revenue recognition. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 by one year. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date.  The new revenue recognition standard will be effective in the first quarter of 2018, with the option to adopt it in the first quarter of 2017. The Company currently anticipates adopting the new standard effective January 1, 2018. The new standard also permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). The Company currently anticipates adopting the standard using the modified retrospective method. While the Company is still in the process of completing its assessment on the impact this guidance will have on its consolidated financial statements and related disclosures, the Company expects that the most significant impact relates to the accounting for revenue transactions whereby there is variable consideration.

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

In February 2016, FASB issued ASU 2016-02-Leases (ASC 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of their classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASC 842 supersedes the previous leases standard, ASC 840. The standard is effective on January 1, 2019, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

NOTE 2: SHORT-TERM INVESTMENTS

The Company invests in marketable U.S. Treasury Bills (“T-bills”) that are classified as held-to-maturity securities. The amortized cost and recorded basis of the T-bills are presented as short-term investments in the amount of $104,664 and $119,854 as of March 31, 2017 and December 31, 2016, respectively, and their estimated fair value as of March 31, 2017 and December 31, 2016 was $104,580 and $119,825, respectively.

NOTE 3: INVENTORIES

Inventories are stated at the lower of cost or market. The weighted average methodology is applied to determine cost. As of March 31, 2017 and December 31, 2016, the Company’s inventories were composed of:

	March 31,	December 31,
	2017	2016
	Unaudited	Audited
Raw materials	$5,091	$5,243
Work in progress	9,622	8,292
Finished products	11,236	12,014
Total	$25,949	$25,549

NOTE 4: COMMITMENTS AND CONTINGENT LIABILITIES

The facilities of the Company are leased under various operating lease agreements for periods ending no later than 2024. The Company also leases motor vehicles under various operating leases, which expire on various dates, the latest of which is in 2020.

As of March 31, 2017 and December 31, 2016, the Company pledged bank deposits of $1,035 and $807, respectively, to cover bank guarantees in respect of its leases of operating facilities and obtained guarantees by the bank for the fulfillment of the Company’s lease and other contractual commitments of $1,190 and $955, respectively.

In January 2017, two putative class action lawsuits were filed against the Company, its directors and certain of its officers, as well as the underwriters in the Company’s October 2015 initial public offering.  The complaints, which purport to be brought on behalf of a class of persons and/or entities who purchased or otherwise acquired ordinary shares of the Company pursuant and/or traceable to the registration statement and prospectus issued in connection with the Company’s initial public offering, allege material misstatements and/or omissions in the Company’s initial public offering materials in alleged violation of the federal securities laws and seek compensatory damages, among other remedies.  The two actions have been consolidated and the plaintiffs will be filing a consolidated complaint on May 31, 2017.  The Company believes that the actions are without merit and plans to defend the lawsuits vigorously. The Company has not accrued any amounts in respect of these lawsuits, as a liability is not probable and the amount of any potential liability cannot be reasonably estimated.

NOTE 5: SHARE CAPITAL

For the three months ended March 31, 2017, warrants to purchase 1,212,454 ordinary shares with an exercise price of $3.59 per share were cashlessly exercised, resulting in the issuance of 639,729 ordinary shares. For the three months ended March 31, 2017, options to purchase 427,191 ordinary shares were exercised for cash, resulting in the issuance of 427,191 ordinary shares.

NOTE 6: EQUITY INCENTIVE PLANS

In September 2015, the Company adopted the 2015 Omnibus Incentive Plan (the “2015 Plan”).  Under the 2015 Plan, the Company can issue various types of equity compensation awards such as restricted shares, performance shares, restricted stock units (“RSUs”), performance units, long-term cash award and other share-based awards.

The options granted under the 2015 Plan generally have a four-year vesting period and expire ten years after the date of grant. Options granted under the 2015 Plan that are cancelled or forfeited before expiration become available for future grants. The RSUs granted under the 2015 Plan vest in equal installments over a three-year period.  As of March 31, 2017, 13,461,690 ordinary shares were available for grant under the 2015 Plan.

 A summary of the status of the Company’s option plans as of March 31, 2017 and changes during the period then ended is presented below:

	Three months ended March 31, 2017
	Unaudited
	Number of options	Weighted average exercise price
Outstanding at beginning of year	11,377,354	$9.76
Granted	2,640,500	7.15
Exercised	(427,191)	0.17
Forfeited and cancelled	(47,699)	18.01
Outstanding as of March 31, 2017	13,542,964	9.53

Exercisable options	6,644,144	7.25

Vested and expected to vest	13,542,964	$9.53

A summary of the status of the Company’s RSUs as of March 31, 2017 and changes during the period then ended is presented below:

	Three months ended March 31, 2017
	Unaudited
	Number of RSU	Weighted average grant date fair value price
Unvested at beginning of year	-	$-
Granted	780,100	7.15
Vested	-	-
Forfeited and cancelled	-	-
Unvested as of March 31, 2017	780,100	$7.15

In September 2015, the Company adopted an employee share purchase plan (“ESPP”) to encourage and enable eligible employees to acquire ownership of the Company’s ordinary shares purchased through accumulated payroll deductions on an after-tax basis. In the United States, the ESPP is intended to be an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code and the provisions of the ESPP will be construed in a manner consistent with the requirements of such section. The Company began its offerings under the ESPP on August 1, 2016. As of March 31, 2017, 2,445,138 ordinary shares were available to be purchased by eligible employees under the ESPP and 92,388 shares had been issued under the ESPP.

The fair value of equity-based awards was estimated using the Black-Scholes option-pricing model for all grants with the following underlying assumptions:

	Three months ended March 31,		Year ended December 31,
	2017	2016	2016
	Unaudited		Audited
Stock Option Plans
Expected term (years)	6.25	6.25	6.25
Expected volatility	59.15%	59.80%-60.19%	58.40%-61.70%
Risk-free interest rate	2.23%	1.52%-1.88%	1.23%-1.88%
Dividend yield	0%	0%	0%
ESPP
Expected term (years)	0.5	-	0.42
Expected volatility	82.00%	-	70.45%
Risk-free interest rate	0.62%	-	0.40%
Dividend yield	0%	-	0%

The total non-cash share-based compensation expense related to all of the Company’s equity-based awards recognized for the three months ended March 31, 2017 and 2016 and the year ended December 31, 2016 was:

	Three months ended March 31,		Year ended December 31,
	2017	2016	2016
	Unaudited		Audited
Cost of revenues	$143	$141	$623
Research, development and clinical trials	862	763	3,155
Sales and marketing	655	1,290	5,111
General and administrative	2,901	3,262	12,552
Total share-based compensation expense	$4,561	$5,456	$21,441

NOTE 7: SUPPLEMENTAL INFORMATION

The Company operates in a single reportable segment.

The following table presents long-lived assets by location:

	March 31,	December 31,
	2017	2016
	Unaudited	Audited
United States	$12,276	$11,981
Switzerland	4,693	4,346
Israel	1,879	1,915
Others	469	378
Total	$19,317	$18,620

The Company’s revenues by geographic region, based on the customer’s location, are summarized as follows:

	Three months ended March 31,		Year ended December 31,
	2017	2016	2016
	Unaudited		Audited
United States	$29,160	$12,013	$72,771
EMEA (*)	5,667	1,040	10,028
Japan	53	-	89
Total	$34,880	$13,053	$82,888

(*) including Germany	$5,400	$892	$9,799

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist you in better understanding and evaluating our financial condition and results of operations. We encourage you to read this MD&A in conjunction with our consolidated financial statements and the notes thereto for the period ended March 31, 2017 included in Part I, Item 1 of this Quarterly Report on Form 10-Q.  This discussion contains forward-looking statements that involve risks and uncertainties.  As a result of many factors, such as those set forth under Part I, Item 1A, “Risk Factors”, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “2016 10-K”), our actual results may differ materially from those anticipated in these forward-looking statements. References to the words “we,” “our,” “us,” and the“Company” in this report refer to NovoCure Limited, including its consolidated subsidiaries.

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

We were founded in 2000 and operated as a development stage company through December 31, 2011. We initially received U.S. Food and Drug Administration (“FDA”) approval for Optune in 2011 for use as a monotherapy treatment for adult patients with GBM following confirmed recurrence after chemotherapy. In October 2015, we received FDA approval to market Optune for the treatment of adult patients with newly diagnosed GBM in combination with temozolomide, a chemotherapy drug. We have also received approval to market Optune in Germany, Switzerland, Japan and certain other countries.  To date, we have focused on commercializing Optune in the United States, Germany, Switzerland, Israel and Japan, which we refer to collectively as our currently active markets.

In April 2017, we announced final analyses of the full 695 patient dataset with a median follow-up of 40 months from our phase 3 pivotal trial of Optune in combination with temozolomide for patients with newly diagnosed GBM. For patients treated with Optune in combination with temozolomide versus patients treated with temozolomide alone, the two-year survival rate increased from 30 percent to 43 percent and the five-year survival rate increased from five percent to 13 percent. These data further support our belief that Optune plus temozolomide is an essential combination treatment for patients with newly diagnosed GBM.

We continue to work with payers to expand access to Optune for patients with newly diagnosed and recurrent GBM. As of March 31, 2017, more than 187 million Americans have available coverage for the use of Optune for newly diagnosed and/or recurrent GBM. Additionally, we have negotiated contracts to establish Optune as an in-network benefit for more than 137 million American lives. The percentage of our U.S. active patient population who are beneficiaries of the Medicare fee-for-service program, which has denied coverage for our claims to date, continues to range from 20 to 25 percent.

In March 2017, we received Japanese Ministry of Health, Labour and Welfare (“MHLW”) approval for the second generation Optune system. In March 2017, we filed an application to request a defined reimbursement rate for Optune based on the December 2016 regulatory approval of Optune to treat newly diagnosed GBM.

We have researched the biological effects of TTFields extensively. Because TTFields are delivered regionally, act only on dividing cells (a biological process known as mitosis) and are frequency-tuned to target cells of a specific size, we believe there is minimal damage to healthy cells. We believe our pre-clinical and clinical research demonstrates that TTFields’ mechanism of action affects fundamental aspects of cell division and may have broad applicability across a variety of solid tumors. We have demonstrated in pre-clinical studies that TTFields can offer additive or synergistic benefits in combination with radiation, chemotherapy and immunotherapy, which may lead to greater efficacy than radiation, chemotherapy and immunotherapy alone, without significantly increasing the side effects when used in combination with other cancer treatments.

We are currently planning or conducting clinical trials evaluating the use of TTFields in brain metastases, non-small-cell lung cancer (“NSCLC”), pancreatic cancer, ovarian cancer and mesothelioma. We anticipate expanding our clinical pipeline over time to study the safety and efficacy of TTFields for additional solid tumor indications. The table below presents the current status of our clinical pipeline.

We own all commercialization rights to TTFields in oncology. Our robust global patent and intellectual property portfolio consists of over 50 issued patents, with numerous additional patent applications pending worldwide. We believe we will maintain exclusive rights to market TTFields for all solid tumor indications in our key markets through the life of our patents.

We were incorporated in the Bailiwick of Jersey in 2000.  Our U.S. operations are located in Portsmouth, New Hampshire, Malvern, Pennsylvania, and New York City. Additionally, we have offices in Germany, Switzerland and Japan, and a research center in Israel.  We completed our initial public offering of our ordinary shares in October 2015.   Our ordinary shares are quoted on the NASDAQ Global Select Market under the symbol “NVCR.”

Financial Overview. We expect to continue to incur significant expenses and operating losses for at least the next several years. We expect our research, development and clinical trials expenses to increase in connection with our ongoing activities, and as additional indications enter late-stage clinical development. In addition, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. We may need additional funding to support the continuation of our operating activities. Until we can generate substantial revenues (which may not occur), we expect to finance our cash needs through our existing cash, cash equivalents, short-term investments, equity issuances or additional debt, and possibly also from collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. We will need to generate significant revenues to achieve profitability, and we may never do so.

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

The critical accounting policies requiring estimates, assumptions and judgments that we believe have the most significant impact on our consolidated financial statements can be found in our 2016 10-K.  There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our 2016 10-K.

Results of Operations

We account for revenue when all revenue recognition criteria have been met or when cash is collected. Revenue recognized in a given period may include a mixture of accrued revenue, cash collections from amounts billed in prior periods and cash collections from amounts billed in the current period. We report certain operating statistics to provide additional insight into the commercial performance of Optune in our currently active markets.

Prescriptions are a leading indicator of Optune demand. The conversion of prescriptions to new patients is driven by the prescription fill rate and the time to fill. In the twelve months ended March 31, 2017, our prescription fill rate was between 70-75%. The number of active patients on Optune is our principal revenue driver. Growth in the number of active patients is a factor of both new patient starts and treatment duration. Median treatment duration differs based upon the clinical diagnosis of the patient. For the three months ended March 31, 2017, more than 55% of prescriptions received were for patients with newly diagnosed GBM.

The following table includes certain commercial operating statistics for and as of the end of the periods presented.

	Three months ended March 31,
Operating statistics	2017	2016
Prescriptions received in period (1)
United States	685	684
EMEA (2) (*)	206	71
Japan	3	-
	894	755

(*) including Germany	162	58

Active patients at period end (3)
United States	933	699
EMEA (2) (*)	331	98
Japan (2)	2	-
	1,266	797

(*) including Germany	246	68

(1)

A “prescription received” is a commercial order for Optune that is received from a physician certified to treat patients with Optune for a patient not previously on Optune. Orders to renew or extend treatment are not included in this total.

(2)

As we enter each new market, our commercial activities focus initially on establishing the required in-market infrastructure, certifying physicians to prescribe Optune and obtaining a defined reimbursement pathway. Once established, our commercial efforts turn to increasing adoption.

(3)

An “active patient” is a patient who is on Optune under a commercial prescription order as of the measurement date, including patients who may be on a temporary break from treatment and who plan to resume treatment in less than 60 days.

We view our operations and manage our business in one operating segment. For the three months ended March 31, 2017, our net revenues were $34.9 million and our net loss was $18.0 million. Our net loss for the three months ended March 31, 2017 includes $4.6 million in non-cash share-based compensation expense. As of March 31, 2017, we had an accumulated deficit of $538.6 million.

Three months ended March 31, 2017 compared to three months ended March 31, 2016

(All dollar figures in tables are in thousands unless otherwise indicated)

	Three months ended March 31,
	2017	2016	Change	% Change
Net revenues	$34,880	$13,053	$21,827	167%

Net revenues.  Substantially all of our revenues are derived from patients using our TTFields delivery system, marketed as Optune in our currently active markets. We charge patients or their third-party healthcare payers directly on a monthly basis and bear the financial risk of securing payment in the United States and Europe.

Net revenues increased $21.8 million, or 167%, to $34.9 million for the three months ended March 31, 2017 from $13.1 million for the three months ended March 31, 2016. This was primarily due to an increase of $17.1 million in commercial sales of Optune in the United States and an increase of $4.7 million in commercial sales of Optune in our other currently active markets.

The following is a summary of gross billings and revenues recorded on an accrual basis and a cash basis by quarters (unaudited):

	2017	2016
U.S. dollars in millions	Q1	Q4	Q3	Q2	Q1
Gross billings	$73.2	$63.8	$57.5	$54.0	$45.5

Accrual basis revenue	$14.7	$8.5	$0.0	$0.0	$0.0
Cash basis revenue for therapy provided in the period	5.9	6.3	8.9	7.6	5.6
Cash basis revenue for therapy provided in previous periods	14.3	15.5	12.7	10.3	7.4
Net revenues	$34.9	$30.2	$21.7	$17.9	$13.1

We began recognizing a portion of our net revenues on an accrual basis in the fourth quarter 2016.  All of the net revenues recognized on an accrual basis represent charges to certain U.S.-based third-party payers. In the table above, gross billings reflect the total charges for active patients on Optune without any deductions or adjustments for payer discounts, patient financial assistance, charitable care or other similar items.  The subsequent table line items detail the three sources of net revenue in the applicable reporting period.  For the first quarter 2017, gross billings totaled $73.2 million. In first quarter 2017, 23% of our gross billings qualified for accrual-based net revenue recognition.  Of those qualifying gross billings, the net revenues recorded on an accrual basis in the first quarter 2017 were $14.7 million. Revenue recorded on a cash basis during the three months ended March 31, 2017 was $20.1 million. We believe there will be an extended period of time when our revenue is a mix of both cash-based and accrual-based revenue.

Cost of revenues.  Our cost of revenues is comprised primarily of (i) cost of the disposable transducer arrays purchased from third-party manufacturers, (ii) depreciation expense for field equipment, including the electric field generator used by patients and (iii) personnel, warranty and overhead costs such as facilities, freight and depreciation of property, plant and equipment associated with managing our inventory, warehousing and order fulfillment functions.  Our cost of revenues increased by $3.7 million, or 46%, to $11.7 million for the three months ended March 31, 2017 from $8.0 million for the three months ended March 31, 2016. The increase was primarily due to increases of $3.1 million in transducer arrays shipped to commercial patients, $0.3 million for field equipment depreciation, and $0.3 million of personnel costs.

Operating Expenses. Our operating expenses consist of research, development and clinical trials, sales and marketing and general and administrative expenses.  Personnel costs are a significant component for each category of operating expenses and consist of wages, benefits and bonuses.  Personnel costs also include share-based compensation.

	Three months ended March 31,
	2017	2016	Change	% Change
Research, development and clinical trials	$9,411	$11,445	$(2,034)	(18%)
Sales and marketing	14,756	13,308	1,448	11%
General and administrative	12,422	12,256	166	1%
Total operating expenses	$36,589	$37,009	$(420)
Non-cash expenses:
Share-based compensation expense	$4,418	$5,315	$(897)	(17%)
Other non-cash expenses	577	606	(29)	(5%)
Total non-cash expenses	$4,995	$5,921	$(926)	(16%)

Total operating expenses, net of non-cash expenses	$31,594	$31,088	$506	2%

Research, development and clinical trials expenses.  Research, development and clinical trials expenses decreased $2.0 million, or 18%, to $9.4 million for the three months ended March 31, 2017 from $11.4 million for the three months ended March 31, 2016 2016. The change is primarily due to a decrease in clinical trial expenses resulting from the conclusion of our EF-14 phase 3 pivotal trial in newly diagnosed GBM.

Sales and marketing expenses.  Sales and marketing expenses increased $1.5 million, or 11%, to $14.8 million for the three months ended March 31, 2017 from $13.3 million for the three months ended March 31, 2016. The change was primarily due to an increase of $1.8 million in personnel costs and an increase of $0.5 million in commercial shipping charges, reflecting our expanding commercial operations in the United States and Germany, partially offset by a decrease of $0.9 million in marketing expenses related to the launch of Optune for newly diagnosed GBM.

General and administrative expenses.  General and administrative expenses increased $0.2 million, or 1%, to $12.4 million for the three months ended March 31, 2017 from $12.3 million for the three months ended March 31, 2016. The change was primarily due to an increase of $0.5 million in personnel costs partially offset by a decrease of $0.3 million in professional services and other expenses.

Financial expenses, net.  Financial expenses, net increased by $1.9 million, or 346%, to $2.4 million for the three months ended March 31, 2017 from $0.5 million for the three months ended March 31, 2016. The change is primarily due to an increase in interest expense, including amortization expense of the discount and deferred issuance costs, related to our July 2016 withdrawal of the remaining $75 million in available funds under the term loan credit facility that we, as borrower, entered into with BioPharma Secured Investments III Holdings Cayman LP, as lender, in January 2015, amended as of December 2016 and February 2017 (collectively, the “Term Loan Credit Facility”).

	Three months ended March 31,
	2017	2016	Change	% Change
Income tax expenses	$2,226	$2,950	$(724)	(25%)

Income taxes.  Income taxes decreased $0.7 million, or 25%, to $2.2 million for the three months ended March 31, 2017 from $2.9 million for the three months ended March 31, 2016. The decrease was primarily a result of a change in the mix of applicable statutory tax rates in certain non-US jurisdictions.

Liquidity and Capital Resources

Sources of Liquidity

Since inception, we have financed our operations primarily through the issuance and sale of equity and the proceeds from long-term loans.

As of March 31, 2017, we had received a total of $712.1 million from these activities. As of March 31, 2017, we had an accumulated deficit of $538.6 million since inception.

Our net losses were $18.0 million for the three months ended March 31, 2017 and $131.8 million for the year ended December 31, 2016. Our net losses primarily resulted from costs incurred in connection with our pre-clinical and clinical trial programs, costs incurred in our commercial launch efforts, and general and administrative costs necessary to operate as a multi-national oncology business.

As of March 31, 2017, we had $84.6 million of cash and cash equivalents and $104.7 million of short-term investments.  We believe our cash and cash equivalents and short term investments as of March 31, 2017, are sufficient for our operations for at least the next twelve months based on our existing business plan and our ability to control the timing of significant expense commitments. We expect that our research, development and clinical trials expenses, sales and marketing expenses and general and administrative expenses will continue to increase over the next several years. As a result, we may need to raise additional capital in the future to fund our operations.

	Three months ended March 31,
	2017	2016
Net cash used in operating activities	$(26,908)	$(30,977)
Net cash provided by investing activities	11,645	27,445
Net cash provided by financing activities	59	41
Net decrease in cash and cash equivalents	(15,204)	(3,491)
Effect of exchange rates on cash and cash equivalents	11	-
Changes in short-term investments	(15,346)	(30,272)
Net decrease in cash, cash equivalents and short-term investments	$(30,539)	$(33,763)

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

Net cash used in operating activities was $26.9 million for the three months ended March 31, 2017, as compared to $31.0 million for the three months ended March 31, 2016, reflecting a net loss of $18.0 million and a change of $15.2 million in our net operating assets and liabilities, partially offset by non-cash charges of $6.3 million.

The change in our net operating assets and liabilities was primarily the result of an increase in trade receivables of $5.5 million, an increase in other receivables of $4.8 million, a decrease in trade payables of $3.6 million, and a decrease in other payables of $1.4 million. Non-cash charges included $4.6 million of share-based compensation and $1.7 million of depreciation.

Investing activities

Our investing activities consist primarily of capital expenditures to purchase property and equipment and field equipment, as well as investments in and redemptions of our short-term investments.

Net cash provided by investing activities was $11.6 million for the three months ended March 31, 2017, compared to $27.4 million for the three months ended March 31, 2016, reflecting a decrease attributable to our receipt of $60.0 million from the maturity of short-term investments, partially offset by the purchase of $44.7 million of new short-term investments, purchases of $1.4 million of field equipment, a $1.3 million increase in restricted cash, and purchases of $1.0 million of property and equipment.

Financing activities

To date, our primary financing activities have been the sale of equity and the proceeds from long-term loans.

Net cash provided by financing activities was de minimis for the three months ended March 31, 2017.

Our material outstanding indebtedness consists of our Term Loan Credit Facility.  As of March 31, 2017, the aggregate principal balance of amounts outstanding under the Term Loan Credit Facility was $100.0 million. We may prepay the term loans, in whole, at any time, and must prepay in the event of a change of control, in each case, subject to a pay-down fee, prepayment premium and/or make-whole payment. Interest on the outstanding loan is 10% annually, payable quarterly in arrears. The pay-down fee on all principal payments to be paid on the date such payments are made is 0.75% and the pre-payment fee if we prepay outstanding loan amounts prior to the first, second or third year from the initial funding date is 3.0%, 2.0% or 1.0%, respectively.

All obligations under the Term Loan Credit Facility are guaranteed by certain of our current and future domestic direct and indirect subsidiaries. In addition, the obligations under the Term Loan Credit Facility are secured by a first-priority security interest in substantially all of the property and assets of, as well as the equity interests owned by, us and the other guarantors.  On March 28, 2017, the Term Loan Credit Facility was amended as of February 21, 2017 to increase to $1.5 million the limit in the Company’s pledges and deposits security liability for reimbursement or indemnification obligations in respect of letters of credit or bank guarantees for the benefit of the Company’s landlords.

The Term Loan Credit Facility has a minimum liquidity covenant, which is tested quarterly. In addition, we must meet certain pro forma net sales requirements. The Term Loan Credit Facility also contains other customary covenants.

Contractual Obligations and Commitments

There were no material changes in our commitments under contractual obligations during the three months ended March 31, 2017.

The total amount of unrecognized tax benefits for uncertain tax positions was $2.8 million and $2.4 million at March 31, 2017 and December 31, 2016, respectively. Payment of these obligations would result from settlements with taxing authorities. We do not expect a significant tax payment related to these obligations within the next year.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements as defined under SEC rules.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2017, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

In January 2017, two putative class action lawsuits were filed against the Company, its directors and certain of its officers, as well as the underwriters in the Company’s October 2015 initial public offering.  The complaints, which purport to be brought on behalf of a class of persons and/or entities who purchased or otherwise acquired ordinary shares of the Company pursuant and/or traceable to the registration statement and prospectus issued in connection with the Company’s initial public offering, allege material misstatements and/or omissions in the Company’s initial public offering materials in alleged violation of the federal securities laws and seek compensatory damages, among other remedies.  The two actions have been consolidated and the plaintiffs will be filing a consolidated complaint on May 31, 2017.  The Company believes that the actions are without merit and plans to defend the lawsuits vigorously.  The Company has not accrued any amounts in respect of these lawsuits, as a liability is not probable and the amount of any potential liability cannot be reasonably estimated.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On February 28, 2017, WFD Ventures Fund II, L.P. cashlessly exercised warrants to purchase 1,212,454 ordinary shares with an exercise price of $3.59 per share, resulting in the issuance of 639,729 ordinary shares.  We believe that this issuance was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Regulation S under the Securities Act, under Section 4(a)(2) of the Securities Act regarding transactions not involving a public offering and under Rule 701 promulgated under the Securities Act.

Item 5.  Other Information

On April 26, 2017, we entered into an Indemnification Agreement with each of our executive officers (each, an “Officer”). Under the terms of the Indemnification Agreement, the Company will indemnify, defend and hold harmless each Officer to the fullest extent permitted or required by our Articles of Association or applicable law against all expenses and liabilities of any type actually and reasonably incurred by each Officer in connection with the investigation, defense, settlement or appeal of a proceeding arising out of his or her service as an Officer. The Indemnification Agreement further provides procedures for the determination of an Officer’s right to receive indemnification and the advancement of expenses.

Except as specifically provided in the Indemnification Agreement, an Officer will not be entitled to indemnification or advancement of expenses in connection with any proceeding or claim that the Officer initiates or brings voluntarily and not by way of defense. The Indemnification Agreement also provides that we will advance certain expenses to an Officer prior to the final disposition of certain claims or proceedings. Prior to receiving such an advance, the Officer must execute and deliver to us an undertaking to repay any advanced amounts if the Officer is ultimately found not to be entitled to indemnification. In some situations, the Officer will be required to meet certain statutory or other standards of conduct in order to be indemnified by us under the Indemnification Agreement. Pursuant to the Indemnification Agreement, we may not amend our Articles of Association to diminish an Office’s right to indemnification provided by the Indemnification Agreement or other indemnity provisions in place prior to such amendment. We have also agreed to use reasonable efforts to maintain a reasonable level of directors’ and officers’ liability insurance coverage, subject to certain limitations.

This description of the Indemnification Agreement is qualified in its entirety by reference to the Indemnification Agreement, substantially in the form of the Indemnification Agreement filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 22, 2016 and incorporated herein by reference.

Item 6.  Exhibits

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.1	Second Amendment to Loan and Security Agreement, dated as of February 21, 2017, by and between NovoCure Limited and BioPharma Secured Investments III Holdings Cayman LP	8-K	3/31/17	10.1
10.2	Form of Indemnification Agreement	8-K	3/22/16	10.1
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X
32.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X
32.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Extension Presentation Linkbase Document				X

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

NovoCure Limited

Date: April 27, 2017	/s/ Wilco Groenhuysen
Wilco Groenhuysen
Chief Financial Officer
(principal financial and accounting officer and duly authorized officer)

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.1	Second Amendment to Loan and Security Agreement, dated as of February 21, 2017, by and between NovoCure Limited and BioPharma Secured Investments III Holdings Cayman LP	8-K	3/31/17	10.1
10.2	Form of Indemnification Agreement	8-K	3/22/16	10.1
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X
32.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X
32.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Extension Presentation Linkbase Document				X

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