Form 10-Q
period 2017-06-30
Novocure Ltd
filed 2017-07-27
CIK 1645113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 20, 2017
Ordinary shares, no par value	89,002,575 Shares

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

ii

NovoCure Limited

Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

NOVOCURE LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

	June 30,	December 31,
	2017	2016
	Unaudited	Audited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$80,190	$99,780
Short-term investments	104,186	119,854
Restricted cash	1,537	267
Trade receivables	13,888	6,339
Receivables and prepaid expenses	11,544	10,084
Inventories	25,147	25,549
Total current assets	236,492	261,873

LONG-TERM ASSETS:
Property and equipment, net	9,621	9,812
Field equipment, net	9,061	8,808
Severance pay fund	102	88
Other long-term assets	1,766	1,500
Total long-term assets	20,550	20,208

TOTAL ASSETS	$257,042	$282,081

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOVOCURE LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except share data)

	June 30,	December 31,
	2017	2016
	Unaudited	Audited
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Trade payables	$13,161	$18,356
Other payables and accrued expenses	22,010	18,526
Total current liabilities	35,171	36,882

LONG-TERM LIABILITIES:
Long-term loan, net of discount and issuance costs	96,765	96,231
Employee benefit liabilities	2,679	2,590
Other long-term liabilities	4,882	4,033
Total long-term liabilities	104,326	102,854

TOTAL LIABILITIES	139,497	139,736

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Share capital -	-	-
Ordinary shares no par value, unlimited shares authorized; issued and outstanding: 88,630,205 shares and 87,066,446 shares at June 30, 2017 (unaudited) and December 31, 2016, respectively
Additional paid-in capital	679,099	664,154
Accumulated other comprehensive loss	(1,739)	(1,883)
Accumulated deficit	(559,815)	(519,926)
Total shareholders' equity	117,545	142,345

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$257,042	$282,081

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOVOCURE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars in thousands (except share and per share data)

	Three months ended June 30,		Six months ended June 30,		Year ended December 31,
	2017	2016	2017	2016	2016
	Unaudited		Unaudited		Audited
Net revenues	$38,376	$17,919	$73,256	$30,972	$82,888
Cost of revenues	13,152	9,797	24,816	17,779	39,870
Impairment of field equipment	-	6,412	-	6,412	6,412

Gross profit	25,224	1,710	48,440	6,781	36,606

Operating costs and expenses:
Research, development and clinical trials	9,371	11,318	18,782	22,763	41,467
Sales and marketing	16,360	14,598	31,116	27,906	59,449
General and administrative	15,023	13,031	27,445	25,287	51,007

Total operating costs and expenses	40,754	38,947	77,343	75,956	151,923

Operating loss	(15,530)	(37,237)	(28,903)	(69,175)	(115,317)
Financial expenses, net	(2,183)	(555)	(4,629)	(1,104)	(6,147)

Loss before income tax expense	(17,713)	(37,792)	(33,532)	(70,279)	(121,464)
Income tax expense	3,461	2,820	5,687	5,770	10,381

Net loss	$(21,174)	$(40,612)	$(39,219)	$(76,049)	$(131,845)

Basic and diluted net loss per ordinary share	$(0.24)	$(0.48)	$(0.45)	$(0.90)	$(1.54)

Weighted average number of ordinary shares used in computing basic and diluted net loss per share	88,218,868	85,274,683	87,835,926	84,843,028	85,558,448

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

U.S. dollars in thousands

	Three months ended June 30,		Six months ended June 30,		Year ended December 31,
	2017	2016	2017	2016	2016
	Unaudited		Unaudited		Audited
Net loss	$(21,174)	$(40,612)	$(39,219)	$(76,049)	$(131,845)
Other comprehensive income (loss), net of tax :
Change in foreign currency translation adjustments	1	56	10	56	10
Pension benefit plan	183	235	134	(235)	(388)
Total comprehensive loss	$(20,990)	$(40,321)	$(39,075)	(76,228)	$(132,223)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOVOCURE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

U.S. dollars in thousands (except share data)

	Ordinary shares	Additional paid-in	Accumulated other comprehensive	Accumulated	Total shareholders'
	Shares	capital	loss	deficit	equity

Balance as of December 31, 2015 (audited)	83,778,581	$640,406	$(1,505)	$(388,081)	$250,820
Share-based compensation to employees	-	21,441	-	-	21,441
Exercise of options and warrants	3,195,477	993	-	-	993
Issuance of shares in connection with employee stock purchase plan	92,388	616	-	-	616
Tax benefit from share-based award activity	-	698	-	-	698
Other comprehensive loss, net of tax benefit of $38	-	-	(378)	-	(378)
Net loss	-	-	-	(131,845)	(131,845)
Balance as of December 31, 2016 (audited)	87,066,446	$664,154	$(1,883)	$(519,926)	$142,345

Share-based compensation to employees	-	12,131	-	-	12,131
Exercise of options and warrants	1,446,792	1,363	-	-	1,363
Cumulative effect adjustment resulting from ASU 2016-09 adoption (see Note 1)	-	670	-	(670)	-
Issuance of shares in connection with employee stock purchase plan	116,967	781	-	-	781
Other comprehensive loss, net of tax benefit of $29	-	-	144	-	144
Net loss	-	-	-	(39,219)	(39,219)
Balance as of June 30, 2017 (unaudited)	88,630,205	$679,099	$(1,739)	$(559,815)	$117,545

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOVOCURE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Three months ended June 30,		Six months ended June 30,		Year ended December 31,
	2017	2016	2017	2016	2016
	Unaudited		Unaudited		Audited
Cash flows from operating activities:
Net loss	$(21,174)	$(40,612)	$(39,219)	$(76,049)	$(131,845)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,811	1,407	3,471	2,510	5,652
Asset write-downs and impairment of field equipment	59	6,425	134	6,430	6,446
Increase in accrued interest expense	-	(637)	-	-	-
Share-based compensation to employees	7,570	5,637	12,131	11,093	22,139
Excess tax benefits from share-based award activity	-	-	-	-	(698)
Increase in trade receivables	(2,064)	-	(7,550)	-	(6,339)
Amortization of discount (premium)	103	(39)	209	(56)	155
Decrease (increase) in receivables and prepaid expenses	3,354	(1,672)	(1,461)	(2,208)	243
Decrease (Increase) in inventories	803	(4,769)	403	(7,621)	(11,955)
Increase in other long-term assets	(38)	(111)	(294)	(278)	(692)
Increase (decrease) in trade payables	(1,638)	2,321	(5,195)	4,144	1,601
Increase in other payables and accrued expenses	4,888	2,399	3,478	756	6,647
Increase in employee benefit liabilities, net	130	32	239	270	97
Increase in other long-term liabilities	321	225	871	638	957
Net cash used in operating activities	$(5,875)	$(29,394)	$(32,783)	$(60,371)	$(107,592)

Cash flows from investing activities:
Purchase of property and equipment	$(376)	$(2,338)	$(1,407)	$(3,340)	$(5,674)
Purchase of field equipment	(859)	(4,274)	(2,261)	(6,100)	(11,990)
increase in restricted cash	(1)	(13)	(1,269)	(12)	(180)
Proceeds from maturity of short-term investments	60,000	-	120,000	150,000	270,000
Purchase of short-term investments	(59,352)	-	(104,006)	(119,728)	(239,341)
Net cash provided by (used in) investing activities	$(588)	$(6,625)	$11,057	$20,820	$12,815

Cash flows from financing activities:
Proceeds from issuance of shares, net	$781	$-	$781	$-	$616
Proceeds from long-term loan, net	19	17	19	17	72,887
Excess tax benefits from share-based award activity	-	-	-	-	698
Repayment of other long-term loan	(19)	(19)	(37)	(35)	(70)
Exercise of options and warrants	1,286	904	1,363	961	993
Net cash provided by financing activities	$2,067	$902	$2,126	$943	$75,124

Effect of exchange rate changes on cash and cash equivalents	$(1)	$56	$10	$56	$10

Decrease in cash and cash equivalents	(4,397)	(35,061)	(19,590)	(38,552)	(19,643)
Cash and cash equivalents at the beginning of the period	84,587	115,932	99,780	119,423	119,423

Cash and cash equivalents at the end of the period	$80,190	$80,871	$80,190	$80,871	$99,780

Supplemental cash flow activities:
Cash paid during the period for:
Income taxes	$1,500	$1,587	$4,902	$3,169	$9,447
Interest	$2,533	$1,269	$5,041	$1,933	$6,595

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

Recently Adopted Accounting Pronouncements. In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in ASU 2016-09 affect all entities that issue share-based payment awards to their employees and involve multiple aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  The Company adopted ASU 2016-09 during the quarter ended March 31, 2017, at which time it changed its accounting policy to account for forfeitures as they occur. The change was applied on a modified retrospective basis with a cumulative effect adjustment to accumulated deficit of $670 as of January 1, 2017. In addition, excess tax benefits for share-based payments are now presented as an operating activity in the statements of cash flows rather than financing activity. The changes have been applied prospectively in accordance with the ASU and prior periods have not been adjusted.

Recent Accounting Pronouncements. In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which amends the existing accounting standards for revenue recognition. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 by one year. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date.  The new revenue recognition standard will be effective in the first quarter of 2018, with the option to adopt it in the first quarter of 2017. The Company currently anticipates adopting the new standard effective January 1, 2018. The new standard also permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). The Company currently anticipates adopting the standard using the modified retrospective method. While the Company is still in the process of completing its assessment on the impact this guidance will have on its consolidated financial statements and related disclosures, the Company expects that the most significant impact relates to the accounting for revenue transactions whereby there is variable consideration.

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

In May 2017, FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718) Scope of Modification Accounting. ASU 2017-09 provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. This ASU does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions, or award classification and would not be required if the changes are considered non-substantive. The Company is evaluating the impact of ASU 2017-09.

NOTE 2: SHORT-TERM INVESTMENTS

The Company invests in marketable U.S. Treasury Bills (“T-bills”) that are classified as held-to-maturity securities. The amortized cost and recorded basis of the T-bills are presented as short-term investments in the amount of $104,186 and $119,854 as of June 30, 2017 and December 31, 2016, respectively, and their estimated fair value as of June 30, 2017 and December 31, 2016 was $104,106 and $119,825, respectively.

NOTE 3: INVENTORIES

Inventories are stated at the lower of cost or market. The weighted average methodology is applied to determine cost. As of June 30, 2017 and December 31, 2016, the Company’s inventories were composed of:

	June 30,	December 31,
	2017	2016
	Unaudited	Audited
Raw materials	$5,423	$5,243
Work in progress	10,971	8,292
Finished products	8,753	12,014
Total	$25,147	$25,549

NOTE 4: COMMITMENTS AND CONTINGENT LIABILITIES

The facilities of the Company are leased under various operating lease agreements for periods ending no later than 2024. The Company also leases motor vehicles under various operating leases, which expire on various dates, the latest of which is in 2020.

As of June 30, 2017 and December 31, 2016, the Company pledged bank deposits of $1,051 and $807, respectively, to cover bank guarantees in respect of its leases of operating facilities and obtained guarantees by the bank for the fulfillment of the Company’s lease and other contractual commitments of $1,214 and $955, respectively.

In January 2017, two putative class action lawsuits were filed against the Company, its directors and certain of its officers, as well as the underwriters in the Company’s October 2015 initial public offering.  The complaints, which purport to be brought on behalf of a class of persons and/or entities who purchased or otherwise acquired ordinary shares of the Company pursuant and/or traceable to the registration statement and prospectus issued in connection with the Company’s initial public offering, allege material misstatements and/or omissions in the Company’s initial public offering materials in alleged violation of the federal securities laws and seek compensatory damages, among other remedies.  The two actions have been consolidated and the plaintiffs filed a consolidated amended complaint on May 31, 2017.  The court granted the defendants’ motion to bifurcate the motion to dismiss into two stages: a threshold motion to dismiss for lack of personal jurisdiction, lack of subject matter jurisdiction, and insufficient process and service of process, due on July 31, 2017; and, if the matter is not dismissed following that threshold motion, a subsequent merits motion to dismiss regarding whether the allegations in the amended complaint state a claim under the securities laws. The Company believes that the amended complaint is without merit and plans to defend the consolidated lawsuits vigorously. The Company has not accrued any amounts in respect of these lawsuits, as a liability is not probable and the amount of any potential liability cannot be reasonably estimated.

NOTE 5: SHARE CAPITAL

For the six months ended June 30, 2017, warrants to purchase 1,417,097 ordinary shares with an exercise price of $3.59 per share were cashlessly exercised, resulting in the issuance of 801,845 ordinary shares.  Also, warrants to purchase 6,498 ordinary shares with an exercise price of $3.59 per share were exercised for cash. For the six months ended June 30, 2017, options to purchase 639,902 ordinary shares were exercised for cash, resulting in the issuance of 639,902 ordinary shares.

NOTE 6: EQUITY INCENTIVE PLANS

In September 2015, the Company adopted the 2015 Omnibus Incentive Plan (the “2015 Plan”).  Under the 2015 Plan, the Company can issue various types of equity compensation awards such as share options, restricted shares, performance shares, restricted stock units (“RSUs”), performance units, long-term cash award and other share-based awards.

Options granted under the 2015 Plan generally have a four-year vesting period and expire ten years after the date of grant. Options granted under the 2015 Plan that are cancelled or forfeited before expiration become available for future grants. RSUs granted under the 2015 Plan vest in equal installments over a three-year period.  As of June 30, 2017, 9,824,964 ordinary shares were available for grant under the 2015 Plan.

A summary of the status of the Company’s option plans as of June 30, 2017 and changes during the period then ended is presented below:

	Six months ended June 30, 2017
	Unaudited
	Number of options	Weighted average exercise price
Outstanding at beginning of year	11,377,354	$9.76
Granted	4,757,238	9.25
Exercised	(639,902)	2.13
Forfeited and cancelled	(205,370)	12.65
Outstanding as of June 30, 2017	15,289,320	9.88

Exercisable options	6,722,358	7.49

Vested and expected to vest	15,289,320	$9.88

A summary of the status of the Company’s RSUs as of June 30, 2017 and changes during the period then ended is presented below:

	Six months ended June 30, 2017
	Unaudited
	Number of RSUs	Weighted average grant date fair value price
Unvested at beginning of year	-	$-
Granted	1,661,619	9.64
Vested	-	-
Forfeited and cancelled	-	-
Unvested as of June 30, 2017	1,661,619	$9.64

In September 2015, the Company adopted an employee share purchase plan (“ESPP”) to encourage and enable eligible employees to acquire ownership of the Company’s ordinary shares purchased through accumulated payroll deductions on an after-tax basis. In the United States, the ESPP is intended to be an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code and the provisions of the ESPP will be construed in a manner consistent with the requirements of such section. The

Company began its offerings under the ESPP on August 1, 2016. As of June 30, 2017, 2,328,171 ordinary shares were available to be purchased by eligible employees under the ESPP and 209,355 shares had been issued under the ESPP.

The fair value of equity-based awards was estimated using the Black-Scholes option-pricing model for all grants with the following underlying assumptions:

	Six months ended June 30,		Year ended December 31,
	2017	2016	2016
	Unaudited		Audited
Stock Option Plans
Expected term (years)	5.5-6.25	6.25	6.25
Expected volatility	56.74%-59.15%	59.80%-61.65%	58.40%-61.70%
Risk-free interest rate	1.99%-2.23%	1.23%-1.88%	1.23%-1.88%
Dividend yield	0.00%	0.00%	0.00%
ESPP
Expected term (years)	0.50	-	0.42
Expected volatility	82.00%	-	70.45%
Risk-free interest rate	0.62%	-	0.40%
Dividend yield	0.00%	-	0.00%

The total non-cash share-based compensation expense related to all of the Company’s equity-based awards recognized for the three and six months ended June 30, 2017 and 2016 and the year ended December 31, 2016 was:

	Three months ended June 30,		Six months ended June 30,		Year ended December 31,
	2017	2016	2017	2016	2016
	Unaudited		Unaudited		Audited
Cost of revenues	$131	$170	$274	$311	$623
Research, development and clinical trials	811	839	1,673	1,602	3,155
Sales and marketing	1,735	1,349	2,390	2,639	5,111
General and administrative	4,893	3,279	7,794	6,541	12,552
Total share-based compensation expense	$7,570	$5,637	$12,131	$11,093	$21,441

NOTE 7: SUPPLEMENTAL INFORMATION

The Company operates in a single reportable segment.

The following table presents long-lived assets by location:

	June 30,	December 31,
	2017	2016
	Unaudited	Audited
United States	$12,096	$11,981
Switzerland	4,358	4,346
Israel	1,777	1,915
Others	451	378
Total	$18,682	$18,620

The Company’s revenues by geographic region, based on the customer’s location, are summarized as follows:

	Three months ended June 30,		Six months ended June 30,		Year ended December 31,
	2017	2016	2017	2016	2016
	Unaudited		Unaudited		Audited
United States	$31,367	$16,122	$60,526	$28,135	$72,771
EMEA (*)	6,891	1,797	12,559	2,775	10,028
Japan	118	-	171	62	89
Total	$38,376	$17,919	$73,256	$30,972	$82,888

(*) including Germany	$6,817	$1,766	12,216	2,659	$9,799

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist you in better understanding and evaluating our financial condition and results of operations. We encourage you to read this MD&A in conjunction with our consolidated financial statements and the notes thereto for the period ended June 30, 2017 included in Part I, Item 1 of this Quarterly Report on Form 10-Q.  This discussion contains forward-looking statements that involve risks and uncertainties.  As a result of many factors, such as those set forth under Part I, Item 1A, “Risk Factors”, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “2016 10-K”), our actual results may differ materially from those anticipated in these forward-looking statements. References to the words “we,” “our,” “us,” and the “Company” in this report refer to NovoCure Limited, including its consolidated subsidiaries.

Overview

We are a commercial stage oncology company developing a profoundly different cancer treatment centered on a proprietary therapy called Tumor Treating Fields (“TTFields”), the use of electric fields tuned to specific frequencies to disrupt solid tumor cancer cell division.  Our key priorities are to accelerate commercial adoption of Optune, our first commercial TTFields delivery system, for the treatment of glioblastoma (“GBM”) and to advance programs testing the efficacy and safety of TTFields in multiple solid tumor indications through our clinical pipeline.

We were founded in 2000 and operated as a development stage company through December 31, 2011. We initially received U.S. Food and Drug Administration (“FDA”) approval for Optune in 2011 for use as a monotherapy treatment for adult patients with GBM following confirmed recurrence after chemotherapy. In October 2015, we received FDA approval to market Optune for the treatment of adult patients with newly diagnosed GBM in combination with temozolomide, a chemotherapy drug. We have also received approval to market Optune in Germany, Switzerland, Israel, Japan and certain other countries.  To date, we have focused on commercializing Optune in the United States, Germany, Switzerland, Israel and Japan, which we refer to collectively as our currently active markets.

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

We continue to work with payers to expand access to Optune for patients with newly diagnosed and recurrent GBM. As of June 30, 2017, more than 204 million Americans have available coverage for the use of Optune for newly diagnosed and/or recurrent GBM. Additionally, we have signed contracts to establish Optune as an in-network benefit for more than 174 million American lives. The percentage of our U.S. active patient population who are beneficiaries of the Medicare fee-for-service program, which has denied coverage for our claims to date, continues to range from 20 to 25 percent.

In March 2017, we received Japanese Ministry of Health, Labour and Welfare (“MHLW”) approval for the second generation Optune system. In March 2017, we filed an application to request a defined reimbursement rate for Optune based on the December 2016 regulatory approval of Optune to treat newly diagnosed GBM.  We are currently in active reimbursement discussions with the MHLW and anticipate receiving feedback in the third quarter 2017.

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

In May 2017, we received humanitarian use device (HUD) designation for the use of TTFields for the treatment of pleural mesothelioma.  The HUD designation is the first step in obtaining a Humanitarian Device Exemption (HDE) for the treatment of pleural mesothelioma with TTFields.  An approved HDE would allow Novocure to market TTFields in combination with standard of care chemotherapy as a treatment for pleural mesothelioma in the United States.

We own all commercialization rights to TTFields in oncology. Our robust global patent and intellectual property portfolio consists of over 120 issued patents, with numerous additional patent applications pending worldwide. The patents have expected expiration dates between 2021 and 2035. We have also filed over 50 additional patent applications that, if issued, may protect aspects of our platform beyond 2035. We believe we will maintain exclusive rights to market TTFields for all solid tumor indications in our key markets through the life of our patents.

We were incorporated in the Bailiwick of Jersey in 2000.  Our U.S. operations are located in Portsmouth, New Hampshire, Malvern, Pennsylvania, and New York City. Additionally, we have offices in Germany, Switzerland, Israel and Japan, and a research center in Israel.  We completed our initial public offering of our ordinary shares in October 2015.  Our ordinary shares are quoted on the NASDAQ Global Select Market under the symbol “NVCR.”

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

Prescriptions are a leading indicator of Optune demand. The conversion of prescriptions to new patients is driven by the prescription fill rate and the time to fill. In the twelve months ended June 30, 2017, our prescription fill rate was between 70-75%. The number of active patients on Optune is our principal revenue driver. Growth in the number of active patients is a factor of both new patient starts and treatment duration. Median treatment duration differs based upon the clinical diagnosis of the patient. For the three months ended June 30, 2017, more than 55% of prescriptions received were for patients with newly diagnosed GBM.

The following table includes certain commercial operating statistics for and as of the end of the periods presented.

	Three months ended June 30,		Six months ended June 30,
Operating statistics	2017	2016	2017	2016
Prescriptions received in period (1)
United States	803	547	1,488	1,231
EMEA (2) (*)	255	110	461	181
Japan (2)	1	-	4	-
	1,059	657	1,953	1,412

(*) including Germany	189	76	351	134

			June 30,
			2017	2016
Active patients at period end (3)
United States			1,083	736
EMEA (2) (*)			376	155
Japan (2)			1	-
			1,460	891

(*) including Germany			278	111

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

The following is a summary of gross billings and revenues recorded on an accrual basis and a cash basis by quarters (unaudited):

	2017		2016
U.S. dollars in millions	Q2	Q1	Q4	Q3	Q2	Q1
Gross billings	$87.2	$73.2	$63.8	$57.5	$54.0	$45.5

Accrual basis revenue	$19.1	$14.7	$8.5	$0.0	$0.0	$0.0
Cash basis revenue for therapy provided in the period	5.7	5.9	6.3	8.9	7.6	5.6
Cash basis revenue for therapy provided in previous periods	13.6	14.3	15.5	12.7	10.3	7.4
Net revenues	$38.4	$34.9	$30.2	$21.7	$17.9	$13.1

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

We view our operations and manage our business in one operating segment. For the three and six months ended June 30, 2017, our net revenues were $38.4 million and $73.3 million, respectively, and our net loss was $21.2 million and $39.2 million, respectively. Our net loss for the three and six months ended June 30, 2017 includes $7.6 million and $12.1 million, respectively, in non-cash share-based compensation expense. As of June 30, 2017, we had an accumulated deficit of $559.8 million.

Three months ended June 30, 2017 compared to three months ended June 30, 2016

(All dollar figures in tables are in thousands unless otherwise indicated)

	Three months ended June 30,
	2017	2016	Change	% Change
Net revenues	$38,376	$17,919	$20,457	114%

Net revenues.  Net revenues increased $20.5 million, or 114%, to $38.4 million for the three months ended June 30, 2017 from $17.9 million for the three months ended June 30, 2016. This was primarily due to an increase of $15.2 million in commercial sales of Optune in the United States and an increase of $5.2 million in commercial sales of Optune in our other currently active markets.

For the three months ended June 30, 2017, gross billings totaled $87.2 million.  24% of our gross billings qualified for accrual-based net revenue recognition.  Of those qualifying gross billings, net revenues recorded on an accrual basis during the three months ended June 30, 2017, were $19.1 million. Net revenues recorded on a cash basis during the three months ended June 30, 2017 were $19.3 million.

Cost of revenues.  Our cost of revenues (excluding the impairment of field equipment described below) increased by $3.4 million, or 34%, to $13.2 million for the three months ended June 30, 2017 from $9.8 million for the three months ended June 30, 2016. The increase was primarily due to increases of $2.7 million in transducer arrays shipped to commercial patients, $0.4 million for field equipment depreciation, and $0.3 million of personnel costs, including $0.1 million of non-cash share-based compensation.  Each of these increases were primarily driven by the increase in active patients period-to-period.

We received FDA approval on our PMA supplement application to market second generation Optune in the United States in July 2016. In the second quarter 2016, we recorded an impairment loss with respect to the write-off of first generation Optune field equipment (finished goods and production stage) in the amount of $6.4 million that was not recoverable and was presented in cost of revenues. We do not expect the conversion to result in an additional material impairment charge in the future.

Operating Expenses.

	Three months ended June 30,
	2017	2016	Change	% Change
Research, development and clinical trials	$9,371	$11,318	$(1,947)	(17%)
Sales and marketing	16,360	14,598	1,762	12%
General and administrative	15,023	13,031	1,992	15%
Total operating expenses	$40,754	$38,947	$1,807	5%

Non-cash expenses:
Share-based compensation expense	$7,439	$5,467	$1,972	36%
Other non-cash expenses	573	709	(136)	(19%)
Total non-cash expenses	$8,012	$6,176	$1,836	30%

Total operating expenses, net of non-cash expenses *	$32,742	$32,771	$(29)	(0%)

*	This non-GAAP metric has been included because management believes that it provides for a more accurate year to year comparison of our operating expenses without the impact of non-cash items.

Research, development and clinical trials expenses.  Research, development and clinical trials expenses decreased $1.9 million, or 17%, to $9.4 million for the three months ended June 30, 2017 from $11.3 million for the three months ended June 30, 2016. The change is primarily due to a decrease in clinical trial expenses resulting from the conclusion of our EF-14 phase 3 pivotal trial in newly diagnosed GBM. These expenses include $0.8 million of non-cash share-based compensation.

Sales and marketing expenses.  Sales and marketing expenses increased $1.8 million, or 12%, to $16.4 million for the three months ended June 30, 2017 from $14.6 million for the three months ended June 30, 2016. The change was primarily due to an increase of $2.5 million in personnel costs, including $0.4 million in non-cash share-based compensation, and an increase of $0.4 million in commercial shipping charges, reflecting our expanding commercial operations in the United States and Germany, partially offset by a decrease of $1.2 million in marketing expenses primarily related to advertising and professional services for the launch of second generation Optune and the communication of our inclusion in the updated National Comprehensive Cancer Network (NCCN) Clinical Practice Guidelines in Oncology for Central Nervous System Cancer (“NCCN Guidelines”).

General and administrative expenses.  General and administrative expenses increased $2.0 million, or 15%, to $15.0 million for the three months ended June 30, 2017 from $13.0 million for the three months ended June 30, 2016. The change was primarily due to an increase of $2.6 million in personnel costs, including $1.6 million in share based compensation, partially offset by a decrease of $0.6 million in professional services and other expenses.  Personnel costs include $4.9 million of non-cash share-based compensation expense, including equity awards granted to our executive chairman and expenses related to our employee share purchase plan (“ESPP”).

Financial expenses, net.  Financial expenses, net increased by $1.6 million, or 293%, to $2.2 million for the three months ended June 30, 2017 from $0.6 million for the three months ended June 30, 2016. The change is primarily due to an increase in interest expense, including amortization expense of the discount and deferred issuance costs, related to our July 2016 withdrawal of the remaining $75 million in available funds under the term loan credit facility that we, as borrower, entered into with BioPharma Secured Investments III Holdings Cayman LP, as lender, in January 2015, amended as of December 2016 and February 2017 (collectively, the “Term Loan Credit Facility”).

	Three months ended June 30,
	2017	2016	Change	% Change
Income tax expenses	$3,461	$2,820	$641	23%

Income taxes.  Income taxes increased $0.6 million, or 23%, to $3.5 million for the three months ended June 30, 2017 from $2.8 million for the three months ended June 30, 2016. The increase was primarily a result of a change in the mix of applicable statutory tax rates in certain non-US jurisdictions.

Six months ended June 30, 2017 compared to six months ended June 30, 2016

(All dollar figures in tables are in thousands unless otherwise indicated)

	Six months ended June 30,
	2017	2016	Change	% Change
Net revenues	$73,256	$30,972	$42,284	137%

Net revenues.  Net revenues increased by $42.3 million, or 137%, to $73.3 million for the six months ended June 30, 2017 from $31.0 million for the six months ended June 30, 2016. The increase was primarily due to an increase of $32.4 million in commercial sales of Optune in the United States, driven by an increase in Optune adoption as well as due to an increase of $9.9 million in commercial sales of Optune in our other currently active markets, also driven by an increase in Optune adoption.

For the six months ended June 30, 2017, gross billings totaled $160.4 million. 23% of our gross billings qualified for accrual-based net revenue recognition.  Of those qualifying gross billings, net revenues recorded on an accrual basis during the six months ended June 30, 2017, were $33.8 million. Net revenues recorded on a cash basis during the six months ended June 30, 2017 were $39.4 million.

Cost of revenues.  Our cost of revenues (excluding the impairment of field equipment described below) increased by $7.0 million, or 40%, to $24.8 million for the six months ended June 30, 2017 from $17.8 million for the six months ended June 30, 2016. The increase was primarily due to increases of $5.9 million in transducer arrays shipped to commercial patients, $0.7 million for field equipment, and $0.4 million of personnel costs, including $0.3 million of non-cash share-based compensation.  Each of these increases were primarily driven by the increase in active patients period-to-period.

We received FDA approval on our PMA supplement application to market our second generation Optune System in the United States in July 2016. In the second quarter 2016, we recorded an impairment loss with respect to the write-off of first generation Optune System field equipment (finished goods and production stage) in the amount of $6.4 million that was not recoverable and was presented in cost of revenues. We do not expect the conversion to result in an additional material impairment charge in the future.

Operating Expenses.

	Six months ended June 30,
	2017	2016	Change	% Change
Research, development and clinical trials	$18,782	$22,763	$(3,981)	(17%)
Sales and marketing	31,116	27,906	3,210	12%
General and administrative	27,445	25,287	2,158	9%
Total operating expenses	$77,343	$75,956	$1,387	2%

Non-cash expenses:
Share-based compensation expense	$11,857	$10,782	$1,075	10%
Other non-cash expenses	1,149	1,315	(166)	(13%)
Total non-cash expenses	$13,006	$12,097	$909	8%

Total operating expenses, net of non-cash expenses	$64,337	$63,859	$478	1%

*	This non-GAAP metric has been included because management believes that it provides for a more accurate year to year comparison of our operating expenses without the impact of non-cash items.

Research, development and clinical trials expenses.  Research, development and clinical trials expenses decreased $4.0 million, or 17%, to $18.8 million for the six months ended June 30, 2017 from $22.8 million for the six months ended June 30, 2016. The change is primarily due to a decrease of in clinical trial expenses resulting from the conclusion of our EF-14 phase 3 pivotal trial in newly diagnosed GBM.  These expenses include $1.7 million of non-cash share-based compensation.

Sales and marketing expenses.  Sales and marketing expenses increased by $3.2 million, or 12%, to $31.1 million for the six months ended June 30, 2017 from $27.9 million for the six months ended June 30, 2016. The change was primarily due to an increase of $4.3 million in personnel costs, including $2.4 million of non-cash share-based compensation and an increase of $0.9 million in commercial shipping charges, reflecting our expanding commercial operations in the United States and Germany, partially offset by a decrease of $2.0 million in marketing expenses primarily related to advertising and professional services for the launch of second generation Optune and the communication of our inclusion in NCCN Guidelines.

General and administrative expenses.  General and administrative expenses increased $2.2 million, or 9%, to $27.4 million for the six months ended June 30, 2017 from $25.3 million for the six months ended June 30, 2016. The change was primarily due to an increase of $3.1 million in personnel costs, including $1.3 million in share based compensation, partially offset by a decrease of $0.9 million in professional services and other expenses.  Personnel costs include $7.8 million of non-cash share-based compensation expense, including equity awards granted to our executive chairman and expenses related to our ESPP.

Financial expenses, net.  Financial expenses, net increased by $3.5 million, or 319%, to $4.6 million for the six months ended June 30, 2017 from $1.1 million for the six months ended June 30, 2016. The change is primarily due to an increase in interest expense, including amortization expense of the discount and deferred issuance costs, related to our July 2016 withdrawal of the remaining $75 million in available funds under the term loan credit facility that we, as borrower, entered into with BioPharma Secured Investments III Holdings Cayman LP, as lender, in January 2015, amended as of December 2016 and February 2017 (collectively, the “Term Loan Credit Facility”).

	Six months ended June 30,
	2017	2016	Change	% Change
Income tax expenses	$5,687	$5,770	$(83)	(1%)

Income taxes.  Income taxes decreased by $0.1 million to $5.7 million for the six months ended June 30, 2017 from $5.8 million for the six months ended June 30, 2016. The decrease was primarily a result of a change in the mix of applicable statutory tax rates in certain non-US jurisdictions.

Liquidity and Capital Resources

Sources of Liquidity

Since inception, we have financed our operations primarily through the issuance and sale of equity and the proceeds from long-term loans. As of June 30, 2017, we had received a total of $714.1 million from these activities. As of June 30, 2017, we had an accumulated deficit of $559.8 million since inception.

Our net losses were $39.2 million for the six months ended June 30, 2017 and $131.8 million for the year ended December 31, 2016. Our net losses primarily resulted from costs incurred in connection with our pre-clinical and clinical trial programs, costs incurred in our commercial launch efforts, and general and administrative costs necessary to operate as a multi-national oncology business.

As of June 30, 2017, we had $80.2 million of cash and cash equivalents and $104.2 million of short-term investments.  We believe our cash and cash equivalents and short term investments as of June 30, 2017, are sufficient for our operations for at least the next twelve months based on our existing business plan and our ability to control the timing of significant expense commitments. We expect that our research, development and clinical trials expenses, sales and marketing expenses and general and administrative expenses will continue to increase over the next several years. As a result, we may need to raise additional capital in the future to fund our operations.

	Six months ended June 30,
	2017	2016
Net cash used in operating activities	$(32,783)	$(60,371)
Net cash provided by investing activities	11,057	20,820
Net cash provided by financing activities	2,126	943
Net decrease in cash and cash equivalents	(19,600)	(38,608)
Effect of exchange rates on cash and cash equivalents	10	56
Changes in short-term investments	(15,994)	(30,022)
Net decrease in cash, cash equivalents and short-term investments	$(35,584)	$(68,574)

Operating activities

Net cash used in operating activities primarily represents our net loss for the periods presented. Adjustments to net loss for non-cash items include depreciation and amortization, share-based compensation, accrued interest and impairments. Operating cash flows are also impacted by changes in operating assets and liabilities, principally trade receivables, inventories, prepaid expenses, trade payables and accrued expenses.

Net cash used in operating activities was $32.8 million for the six months ended June 30, 2017, as compared to $60.4 million for the six months ended June 30, 2016, reflecting a net loss of $39.2 million and a change of $9.5 million in our net operating assets and liabilities, partially offset by non-cash charges of $15.9 million.

The change in our net operating assets and liabilities was primarily the result of an increase in other payables of $3.5 million, an increase in other long-term liabilities of $0.9 million, and a decrease in inventories of $0.4 million offset by an increase in trade receivables of $7.6 million, a decrease in trade payables of $5.2 million, and an increase in other receivables of $1.5 million. Non-cash charges included $12.1 million of share-based compensation and $3.5 million of depreciation.

Investing activities

Our investing activities consist primarily of capital expenditures to purchase property and equipment and field equipment, as well as investments in and redemptions of our short-term investments.

Net cash provided by investing activities was $11.1 million for the six months ended June 30, 2017, compared to $20.8 million for the six months ended June 30, 2016, reflecting a decrease attributable to our receipt of $120.0 million from the maturity of short-term investments, partially offset by the purchase of $104.0 million of new short-term investments, purchases of $2.3 million of field equipment, purchases of $1.4 million of property and equipment, and a $1.3 million increase in restricted cash.

Financing activities

To date, our primary financing activities have been the sale of equity and the proceeds from long-term loans.

Net cash provided by financing activities was $2.1 million for the six months ended June 30, 2017, as compared to $0.9 million for the six months ended June 30, 2016, reflecting proceeds received from the exercise of warrants and options and our ESPP.

Our material outstanding indebtedness consists of our Term Loan Credit Facility.  As of June 30, 2017, the aggregate principal balance of amounts outstanding under the Term Loan Credit Facility was $100.0 million. We may prepay the term loans, in whole, at any time, and must prepay in the event of a change of control, in each case, subject to a pay-down fee, prepayment premium and/or make-whole payment. Interest on the outstanding loan is 10% annually, payable quarterly in arrears. The pay-down fee on all principal payments to be paid on the date such payments are made is 0.75% and the pre-payment fee if we prepay outstanding loan amounts prior to the first, second or third year from the initial funding date is 3.0%, 2.0% or 1.0%, respectively.

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

Contractual Obligations and Commitments

There were no material changes in our commitments under contractual obligations during the three months ended June 30, 2017.

The total amount of unrecognized tax benefits for uncertain tax positions was $3.2 million and $2.4 million at June 30, 2017 and December 31, 2016, respectively. Payment of these obligations would result from settlements with taxing authorities. We do not expect a significant tax payment related to these obligations within the next year.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements as defined under SEC rules.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2017, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

In January 2017, two putative class action lawsuits were filed against the Company, its directors and certain of its officers, as well as the underwriters in the Company’s October 2015 initial public offering.  The complaints, which purport to be brought on behalf of a class of persons and/or entities who purchased or otherwise acquired ordinary shares of the Company pursuant and/or traceable to the registration statement and prospectus issued in connection with the Company’s initial public offering, allege material misstatements and/or omissions in the Company’s initial public offering materials in alleged violation of the federal securities laws and seek compensatory damages, among other remedies.  The two actions have been consolidated and the plaintiffs filed a consolidated amended complaint on May 31, 2017.  The court granted the defendants’ motion to bifurcate the motion to dismiss into two stages: a threshold motion to dismiss for lack of personal jurisdiction, lack of subject matter jurisdiction, and insufficient process and service of process, due on July 31, 2017; and, if the matter is not dismissed following that threshold motion, a subsequent merits motion to dismiss regarding whether the allegations in the amended complaint state a claim under the securities laws. The Company believes that the amended complaint is without merit and plans to defend the consolidated lawsuits vigorously.  The Company has not accrued any amounts in respect of these lawsuits, as a liability is not probable and the amount of any potential liability cannot be reasonably estimated.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In June 2017, certain investors in our 2007 Series E preferred shares offering cashlessly exercised warrants to purchase 24,643 ordinary shares with an exercise price of $3.59 per share, resulting in the issuance of 22,116 ordinary shares.  Additionally, in June 2017, an investor in our 2007 Series E preferred shares offering exercised warrants to purchase 6,159 ordinary shares with an exercise price of $3.59 per share.  We believe that these issuances were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Regulation S under the Securities Act, under Section 4(a)(2) of the Securities Act regarding transactions not involving a public offering and under Rule 701 promulgated under the Securities Act.

Item 6.  Exhibits

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.1	Second Amendment to Loan and Security Agreement, dated as of February 21, 2017, by and between NovoCure Limited and BioPharma Secured Investments III Holdings Cayman LP	8-K	3/31/17	10.1
10.2	Form of Indemnification Agreement	8-K	3/22/16	10.1
10.3	Form of Incentive Stock Option Agreement pursuant to the 2015 Omnibus Incentive Plan	8-K	5/12/17	10.1
10.4	Form of Non-Qualified Stock Option Agreement pursuant to the 2015 Omnibus Incentive Plan	8-K	5/12/17	10.2
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X
32.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X
32.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Extension Presentation Linkbase Document				X

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

NovoCure Limited

Date: July 27, 2017	/s/ Wilco Groenhuysen
Wilco Groenhuysen
Chief Financial Officer
(principal financial and accounting officer and duly authorized officer)

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.1	Second Amendment to Loan and Security Agreement, dated as of February 21, 2017, by and between NovoCure Limited and BioPharma Secured Investments III Holdings Cayman LP	8-K	3/31/17	10.1
10.2	Form of Indemnification Agreement	8-K	3/22/16	10.1
10.3	Form of Incentive Stock Option Agreement pursuant to the 2015 Omnibus Incentive Plan	8-K	5/12/17	10.1
10.4	Form of Non-Qualified Stock Option Agreement pursuant to the 2015 Omnibus Incentive Plan	8-K	5/12/17	10.2
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X
32.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X
32.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Extension Presentation Linkbase Document				X

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