Form 10-Q
period 2017-09-30
Novocure Ltd
filed 2017-10-26
CIK 1645113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 19, 2017
Ordinary shares, no par value	89,363,835 Shares

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

ii

NovoCure Limited

Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

NOVOCURE LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

	September 30,	December 31,
	2017	2016
	Unaudited	Audited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$82,104	$99,780
Short-term investments	104,453	119,854
Restricted cash	2,129	267
Trade receivables	23,000	6,339
Receivables and prepaid expenses	5,559	10,084
Inventories	24,642	25,549
Total current assets	241,887	261,873

LONG-TERM ASSETS:
Property and equipment, net	9,361	9,812
Field equipment, net	8,948	8,808
Severance pay fund	104	88
Other long-term assets	1,978	1,500
Total long-term assets	20,391	20,208

TOTAL ASSETS	$262,278	$282,081

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOVOCURE LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except share data)

	September 30,	December 31,
	2017	2016
	Unaudited	Audited
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Trade payables	$14,143	$18,356
Other payables and accrued expenses	26,842	18,526
Total current liabilities	40,985	36,882

LONG-TERM LIABILITIES:
Long-term loan, net of discount and issuance costs	97,049	96,231
Employee benefit liabilities	2,489	2,590
Other long-term liabilities	5,070	4,033
Total long-term liabilities	104,608	102,854

TOTAL LIABILITIES	145,593	139,736

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Share capital -	-	-
Ordinary shares no par value, unlimited shares authorized; issued and outstanding: 89,355,679 shares and 87,066,446 shares at September 30, 2017 (unaudited) and December 31, 2016, respectively
Additional paid-in capital	689,460	664,154
Accumulated other comprehensive loss	(1,462)	(1,883)
Accumulated deficit	(571,313)	(519,926)
Total shareholders' equity	116,685	142,345

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$262,278	$282,081

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOVOCURE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars in thousands (except share and per share data)

	Three months ended September 30,		Nine months ended September 30,		Year ended December 31,
	2017	2016	2017	2016	2016
	Unaudited		Unaudited		Audited
Net revenues	$50,109	$21,674	$123,365	$52,646	$82,888
Cost of revenues	15,153	11,118	39,969	28,897	39,870
Impairment of field equipment	-	-	-	6,412	6,412

Gross profit	34,956	10,556	83,396	17,337	36,606

Operating costs and expenses:
Research, development and clinical trials	9,273	10,233	28,055	32,996	41,467
Sales and marketing	16,387	15,865	47,503	43,771	59,449
General and administrative	15,215	12,723	42,660	38,010	51,007

Total operating costs and expenses	40,875	38,821	118,218	114,777	151,923

Operating loss	(5,919)	(28,265)	(34,822)	(97,440)	(115,317)
Financial expenses, net	2,156	2,189	6,785	3,293	6,147

Loss before income tax expense	(8,075)	(30,454)	(41,607)	(100,733)	(121,464)
Income tax expense	3,423	3,174	9,110	8,944	10,381

Net loss	$(11,498)	$(33,628)	$(50,717)	$(109,677)	$(131,845)

Basic and diluted net loss per ordinary share	$(0.13)	$(0.39)	$(0.57)	$(1.29)	$(1.54)

Weighted average number of ordinary shares used in computing basic and diluted net loss per share	89,125,646	85,774,874	88,265,835	85,153,644	85,558,448

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

U.S. dollars in thousands

	Three months ended September 30,		Nine months ended September 30,		Year ended December 31,
	2017	2016	2017	2016	2016
	Unaudited		Unaudited		Audited
Net loss	$(11,498)	$(33,628)	$(50,717)	$(109,677)	$(131,845)
Other comprehensive income (loss), net of tax :
Change in foreign currency translation adjustments	(2)	8	8	64	10
Pension benefit plan	279	(409)	413	(644)	(388)
Total comprehensive loss	$(11,221)	$(34,029)	$(50,296)	(110,257)	$(132,223)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOVOCURE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

U.S. dollars in thousands (except share data)

	Ordinary shares	Additional paid-in	Accumulated other comprehensive	Accumulated	Total shareholders'
	Shares	capital	loss	deficit	equity

Balance as of December 31, 2015 (audited)	83,778,581	$640,406	$(1,505)	$(388,081)	$250,820
Share-based compensation to employees	-	21,441	-	-	21,441
Exercise of options and warrants	3,195,477	993	-	-	993
Issuance of shares in connection with employee stock purchase plan	92,388	616	-	-	616
Tax benefit from share-based award activity	-	698	-	-	698
Other comprehensive loss, net of tax benefit of $38	-	-	(378)	-	(378)
Net loss	-	-	-	(131,845)	(131,845)
Balance as of December 31, 2016 (audited)	87,066,446	$664,154	$(1,883)	$(519,926)	$142,345

Share-based compensation to employees	-	20,760	-	-	20,760
Exercise of options and warrants	2,172,266	3,095	-	-	3,095
Cumulative effect adjustment resulting from ASU 2016-09 adoption (see Note 1)	-	670	-	(670)	-
Issuance of shares in connection with employee stock purchase plan	116,967	781	-	-	781
Other comprehensive income, net of tax benefit of $57	-	-	421	-	421
Net loss	-	-	-	(50,717)	(50,717)
Balance as of September 30, 2017 (unaudited)	89,355,679	$689,460	$(1,462)	$(571,313)	$116,685

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOVOCURE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Three months ended September 30,		Nine months ended September 30,		Year ended December 31,
	2017	2016	2017	2016	2016
	Unaudited		Unaudited		Audited
Cash flows from operating activities:
Net loss	$(11,498)	$(33,628)	$(50,717)	$(109,677)	$(131,845)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,053	1,553	5,524	4,063	5,652
Asset write-downs and impairment of field equipment	72	10	206	6,440	6,446
Increase in accrued interest expense	-	222	-	222	-
Share-based compensation to employees	8,629	5,626	20,760	16,719	22,139
Excess tax benefits from share-based award activity	-	-	-	-	(698)
Increase in trade receivables	(9,112)	-	(16,661)	-	(6,339)
Amortization of discount	17	81	226	25	155
Decrease (increase) in receivables and prepaid expenses	5,986	694	4,525	(1,514)	243
Decrease (increase) in inventories	504	(2,757)	907	(10,378)	(11,955)
Increase in other long-term assets	(238)	(526)	(532)	(804)	(692)
Increase (decrease) in trade payables	983	(6,765)	(4,213)	(2,621)	1,601
Increase in other payables and accrued expenses	4,830	1,651	8,308	2,407	6,647
Increase in employee benefit liabilities, net	113	80	352	350	97
Increase in other long-term liabilities	208	263	1,079	901	957
Net cash provided by (used in) operating activities	$2,547	$(33,496)	$(30,236)	$(93,867)	$(107,592)

Cash flows from investing activities:
Purchase of property and equipment	$(544)	$(1,715)	$(1,951)	$(5,055)	$(5,674)
Purchase of field equipment	(1,208)	(3,113)	(3,469)	(9,213)	(11,990)
Decrease (increase) in restricted cash	(592)	27	(1,861)	15	(180)
Proceeds from maturity of short-term investments	-	120,000	120,000	270,000	270,000
Purchase of short-term investments	-	(119,613)	(104,006)	(239,341)	(239,341)
Net cash provided by (used in) investing activities	$(2,344)	$(4,414)	$8,713	$16,406	$12,815

Cash flows from financing activities:
Proceeds from issuance of shares, net	$-	$-	$781	$-	$616
Proceeds from long-term loan, net	-	72,870	19	72,887	72,887
Excess tax benefits from share-based award activity	-	-	-	-	698
Repayment of other long-term loan	(19)	(17)	(56)	(52)	(70)
Exercise of options and warrants	1,732	-	3,095	961	993
Net cash provided by financing activities	$1,713	$72,853	$3,839	$73,796	$75,124

Effect of exchange rate changes on cash and cash equivalents	$(2)	$8	$8	$64	$10

Increase (decrease) in cash and cash equivalents	1,914	34,951	(17,676)	(3,601)	(19,643)
Cash and cash equivalents at the beginning of the period	80,190	80,871	99,780	119,423	119,423

Cash and cash equivalents at the end of the period	$82,104	$115,822	$82,104	$115,822	$99,780

Supplemental cash flow activities:
Cash paid during the period for:
Income taxes	$2,335	$4,624	$7,237	$7,793	$9,447
Interest	$2,561	$1,880	$7,603	$3,813	$6,595

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

Recent Accounting Pronouncements. In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which amends the existing accounting standards for revenue recognition. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 by one year. The Company is currently evaluating the requirements of the new standard to insure that it has processes, systems and internal controls in place to collect the necessary information to implement the standard, which will be effective as of January 1, 2018.  Currently, the Company anticipates using a portfolio approach to apply the standard to portfolios of contracts with similar characteristics and anticipates that it will apply the cumulative catch-up transition method which requires the application of the provisions of the new standard as of the date of adoption with the cumulative effect of the retrospective application of the provisions as an adjustment through retained earnings. While the Company is still in the process of completing its assessment on the impact this guidance will have on its consolidated financial statements and related disclosures, the Company does not anticipate that the adoption of this standard will have a material impact on its financial position, results of operations or cash flows.

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

In February 2016, FASB issued ASU 2016-02-Leases (ASC 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of their classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASC 842 supersedes the previous leases standard, ASC 840. The standard is effective on January 1, 2019, with early adoption permitted. The Company currently anticipates adopting the new standard effective January 1, 2019 and is evaluating the impact of the adoption of this standard on its consolidated financial statements.

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

NOTE 2: SHORT-TERM INVESTMENTS

The Company invests in marketable U.S. Treasury Bills (“T-bills”) that are classified as held-to-maturity securities. The amortized cost and recorded basis of the T-bills are presented as short-term investments in the amount of $104,453 and $119,854 as of September 30, 2017 and December 31, 2016, respectively, and their estimated fair value as of September 30, 2017 and December 31, 2016 was $104,419 and $119,825, respectively.

NOTE 3: INVENTORIES

Inventories are stated at the lower of cost or market. The weighted average methodology is applied to determine cost. As of September 30, 2017 and December 31, 2016, the Company’s inventories were composed of:

	September 30,	December 31,
	2017	2016
	Unaudited	Audited
Raw materials	$5,936	$5,243
Work in progress	10,621	8,292
Finished products	8,085	12,014
Total	$24,642	$25,549

NOTE 4: COMMITMENTS AND CONTINGENT LIABILITIES

The facilities of the Company are leased under various operating lease agreements for periods ending no later than 2024. The Company also leases motor vehicles under various operating leases, which expire on various dates, the latest of which is in 2020.

As of September 30, 2017 and December 31, 2016, the Company pledged bank deposits of $1,051 and $807, respectively, to cover bank guarantees in respect of its leases of operating facilities and obtained guarantees by the bank for the fulfillment of the Company’s lease and other contractual commitments of $1,212 and $955, respectively.

In January 2017, two putative class action lawsuits were filed against the Company, its directors and certain of its officers, as well as the underwriters in the Company’s October 2015 initial public offering.  The complaints, which purport to be brought on behalf of a class of persons and/or entities who purchased or otherwise acquired ordinary shares of the Company pursuant and/or traceable to the registration statement and prospectus issued in connection with the Company’s initial public offering, allege material misstatements and/or omissions in the Company’s initial public offering materials in alleged violation of the federal securities laws and seek compensatory damages, among other remedies.  The two actions have been consolidated and the plaintiffs filed a consolidated amended complaint on May 31, 2017.  The court granted the defendants’ motion to bifurcate the motion to dismiss into two stages: a threshold motion to dismiss for lack of personal jurisdiction, lack of subject matter jurisdiction, and insufficient process and service of process; and, if the matter is not dismissed following that threshold motion, a subsequent merits motion to dismiss regarding whether the allegations in the amended complaint state a claim under the securities laws. The defendants filed the threshold motion to dismiss on July 31, 2017, and the plaintiffs filed an opposition to the threshold motion to dismiss on September 29, 2017. The Company believes that the amended complaint is without merit and plans to defend the consolidated lawsuits vigorously. The Company has not accrued any amounts in respect of these lawsuits, as a liability is not probable and the amount of any potential liability cannot be reasonably estimated.

NOTE 5: SHARE CAPITAL

For the nine months ended September 30, 2017, warrants to purchase 1,418,711 ordinary shares with an exercise price of $3.59 per share were cashlessly exercised, resulting in the issuance of 803,138 ordinary shares.  Also, warrants to purchase 6,498 ordinary shares with an exercise price of $3.59 per share were exercised for cash. For the nine months ended September 30, 2017, options to purchase 1,370,810 ordinary shares were exercised, resulting in the issuance of 1,364,645 ordinary shares.

NOTE 6: EQUITY INCENTIVE PLANS

In September 2015, the Company adopted the 2015 Omnibus Incentive Plan (the “2015 Plan”).  Under the 2015 Plan, the Company can issue various types of equity compensation awards such as share options, restricted shares, performance shares, restricted stock units (“RSUs”), performance units, long-term cash awards and other share-based awards.

Options granted under the 2015 Plan generally have a four-year vesting period and expire ten years after the date of grant. Options granted under the 2015 Plan that are cancelled or forfeited before expiration become available for future grants. RSUs granted under the 2015 Plan vest in equal installments over a three-year period.  As of September 30, 2017, 9,563,985 ordinary shares were available for grant under the 2015 Plan.

A summary of the status of the Company’s option plans as of September 30, 2017 and changes during the period then ended is presented below:

	Nine months ended September 30, 2017
	Unaudited
	Number of options	Weighted average exercise price
Outstanding at beginning of year	11,377,354	$9.76
Granted	5,117,088	9.96
Exercised	(1,370,810)	2.31
Forfeited and cancelled	(310,693)	12.39
Outstanding as of September 30, 2017	14,812,939	10.46

Exercisable options	6,119,710	8.17

Vested and expected to vest	14,812,939	$10.46

A summary of the status of the Company’s RSUs as of September 30, 2017 and changes during the period then ended is presented below:

	Nine months ended September 30, 2017
	Unaudited
	Number of RSUs	Weighted average grant date fair value price
Unvested at beginning of year	-	$-
Granted	1,661,619	9.64
Vested	-	-
Forfeited and cancelled	(10,400)	7.15
Unvested as of September 30, 2017	1,651,219	$9.66

In September 2015, the Company adopted an employee share purchase plan (“ESPP”) to encourage and enable eligible employees to acquire ownership of the Company’s ordinary shares purchased through accumulated payroll deductions on an after-tax basis. In the United States, the ESPP is intended to be an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code and the provisions of the ESPP will be construed in a manner consistent with the requirements of such section. The Company began its offerings under the ESPP on August 1, 2016. As of September 30, 2017, 2,328,171 ordinary shares were available to be purchased by eligible employees under the ESPP and 209,355 shares had been issued under the ESPP.

The fair value of all equity-based awards was estimated using the Black-Scholes option-pricing model with the following underlying assumptions, excluding market condition awards for which fair value was estimated using the Monte Carlo option-pricing model:

	Nine months ended September 30,		Year ended December 31,
	2017	2016	2016
	Unaudited		Audited
Stock Option Plans
Expected term (years)	5.5-6.25	6.25	6.25
Expected volatility	56.74%-59.45%	59.80%-61.65%	58.40%-61.70%
Risk-free interest rate	1.97%-2.23%	1.23%-1.88%	1.23%-1.88%
Dividend yield	0.00%	0.00%	0.00%
ESPP
Expected term (years)	0.50	0.42	0.42
Expected volatility	76.37%-82.00%	70.45%	70.45%
Risk-free interest rate	0.62%-1.13%	0.40%	0.40%
Dividend yield	0.00%	0.00%	0.00%

The total non-cash share-based compensation expense related to all of the Company’s equity-based awards recognized for the three and nine months ended September 30, 2017 and 2016 and the year ended December 31, 2016 was:

	Three months ended September 30,		Nine months ended September 30,		Year ended December 31,
	2017	2016	2017	2016	2016
	Unaudited		Unaudited		Audited
Cost of revenues	$79	$160	$353	$471	$623
Research, development and clinical trials	972	776	2,645	2,378	3,155
Sales and marketing	1,874	1,249	4,264	3,888	5,111
General and administrative	5,704	3,441	13,498	9,982	12,552
Total share-based compensation expense	$8,629	$5,626	$20,760	$16,719	$21,441

NOTE 7: SUPPLEMENTAL INFORMATION

The Company operates in a single reportable segment.

The following table presents long-lived assets by location:

	September 30,	December 31,
	2017	2016
	Unaudited	Audited
United States	$10,942	$11,981
Switzerland	5,057	4,346
Israel	1,884	1,915
Others	426	378
Total	$18,309	$18,620

The Company’s revenues by geographic region, based on the customer’s location, are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,		Year ended December 31,
	2017	2016	2017	2016	2016
	Unaudited		Unaudited		Audited
United States	$35,300	$18,131	$95,826	$46,264	$72,771
EMEA (*)	14,757	3,519	27,316	6,296	10,028
Japan	52	24	223	86	89
Total	$50,109	$21,674	$123,365	$52,646	$82,888

(*) including Germany	$14,664	$1,766	26,880	2,659	$9,799

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist you in better understanding and evaluating our financial condition and results of operations. We encourage you to read this MD&A in conjunction with our consolidated financial statements and the notes thereto for the period ended September 30, 2017 included in Part I, Item 1 of this Quarterly Report on Form 10-Q.  This discussion contains forward-looking statements that involve risks and uncertainties.  As a result of many factors, such as those set forth under Part I, Item 1A, “Risk Factors”, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “2016 10-K”), our actual results may differ materially from those anticipated in these forward-looking statements. References to the words “we,” “our,” “us,” and the “Company” in this report refer to NovoCure Limited, including its consolidated subsidiaries.

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

We were founded in 2000 and operated as a development stage company through December 31, 2011. We initially received U.S. Food and Drug Administration (“FDA”) approval for Optune in 2011 for use as a monotherapy treatment for adult patients with GBM following confirmed recurrence after chemotherapy. In October 2015, we received FDA approval to market Optune for the treatment of adult patients with newly diagnosed GBM in combination with temozolomide, a chemotherapy drug. We have also received approval to market Optune in Germany, Austria, Switzerland, Israel, Japan and certain other countries.  To date, we have focused on commercializing Optune in the United States, Germany, Austria, Switzerland, Israel and Japan, which we refer to collectively as our currently active markets.

In April 2017, we announced final analyses of the full 695 patient dataset with a median follow-up of 40 months from our phase 3 pivotal trial of Optune in combination with temozolomide for patients with newly diagnosed GBM. For patients treated with Optune in combination with temozolomide versus patients treated with temozolomide alone, the two-year survival rate increased from 30 percent to 43 percent and the five-year survival rate increased from five percent to 13 percent. In September 2017, we announced results from health-related quality of life analyses from this same phase 3 pivotal trial. Patients treated with Optune in combination with temozolomide were able to maintain quality of life for longer compared to patients treated with temozolomide alone.  These data further support our belief that Optune plus temozolomide is an essential combination treatment for patients with newly diagnosed GBM.

We continue to work with payers to expand access to Optune for patients with newly diagnosed and recurrent GBM. As of September 30, 2017, more than 210 million Americans have available coverage for the use of Optune for newly diagnosed and/or recurrent GBM. Additionally, we have signed contracts to establish Optune as an in-network benefit for more than 178 million American lives. The percentage of our U.S. active patient population who are beneficiaries of the Medicare fee-for-service program, which has denied coverage for our claims to date, continues to range from 20 to 25 percent.

In Germany, we are able to bill healthcare payers for individual cases and each case is evaluated individually on its merits and under the payer’s specific rules for such cases. In the third quarter 2017, approximately half of German claims were approved for reimbursement. In September 2017, the German Federal Joint Committee, or G-BA, published its decision to support a clinical trial studying Optune for the treatment of newly diagnosed GBM. The proposed trial design will examine the benefit of starting Optune concurrent with radiation therapy and temozolomide prior to the initiation of maintenance temozolomide in accordance with Section 137e of the German Healthcare Provision Act. We anticipate that we will share the costs for the conduct of the clinical trial with the G-BA. The statutory health insurance funds will reimburse treatment costs, including the cost of Optune for clinical trial patients.  The G-BA decision is an important first step in the process to secure national reimbursement for Optune in Germany.

In August 2017, we signed a contract with the Federation of Austrian Social Insurance Institutions to grant reimbursement for Optune. All 18 Austrian insurance funds have agreed to participate in the contract, marking our first national reimbursement decision.  We are currently working to implement the contract and believe that our first payments for Austrian claims will begin in the fourth quarter 2017.

In April 2017, we submitted our applicate to the Federal Office of Public Health in Switzerland to secure a defined reimbursement rate for Optune based upon the long-term analysis of the EF-14 clinical trial data. We now believe a Swiss reimbursement decision will come no earlier than 2018. Until we secure a defined reimbursement rate, payment is not guaranteed.

In March 2017, we received Japanese Ministry of Health, Labour and Welfare (“MHLW”) approval for the second generation Optune. In March 2017, we filed an application to request a defined reimbursement rate for Optune based on the December 2016 regulatory approval of Optune to treat newly diagnosed GBM.  We are currently in active reimbursement discussions with the MHLW and believe that a reimbursement decision will come before the end of 2017.

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

We are currently planning or conducting clinical trials evaluating the use of TTFields in brain metastases, non-small-cell lung cancer (“NSCLC”), pancreatic cancer, ovarian cancer and mesothelioma. We anticipate expanding our clinical pipeline over time to study the safety and efficacy of TTFields for additional solid tumor indications. The table below presents the current status of our clinical pipeline and our expected next milestone for each.

In May 2017, we received humanitarian use device (HUD) designation for the use of TTFields for the treatment of pleural mesothelioma.  The HUD designation is the first step in obtaining a Humanitarian Device Exemption (HDE) for the treatment of pleural mesothelioma with TTFields.  An approved HDE would allow us to market TTFields in combination with standard of care chemotherapy as a treatment for pleural mesothelioma in the United States.

In October 2016, we enrolled the first patient in our METIS trial, a phase 3 pivotal trial testing the effectiveness of stereotactic radiosurgery plus TTFields compared to stereotactic radiosurgery alone in patients with brain metastases resulting from NSCLC. In September 2017, the FDA approved an IDE supplement amending the protocol for the METIS trial.  The protocol amendment is designed to accelerate the pace of enrollment by expanding the eligible patient population. Among other updates, the protocol now allows for the enrollment of patients with infratentorial brain metastases, based upon new scientific information to support a specialized array layout to treat infratentorial tumors.

We own all commercialization rights to TTFields in oncology. Our robust global patent and intellectual property portfolio consists of over 120 issued patents, with numerous additional patent applications pending worldwide. The patents have expected expiration dates between 2021 and 2035. We have also filed approximately 50 additional patent applications that, if issued, may protect aspects of our platform beyond 2035. We believe we will maintain exclusive rights to market TTFields for all solid tumor indications in our key markets through the life of our patents.

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

The number of active patients on Optune is our principal revenue driver. Growth in the number of active patients is a factor of both treatment duration and new patient starts. Median treatment duration differs based upon the clinical diagnosis of the patient. For the three months ended September 30, 2017, more than 60% of prescriptions received were for patients with newly diagnosed GBM.  The conversion of prescriptions to new patients is driven by the prescription fill rate and the time to fill. In the twelve months ended September 30, 2017, our prescription fill rate was between 70-75%.

The following table includes certain commercial operating statistics for and as of the end of the periods presented.

			September 30,
Operating statistics			2017	2016
Active patients at period end (1)
United States			1,234	783
EMEA (2) (*)			448	202
Japan (2)			1	-
			1,683	985

(*) including Germany			331	146

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Prescriptions received in period (3)
United States	805	569	2,293	1,800
EMEA (2) (*)	270	120	731	301
Japan (2)	1	1	5	1
	1,076	690	3,029	2,102

(*) including Germany	202	87	553	221

(1)

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

The following is a summary of gross billings and revenues recorded on an accrual basis and a cash basis by quarters (unaudited):

	2017			2016
U.S. dollars in millions	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Gross billings	$101.9	$87.2	$73.2	$63.8	$57.5	$54.0	$45.5

Accrual basis revenue	$35.7	$19.1	$14.7	$8.5	$0.0	$0.0	$0.0
Cash basis revenue for therapy provided in the period	3.1	5.7	5.9	6.3	8.9	7.6	5.6
Cash basis revenue for therapy provided in previous periods	11.3	13.6	14.3	15.5	12.7	10.3	7.4
Net revenues	$50.1	$38.4	$34.9	$30.2	$21.7	$17.9	$13.1

We began recognizing a portion of our net revenues on an accrual basis in the fourth quarter 2016. Prior to the third quarter 2017, all of the net revenues recognized on an accrual basis represent charges to certain U.S.-based third-party payers. Beginning in the third quarter 2017, net revenues recognized on an accrual basis represent charges to certain U.S.-based third-party payers and certain German payers. In the period of transition from cash-based to accrual-based revenue recognition, there is a one-time impact to net revenues as net revenues in the current period may also include revenues from gross billings from previous periods. In the table above, gross billings reflect the total charges for active patients on Optune without any deductions or adjustments for payer discounts, patient financial assistance, charitable care or other similar items.  The subsequent table line items detail the three sources of net revenue in the applicable reporting period.

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

Financial expenses, net.  Financial expenses, net primarily consists of interest expense and related debt issuance costs under our Term Loan Credit Facility (as defined below), interest income from cash balances and short-term investments and gains (losses) from foreign currency transactions.

We view our operations and manage our business in one operating segment. For the three and nine months ended September 30, 2017, our net revenues were $50.1 million and $123.4 million, respectively, and our net loss was $11.5 million and $50.7 million, respectively. Our net loss for the three and nine months ended September 30, 2017 includes $8.6 million and $20.8 million, respectively, in non-cash share-based compensation expense. As of September 30, 2017, we had an accumulated deficit of $571.3 million.

Three months ended September 30, 2017 compared to three months ended September 30, 2016

(All dollar figures in tables are in thousands unless otherwise indicated)

	Three months ended September 30,
	2017	2016	Change	% Change
Net revenues	$50,109	$21,674	$28,435	131%

Net revenues.  Net revenues increased $28.4 million, or 131%, to $50.1 million for the three months ended September 30, 2017 from $21.7 million for the three months ended September 30, 2016. This was primarily due to an increase of $17.2 million in commercial sales of Optune in the United States and an increase of $11.3 million in commercial sales of Optune in our other currently active markets, as well as the transition to accrual-based revenue recognition for a portion of our billings.

Cost of revenues.  Our cost of revenues increased by $4.0 million, or 36%, to $15.2 million for the three months ended September 30, 2017 from $11.1 million for the three months ended September 30, 2016.  The increase resulted primarily from the cost of shipping transducer arrays to a higher volume of commercial patients, as well as an increase in field equipment depreciation.  Cost of revenues includes $0.1 million of non-cash share-based compensation.

Operating Expenses.

	Three months ended September 30,
	2017	2016	Change	% Change
Research, development and clinical trials	$9,273	$10,233	$(960)	(9%)
Sales and marketing	16,387	15,865	522	3%
General and administrative	15,215	12,723	2,492	20%
Total operating expenses	$40,875	$38,821	$2,054	5%

Non-cash expenses:
Share-based compensation expense	$8,550	$5,466	$3,084	56%
Other non-cash expenses	600	708	(108)	(15%)
Total non-cash expenses	$9,150	$6,174	$2,976	48%

Total operating expenses, net of non-cash expenses *	$31,725	$32,647	$(922)	(3%)

*	This non-GAAP metric has been included because management believes that it provides for a more accurate year to year comparison of our operating expenses without the impact of non-cash items.

Research, development and clinical trials expenses.  Research, development and clinical trials expenses decreased $1.0 million, or 9%, to $9.3 million for the three months ended September 30, 2017 from $10.2 million for the three months ended September 30, 2016. The change is primarily due to a decrease in clinical trial expenses resulting from the conclusion of our EF-14 phase 3 pivotal trial in newly diagnosed GBM, a decrease in expenses related to the approval of our second generation Optune and a decrease in medical grants driven principally by timing, partially offset by an increase in clinical trial expenses for our LUNAR and METIS trials. These expenses include $1.0 million of non-cash share-based compensation.

Sales and marketing expenses.  Sales and marketing expenses increased $0.5 million, or 3%, to $16.4 million for the three months ended September 30, 2017 from $15.9 million for the three months ended September 30, 2016. The change was primarily due to an increase of $1.7 million in personnel costs, including an increase of $0.7 million in non-cash share-based compensation, and an increase of $0.4 million in commercial shipping charges, reflecting our expanding commercial operations in the United States and Germany. This was partially offset by a decrease of $1.6 million in marketing expenses primarily related to advertising and professional services for the launch of our second generation Optune and the communication of our inclusion in the updated National Comprehensive Cancer Network (NCCN) Clinical Practice Guidelines in Oncology for Central Nervous System Cancer (“NCCN Guidelines”).  These expenses include $1.9 million of non-cash share-based compensation.

General and administrative expenses.  General and administrative expenses increased $2.5 million, or 20%, to $15.2 million for the three months ended September 30, 2017 from $12.7 million for the three months ended September 30, 2016. The change was primarily due to an increase of $2.5 million in personnel costs, including an increase of $2.3 million in share based compensation. Personnel costs included $5.7 million of non-cash share-based compensation expense, including equity awards granted to our executive chairman and expenses related to our employee share purchase plan (“ESPP”).

Financial expenses, net.  Financial expenses remained consistent at $2.2 million for both the three months ended September 30, 2017 and the three months ended September 30, 2016.

	Three months ended September 30,
	2017	2016	Change	% Change
Income tax expenses	$3,423	$3,174	$249	8%

Income taxes.  Income taxes increased $0.2 million, or 8%, to $3.4 million for the three months ended September 30, 2017 from $3.2 million for the three months ended September 30, 2016. The increase was primarily a result of a change in the mix of applicable statutory tax rates in certain non-US jurisdictions.

Nine months ended September 30, 2017 compared to nine months ended September 30, 2016

(All dollar figures in tables are in thousands unless otherwise indicated)

	Nine months ended September 30,
	2017	2016	Change	% Change
Net revenues	$123,365	$52,646	$70,719	134%

Net revenues.  Net revenues increased by $70.7 million, or 134%, to $123.4 million for the nine months ended September 30, 2017 from $52.6 million for the nine months ended September 30, 2016. This was primarily due to an increase of $49.6 million in commercial sales of Optune in the United States and an increase of $21.2 million in commercial sales of Optune in our other currently active markets, as well as the transition to accrual-based revenue recognition for a portion of our billings.

Cost of revenues.  Our cost of revenues (excluding the impairment of field equipment described below) increased by $11.1 million, or 38%, to $40.0 million for the nine months ended September 30, 2017 from $28.9 million for the nine months ended September 30, 2016.  The increase resulted primarily from the cost of shipping transducer arrays to a higher volume of commercial patients, as well as an increase in field equipment depreciation.  Cost of revenues include $0.4 million of non-cash share-based compensation.

We received FDA approval on our PMA supplement application to market our second generation Optune in the United States in July 2016. In the second quarter 2016, we recorded an impairment loss with respect to the write-off of first generation Optune field equipment (finished goods and production stage) in the amount of $6.4 million that was not recoverable and was presented in cost of revenues. We do not expect the conversion to our second generation Optune to result in an additional material impairment charge in the future.

Operating Expenses.

	Nine months ended September 30,
	2017	2016	Change	% Change
Research, development and clinical trials	$28,055	$32,996	$(4,941)	(15%)
Sales and marketing	47,503	43,771	3,732	9%
General and administrative	42,660	38,010	4,650	12%
Total operating expenses	$118,218	$114,777	$3,441	3%

Non-cash expenses:
Share-based compensation expense	$20,407	$16,248	$4,159	26%
Other non-cash expenses	1,749	2,023	(274)	(14%)
Total non-cash expenses	$22,156	$18,271	$3,885	21%

Total operating expenses, net of non-cash expenses	$96,062	$96,506	$(444)	(0%)

*	This non-GAAP metric has been included because management believes that it provides for a more accurate year to year comparison of our operating expenses without the impact of non-cash items.

Research, development and clinical trials expenses.  Research, development and clinical trials expenses decreased $4.9 million, or 15%, to $28.1 million for the nine months ended September 30, 2017 from $33.0 million for the nine months ended September 30, 2016 . The change is primarily due to a decrease in clinical trial expenses resulting from the conclusion of our EF-14 phase 3 pivotal trial in newly diagnosed GBM, a decrease in expenses related to the approval of our second generation Optune and a decrease in medical grants driven principally by timing, partially offset by an increase in clinical trial expenses for our LUNAR and METIS trials. These expenses include $2.6 million of non-cash share-based compensation.

Sales and marketing expenses.  Sales and marketing expenses increased $3.7 million, or 9%, to $47.5 million for the nine months ended September 30, 2017 from $43.8 million for the nine months ended September 30, 2016. The change was primarily due to an increase of $6.1 million in personnel costs, including $0.4 million of non-cash share-based compensation, and an increase of $1.2 million in commercial shipping charges, reflecting our expanding commercial operations in the United States and Germany. This was partially offset by a decrease of $1.6 million in marketing expenses primarily related to advertising and professional services for the launch of our second generation Optune and the communication of our inclusion in the updated NCCN Guidelines.  These expenses include $4.3 million of non-cash share-based compensation.

General and administrative expenses.  General and administrative expenses increased $4.7 million, or 12%, to $42.7 million for the nine months ended September 30, 2017 from $38.0 million for the nine months ended September 30, 2016. The change was primarily due to an increase of $5.6 million in personnel costs, including $3.5 million in share based compensation, partially offset by a decrease of $0.9 million in professional services and other expenses. Personnel costs included $13.5 million of non-cash share-based compensation expense, including equity awards granted to our executive chairman and expenses related to our ESPP.

Financial expenses, net.  Financial expenses, net increased by $3.5 million, or 106%, to $6.8 million for the nine months ended September 30, 2017 from $3.3 million for the nine months ended September 30, 2016. The change was primarily due to an increase in interest expense, including amortization expense of the discount and deferred issuance costs, related to our July 2016 withdrawal of the remaining $75 million in available funds under the term loan credit facility that we, as borrower, entered into with BioPharma Secured Investments III Holdings Cayman LP, as lender, in January 2015, amended as of December 2016, February 2017 and September 2017 (collectively, the “Term Loan Credit Facility”).

	Nine months ended September 30,
	2017	2016	Change	% Change
Income tax expenses	$9,110	$8,944	$166	2%

Income taxes.  Income taxes increased by $0.2 million to $9.1 million for the nine months ended September 30, 2017 from $8.9 million for the nine months ended September 30, 2016. The increase was primarily a result of a change in the mix of applicable statutory tax rates in certain non-US jurisdictions.

Liquidity and Capital Resources

Sources of Liquidity

Since inception, we have financed our operations primarily through the issuance and sale of equity and the proceeds from long-term loans. As of September 30, 2017, we had received a total of $715.9 million from these activities. As of September 30, 2017, we had an accumulated deficit of $571.3 million since inception.

Our net losses were $50.7 million for the nine months ended September 30, 2017 and $131.8 million for the year ended December 31, 2016. Our net losses primarily resulted from costs incurred in connection with our pre-clinical and clinical trial programs, costs incurred in our commercial launch efforts, and general and administrative costs necessary to operate as a multi-national oncology business.

As of September 30, 2017, we had $82.1 million of cash and cash equivalents and $104.5 million of short-term investments.  We believe our cash and cash equivalents and short term investments as of September 30, 2017, are sufficient for our operations for at least the next twelve months, taking into consideration our existing business plan, our ability to control the timing of significant expense commitments and our upcoming milestone payment obligation discussed below.

In the first quarter of 2018, we anticipate making a milestone payment of $5.5 million (the “Milestone Payment”) to the Technion Research and Development Foundation (“Technion”) pursuant to the settlement agreement dated February 10, 2015 (the “Settlement Agreement”).  Pursuant to the Settlement Agreement, we are obligated to pay the Milestone Payment to Technion in the quarter following the quarter in which we achieve $250.0 million of cumulative net sales (as defined in the Settlement Agreement) (the “Net Sales Milestone”).  We anticipate achieving the Net Sales Milestone in the fourth quarter of 2017. We previously accrued for the anticipated Milestone Payment in the fourth quarter of 2016.

We also expect that our research, development and clinical trials expenses, sales and marketing expenses and general and administrative expenses will continue to increase over the next several years. As a result, we may need to raise additional capital in the future to fund our operations.

	Nine months ended September 30,
	2017	2016
Net cash used in operating activities	$(30,236)	$(93,867)
Net cash provided by investing activities	8,713	16,406
Net cash provided by financing activities	3,839	73,796
Net decrease in cash and cash equivalents	(17,684)	(3,665)
Effect of exchange rates on cash and cash equivalents	8	64
Changes in short-term investments	(15,994)	(30,277)
Net decrease in cash, cash equivalents and short-term investments	$(33,670)	$(33,878)

Operating activities

Net cash used in operating activities primarily represents our net loss for the periods presented. Adjustments to net loss for non-cash items include share-based compensation, depreciation and amortization, accrued interest and impairments. Operating cash flows are also impacted by changes in operating assets and liabilities, principally trade receivables, prepaid expenses, inventories, trade payables and accrued expenses.

Net cash used in operating activities was $30.2 million for the nine months ended September 30, 2017, as compared to $93.9 million for the nine months ended September 30, 2016, reflecting a net loss of $50.7 million and a change of $6.2 million in our net operating assets and liabilities, partially offset by non-cash charges of $26.7 million.

The change in our net operating assets and liabilities was primarily the result of an increase in other payables of $8.3 million, a decrease in other receivables of $4.5 million, an increase in other long-term liabilities and employee benefit liabilities, net of $1.4 million, and a decrease in inventories of $0.9 million offset by an increase in trade receivables of $16.7 million, a decrease in trade payables of $4.2 million, and an increase in other long-term assets of $0.5 million. Non-cash charges included $20.8 million of share-based compensation, $5.7 million of depreciation and amortization and $0.2 million in impairments.

Investing activities

Our investing activities consist primarily of capital expenditures to purchase property and equipment and field equipment, as well as investments in and redemptions of our short-term investments.

Net cash provided by investing activities was $8.7 million for the nine months ended September 30, 2017, compared to $16.4 million for the nine months ended September 30, 2016, reflecting an increase attributable to our receipt of $120.0 million from the maturity of short-term investments, partially offset by the purchase of $104.0 million of new short-term investments, purchases of $3.5 million of field equipment, purchases of $2.0 million of property and equipment, and a $1.9 million increase in restricted cash.

Financing activities

To date, our primary financing activities have been the sale of equity and the proceeds from long-term loans.

Net cash provided by financing activities was $3.8 million for the nine months ended September 30, 2017, as compared to $73.8 million for the nine months ended September 30, 2016, reflecting proceeds received from the exercise of warrants and options and our ESPP.

Our material outstanding indebtedness consists of our Term Loan Credit Facility.  As of September 30, 2017, the aggregate principal balance of amounts outstanding under the Term Loan Credit Facility was $100.0 million. We may prepay the term loans, in whole, at any time, and must prepay in the event of a change of control, in each case, subject to a pay-down fee, prepayment premium and/or make-whole payment. Interest on the outstanding loan is 10% annually, payable quarterly in arrears. The pay-down fee on all principal payments to be paid on the date such payments are made is 0.75% and the pre-payment fee if we prepay outstanding loan amounts prior to the first, second or third year from the initial funding date is 3.0%, 2.0% or 1.0%, respectively.

All obligations under the Term Loan Credit Facility are guaranteed by certain of our current and future domestic direct and indirect subsidiaries. In addition, the obligations under the Term Loan Credit Facility are secured by a first-priority security interest in substantially all of the property and assets of, as well as the equity interests owned by, us and the other guarantors.  On March 28, 2017, the Term Loan Credit Facility was amended as of February 21, 2017 to increase to $1.5 million the limit in the Company’s pledges and deposits security liability for reimbursement or indemnification obligations in respect of letters of credit or bank guarantees for the benefit of the Company’s landlords.  On September 29, 2017, the Term Loan Credit Facility was amended as of September 27, 2017 to increase the limit on the Company’s cash held at any financial institution to secure one or more letters of credit issued by such financial institution in respect of leased premises to $1.5 million, to increase the limit on the aggregate balance in certain of the Company’s operating accounts to $2.5 million, and to add certain provisions enabling the Company’s use of storage facilities to facilitate distribution of products to patients.

The Term Loan Credit Facility has a minimum liquidity covenant, which is tested quarterly. In addition, we must meet certain pro forma net sales requirements. The Term Loan Credit Facility also contains other customary covenants.

Contractual Obligations and Commitments

There were no material changes in our commitments under contractual obligations during the three months ended September 30, 2017.

The total amount of unrecognized tax benefits for uncertain tax positions was $3.5 million and $2.4 million at September 30, 2017 and December 31, 2016, respectively. Payment of these obligations would result from settlements with taxing authorities. Discussions with the taxing authorities are ongoing and we cannot estimate with reasonable certainty the timing or amount of any such payments.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements as defined under SEC rules.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2017, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

In January 2017, two putative class action lawsuits were filed against the Company, its directors and certain of its officers, as well as the underwriters in the Company’s October 2015 initial public offering.  The complaints, which purport to be brought on behalf of a class of persons and/or entities who purchased or otherwise acquired ordinary shares of the Company pursuant and/or traceable to the registration statement and prospectus issued in connection with the Company’s initial public offering, allege material misstatements and/or omissions in the Company’s initial public offering materials in alleged violation of the federal securities laws and seek compensatory damages, among other remedies.  The two actions have been consolidated and the plaintiffs filed a consolidated amended complaint on May 31, 2017.  The court granted the defendants’ motion to bifurcate the motion to dismiss into two stages: a threshold motion to dismiss for lack of personal jurisdiction, lack of subject matter jurisdiction, and insufficient process and service of process; and, if the matter is not dismissed following that threshold motion, a subsequent merits motion to dismiss regarding whether the allegations in the amended complaint state a claim under the securities laws. The defendants filed the threshold motion to dismiss on July 31, 2017, and the plaintiffs filed an opposition to the threshold motion to dismiss on September 29, 2017.  The Company believes that the amended complaint is without merit and plans to defend the consolidated lawsuits vigorously.  The Company has not accrued any amounts in respect of these lawsuits, as a liability is not probable and the amount of any potential liability cannot be reasonably estimated.

Item 1A.  Risk Factors

There have been no material changes to our risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In July 2017, an investor in our 2007 Series E preferred shares offering exercised warrants to purchase 1,293 ordinary shares with an exercise price of $3.59 per share.  We believe that this issuance was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Section 4(a)(2) of the Securities Act regarding transactions not involving a public offering.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
10.1	Third Amendment to Loan and Security Agreement, dated as of September 27, 2017, by and between the Company and BioPharma Secured Investments III Holdings Cayman LP	8-K	10/5/17	10.1
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X
32.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X
32.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X
99.1	NovoCure Limited Policy on Recoupment of Incentive Compensation	8-K	8/1/17	99.1
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Extension Presentation Linkbase Document				X

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

NovoCure Limited

Date: October 26, 2017	/s/ Wilco Groenhuysen
Wilco Groenhuysen
Chief Financial Officer
(principal financial and accounting officer and duly authorized officer)