Form 10-Q/A
period 2017-03-31
Novocure Ltd
filed 2017-12-15
CIK 1645113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

NovoCure Limited (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017, which was originally filed with the Securities and Exchange Commission (the “SEC”) on April 27, 2017 (the “Original Filing”), to add the internal control over financial reporting language in the introduction of paragraph 4 and paragraph 4(b) of the certifications of its principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This language was inadvertently omitted from the Section 302 Certifications attached to the Original Filing.  Because no financial statements are contained within this Amendment No. 1, paragraph 3 of the Section 302 Certifications has been omitted. The modified Section 302 Certifications are attached to this Amendment No. 1 as Exhibits 31.1 and 31.2.

Except as described above, no other changes have been made to the Original Filing. Except as otherwise indicated herein, this Amendment No. 1 continues to speak as of the date of the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and the Company’s other filings with the SEC. The filing of this Amendment No. 1 is not an admission that the Original Filing, when filed, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

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

Date: December 15, 2017

Novocure limited

By:	/s/ Wilhelmus Groenhuysen
Wilhelmus Groenhuysen
Chief Financial Officer
(Principal Accounting and Financial Officer)