Form 10-Q/A
period 2017-06-30
Novocure Ltd
filed 2017-12-15
CIK 1645113

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

EXPLANATORY NOTE

NovoCure Limited (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, which was originally filed with the Securities and Exchange Commission (the “SEC”) on July 27, 2017 (the “Original Filing”), to add the internal control over financial reporting language in the introduction of paragraph 4 and paragraph 4(b) of the certifications of its principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This language was inadvertently omitted from the Section 302 Certifications attached to the Original Filing.  Because no financial statements are contained within this Amendment No. 1, paragraph 3 of the Section 302 Certifications has been omitted. The modified Section 302 Certifications are attached to this Amendment No. 1 as Exhibits 31.1 and 31.2.

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