Form 10-Q
period 2018-06-30
NovoCure Ltd
filed 2018-07-26
CIK 1645113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 19, 2018
Ordinary shares, no par value	92,902,560 Shares

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

ii

NovoCure Limited

Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

NOVOCURE LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

	June 30,	December 31,
	2018	2017
	Unaudited	Audited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$114,456	$78,592
Short-term investments	104,499	104,719
Restricted cash	2,169	2,126
Trade receivables	37,643	29,567
Receivables and prepaid expenses	11,216	8,105
Inventories	19,906	22,025
Total current assets	289,889	245,134

LONG-TERM ASSETS:
Property and equipment, net	8,891	9,031
Field equipment, net	8,108	9,036
Severance pay fund	111	111
Other long-term assets	2,877	1,986
Total long-term assets	19,987	20,164

TOTAL ASSETS	$309,876	$265,298

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOVOCURE LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except share data)

	June 30,	December 31,
	2018	2017
	Unaudited	Audited
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Trade payables	$20,434	$17,206
Other payables and accrued expenses	24,813	32,996
Total current liabilities	45,247	50,202

LONG-TERM LIABILITIES:
Long-term loan, net of discount and issuance costs	149,195	97,342
Employee benefit liabilities	2,473	2,453
Other long-term liabilities	880	1,737
Total long-term liabilities	152,548	101,532

TOTAL LIABILITIES	197,795	151,734

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Share capital -
Ordinary shares no par value, unlimited shares authorized; issued and outstanding: 92,503,273 shares and 89,478,032 shares at June 30, 2018 (unaudited) and December 31, 2017, respectively	-	-
Additional paid-in capital	729,684	697,165
Accumulated other comprehensive loss	(1,273)	(1,343)
Accumulated deficit	(616,330)	(582,258)
Total shareholders' equity	112,081	113,564

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$309,876	$265,298

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOVOCURE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars in thousands (except share and per share data)

	Three months ended June 30,		Six months ended June 30,		Year ended December 31,
	2018	2017	2018	2017	2017
	Unaudited		Unaudited		Audited
Net revenues	$61,514	$38,376	$113,639	$73,256	$177,026
Cost of revenues	19,833	13,152	38,071	24,816	55,609

Gross profit	41,681	25,224	75,568	48,440	121,417

Operating costs and expenses:
Research, development and clinical trials	11,362	9,371	22,466	18,782	38,103
Sales and marketing	19,196	16,360	37,331	31,116	63,528
General and administrative	18,208	15,023	35,533	27,445	59,114

Total operating costs and expenses	48,766	40,754	95,330	77,343	160,745

Operating loss	(7,085)	(15,530)	(19,762)	(28,903)	(39,328)
Financial expenses, net	2,860	2,183	7,713	4,629	9,169

Loss before income taxes	(9,945)	(17,713)	(27,475)	(33,532)	(48,497)
Income taxes	5,565	3,461	8,759	5,687	13,165

Net loss	$(15,510)	$(21,174)	$(36,234)	$(39,219)	$(61,662)

Basic and diluted net loss per ordinary share	$(0.17)	$(0.24)	$(0.40)	$(0.45)	$(0.70)

Weighted average number of ordinary shares used in computing basic and diluted net loss per share	91,331,862	88,218,868	90,658,735	87,835,926	88,546,719

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

U.S. dollars in thousands

	Three months ended June 30,		Six months ended June 30,		Year ended December 31,
	2018	2017	2018	2017	2017
	Unaudited		Unaudited		Audited
Net loss	$(15,510)	$(21,174)	$(36,234)	$(39,219)	$(61,662)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustments	11	1	21	10	8
Pension benefit plan	44	183	49	134	532
Total comprehensive loss	$(15,455)	$(20,990)	$(36,164)	$(39,075)	$(61,122)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOVOCURE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

U.S. dollars in thousands (except share data)

	Ordinary shares	Additional paid-in	Accumulated other comprehensive	Accumulated	Total shareholders'
	Shares	capital	loss	deficit	equity
Balance as of December 31, 2017 (audited)	89,478,032	$697,165	$(1,343)	$(582,258)	$113,564

Proceeds from issuance of shares	54,386	938	-	-	938
Share-based compensation to employees	-	18,726	-	-	18,726
Exercise of options and warrants and vested RSUs	2,970,855	12,855	-	-	12,855
Cumulative effect adjustment on retained earnings (*)	-		-	2,162	2,162
Other comprehensive income, net of tax benefit of $8	-	-	70	-	70
Net loss	-	-	-	(36,234)	(36,234)
Balance as of June 30, 2018 (Unaudited)	92,503,273	$729,684	$(1,273)	$(616,330)	$112,081

(*)	Resulting from the adoption of ASC 606.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOVOCURE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Three months ended June 30,		Six months ended June 30,		Year ended December 31,
	2018	2017	2018	2017	2017
	Unaudited		Unaudited		Audited
Cash flows from operating activities:
Net loss	$(15,510)	$(21,174)	$(36,234)	$(39,219)	$(61,662)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,287	1,811	4,490	3,471	7,677
Asset write-downs and impairment of field equipment	93	59	142	134	241
Share-based compensation to employees	10,206	7,570	18,726	12,131	27,116
Increase in trade receivables	(3,599)	(2,064)	(5,271)	(7,550)	(23,228)
Amortization of discount	(370)	103	2,057	209	252
Decrease (increase) in receivables and prepaid expenses	(1,277)	3,354	(3,111)	(1,461)	1,979
Decrease in inventories	482	803	2,120	403	3,524
Increase in other long-term assets	(278)	(38)	(898)	(294)	(554)
Increase (decrease) in trade payables	1,016	(1,638)	3,229	(5,195)	(1,150)
Increase (decrease) in other payables and accrued expenses	(528)	4,888	(8,828)	3,478	14,460
Increase in employee benefit liabilities, net	1	130	77	239	440
Increase (decrease) in other long-term liabilities	(16)	321	(816)	870	(2,229)
Net cash used in operating activities	$(7,493)	$(5,875)	$(24,317)	$(32,784)	$(33,134)

Cash flows from investing activities:
Purchase of property and equipment	$(854)	$(376)	$(1,591)	$(1,406)	$(2,459)
Purchase of field equipment	(604)	(859)	(1,974)	(2,261)	(4,907)
Proceeds from maturity of short-term investments	60,000	60,000	105,000	120,000	120,000
Purchase of short-term investments	(59,384)	(59,352)	(104,134)	(104,006)	(104,006)
Net cash provided by (used in) investing activities	$(842)	$(587)	$(2,699)	$12,327	$8,628

Cash flows from financing activities:
Proceeds from issuance of shares, net	$938	$781	$938	$781	$1,540
Proceeds from long-term loan, net	-	-	149,150	-	-
Proceeds from other long-term loans	-	19	-	19	19
Repayment of long-term loan	-	-	(100,000)	-	-
Repayment of other long-term loan	(24)	(19)	(41)	(37)	(76)
Exercise of options and warrants	10,274	1,286	12,855	1,363	3,685
Net cash provided by financing activities	$11,188	$2,067	$62,902	$2,126	$5,168

Effect of exchange rate changes on cash and cash equivalents	$11	$(1)	$21	$10	$8

Increase (decrease) in cash, cash equivalents and restricted cash	2,864	(4,396)	35,907	(18,321)	(19,330)
Cash, cash equivalents and restricted cash at beginning of period	113,761	86,123	80,718	100,048	100,048

Cash, cash equivalents and restricted cash at the end of the period	$116,625	$81,727	$116,625	$81,727	$80,718

Supplemental cash flow activities:
Cash paid during the period for:
Income taxes	$8,256	$1,500	$12,014	$4,902	$10,286
Interest	$3,416	$2,533	$6,425	$5,041	$10,162

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

To recognize revenue under ASC 606, the Company applies the following five steps:

1. Identify the contract with a patient.   A contract with a patient exists when (i) the Company enters into an enforceable contract with a patient that defines each party’s rights regarding delivery of and payment for Optune, (ii) the contract has commercial substance and (iii) the Company determines that collection of substantially all consideration for Optune is probable based on the payer’s intent and ability to pay the promised consideration. The evidence of a contract generally consists of a prescription, a patient service agreement and the verification of the assigned payer for the contract and intention to collect.

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

In accordance with ASC 606, the impact of our adoption of ASC 606 on our condensed consolidated statements of income for the six and three months ended June 30, 2018 were a decrease in net revenues of $5,531 and $1,993, respectively, an increase in net loss of $5,371 and $2,035, respectively, and a decrease in our basic and diluted net loss per ordinary share of $0.06 and $0.02, respectively.  The impact of our adoption of Topic 606 on our balance sheet as of June 30, 2018 was a decrease in trade receivables of $2,760, an increase to other payables and accrued expenses (deferred revenues net of tax provision) of $521 and an accumulated deficit as of June 30, 2018 of $3,209.

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

In June 2018, FASB issued ASU 2018-07 to expand the scope of ASC Topic 718, Compensation - Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company is evaluating the effects of this standard on its consolidated financial statements.

NOTE 2: SHORT-TERM INVESTMENTS

The Company invests in marketable U.S. Treasury Bills (“T-bills”) that are classified as held-to-maturity securities. The amortized cost and recorded basis of the T-bills are presented as short-term investments in the amount of $104,499 and $104,719 as of June 30, 2018 and December 31, 2017, respectively, and their estimated fair value as of June 30, 2018 and December 31, 2017 was $104,512 and $104,655, respectively.

NOTE 3: INVENTORIES

Inventories are stated at the lower of cost or market. The weighted average methodology is applied to determine cost. As of June 30, 2018 and December 31, 2017, the Company’s inventories were composed of:

	June 30,	December 31,
	2018	2017
	Unaudited	Audited
Raw materials	$2,519	$4,276
Work in progress	5,267	8,435
Finished products	12,120	9,314
Total	$19,906	$22,025

NOTE 4: COMMITMENTS AND CONTINGENT LIABILITIES

The facilities of the Company are leased under various operating lease agreements for periods ending no later than 2024. The Company also leases motor vehicles under various operating leases, which expire on various dates, the latest of which is in 2021.

As of June 30, 2018 and December 31, 2017, the Company pledged bank deposits of $1,145 and $1,038, respectively, to cover bank guarantees in respect of its leases of operating facilities and obtained bank guarantees for the fulfillment of the Company’s lease and other contractual commitments of $1,305 and $1,202, respectively.

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

Total net issuance costs of the 2018 Credit Facility, which were $805 as of June 30, 2018, are presented net of the 2018 Credit Facility proceeds and are amortized to interest expense over the five year term of the loan using the effective interest method.

On February 7, 2018, the Company’s 2015 term loan credit facility was terminated upon the Company’s repayment in full of the term loan issued thereunder. The un-amortized discount in the amount of $1,160 and issuance costs in the amount of $1,399 were fully amortized and included in the Company’s first quarter finance expenses.

NOTE 6: SHARE CAPITAL

For the six months ended June 30, 2018, warrants to purchase 201,692 ordinary shares with an exercise price of $3.59 per share were cashlessly exercised, resulting in the issuance of 167,212 ordinary shares.  Also, warrants to purchase 1,549 ordinary shares with an exercise price of $3.59 per share were exercised for cash. For the six months ended June 30, 2018, options to purchase 2,253,654 ordinary shares were exercised, resulting in the issuance of 2,251,676 ordinary shares.

NOTE 7: EQUITY INCENTIVE PLANS

In September 2015, the Company adopted the 2015 Omnibus Incentive Plan (the “2015 Plan”).  Under the 2015 Plan, the Company can issue various types of equity compensation awards such as share options, restricted shares, performance shares, restricted stock units (“RSUs”), performance units, long-term cash awards and other share-based awards.

Options granted under the 2015 Plan generally have a four-year vesting period and expire ten years after the date of grant. Options granted under the 2015 Plan that are cancelled or forfeited before expiration become available for future grants. RSUs granted under the 2015 Plan vest in equal installments over a three-year period.  As of June 30, 2018, 10,416,052 ordinary shares were available for grant under the 2015 Plan.

A summary of the status of the Company’s option plans as of June 30, 2018 and changes during the period then ended is presented below:

	Six months ended June 30, 2018
	Unaudited
	Number of options	Weighted average exercise price
Outstanding at beginning of year	14,806,027	$10.64
Granted	2,199,389	22.31
Exercised	(2,253,654)	6.54
Forfeited and cancelled	(127,262)	14.59
Outstanding as of June 30, 2018	14,624,500	$12.99

Exercisable options	5,955,869	$10.20

A summary of the status of the Company’s RSUs as of June 30, 2018 and changes during the period then ended is presented below:

	Six months ended June 30, 2018
	Unaudited
	Number of RSUs	Weighted average grant date fair value price
Unvested at beginning of year	1,651,219	$9.66
Granted	482,232	22.20
Vested	(550,418)	9.66
Forfeited and cancelled	(10,760)	12.13
Unvested as of June 30, 2018	1,572,273	$13.49

In September 2015, the Company adopted an employee share purchase plan (“ESPP”) to encourage and enable eligible employees to acquire ownership of the Company’s ordinary shares purchased through accumulated payroll deductions on an after-tax basis. In the United States, the ESPP is intended to be an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code and the provisions of the ESPP will be construed in a manner consistent with the requirements of such section. The Company began its offerings under the ESPP on August 1, 2016. As of June 30, 2018, 2,223,319 ordinary shares were available to be purchased by eligible employees under the ESPP and 314,207 shares had been issued under the ESPP.

The fair value of share-based awards was estimated using the Black-Scholes model for all equity grants. For market condition awards, the Company also applied the Monte-Carlo simulation model, with the following underlying assumptions:

	Six months ended June 30,		Year ended December 31,
	2018	2017	2017
	Unaudited		Audited
Stock Option Plans
Expected term (years)	5.50-6.25	5.50-6.25	5.50-6.25
Expected volatility	52%-55%	57%-59%	57%-59%
Risk-free interest rate	2.70%-2.89%	1.99%-2.23%	1.97%-2.23%
Dividend yield	0.00%	0.00%	0.00%
ESPP
Expected term (years)	0.50	0.50	0.50
Expected volatility	53%	82%	76%-82%
Risk-free interest rate	1.61%	0.62%	0.62%-1.13%
Dividend yield	0.00%	0.00%	0.00%

The total non-cash share-based compensation expense related to all of the Company’s equity-based awards recognized for the three and six months ended June 30, 2018 and 2017 and the year ended December 31, 2017 was:

	Three months ended June 30,		Six months ended June 30,		Year ended December 31,
	2018	2017	2018	2017	2017
	Unaudited		Unaudited		Audited
Cost of revenues	$263	$131	$428	$274	$467
Research, development and clinical trials	1,286	811	2,192	1,673	3,587
Sales and marketing	1,893	1,735	3,329	2,390	3,784
General and administrative	6,764	4,893	12,777	7,794	19,278
Total share-based compensation expense	$10,206	$7,570	$18,726	$12,131	$27,116

NOTE 8: SUPPLEMENTAL INFORMATION

The Company operates in a single reportable segment.

The following table presents long-lived assets by location:

	June 30,	December 31,
	2018	2017
	Unaudited	Audited
United States	$9,731	$10,372
Switzerland	4,211	5,114
Israel	2,238	2,081
Others	819	500
Total	$16,999	$18,067

The Company’s revenues by geographic region, based on the customer’s location, are summarized as follows:

	Three months ended June 30,		Six months ended June 30,		Year ended December 31,
	2018	2017	2018	2017	2017
	Unaudited		Unaudited		Audited
United States	$41,935	$31,367	$79,738	$60,526	$134,688
EMEA (*)	18,522	6,891	32,396	12,559	42,035
Japan	1,057	118	1,505	171	303
Total	$61,514	$38,376	$113,639	$73,256	$177,026

(*) including Germany	$17,651	$6,817	$31,009	$12,216	$40,215

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist you in better understanding and evaluating our financial condition and results of operations. We encourage you to read this MD&A in conjunction with our consolidated financial statements and the notes thereto for the period ended June 30, 2018 included in Part I, Item 1 of this Quarterly Report on Form 10-Q.  This discussion contains forward-looking statements that involve risks and uncertainties.  As a result of many factors, such as those set forth under Part I, Item 1A, “Risk Factors”, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “2017 10-K”), our actual results may differ materially from those anticipated in these forward-looking statements. References to the words “we,” “our,” “us,” and the “Company” in this report refer to NovoCure Limited, including its consolidated subsidiaries.

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

We continue to work with payers to expand access to Optune for patients with newly diagnosed and recurrent GBM. As of June 30, 2018, we estimate that more than 227 million Americans had coverage of Optune for newly diagnosed and/or recurrent GBM. Additionally, we had signed contracts to establish Optune as an in-network benefit for more than 220 million American lives. The percentage of our U.S. active patient population who are beneficiaries of the Medicare fee-for-service program, which has denied coverage for our claims to date, continues to range from 20 to 25 percent. In Germany, we are able to bill healthcare payers for individual cases and have started the formal process to secure national reimbursement through a clinical trial. We have received national reimbursement for Optune in Japan and Austria, and we are pursuing reimbursement for Optune in Switzerland and Israel.

Medicare has the authority to issue national coverage determinations or to defer coverage decisions to its regional Medicare Administrative Contractors (“MACs”). Medicare has not issued a national coverage determination for Optune. The two MACs that currently administer the durable medical equipment (“DME”) benefit for Medicare issued a joint local coverage determination (“LCD”) policy in 2014 stating that Optune is not reasonable and necessary for the treatment of recurrent GBM. On June 20, 2018, we submitted an LCD reconsideration request to the Medicare DME MACs. Our decision to file for coverage follows the announcement by the Centers for Medicare and Medicaid Services (“CMS”) in June 2018 that it has developed a methodology that will recognize current commercial pricing for newly covered DME items and that commercial pricing information will be taken into account when establishing a new fee schedule amount. We believe this methodology reflects the significant progress made during our multi-year dialogue with CMS and will generate a commercially acceptable price for Optune in the U.S. for the Medicare fee-for-service program.

The MACs should make a final LCD reconsideration decision within 90 days of the June 20th submission. The decision will state whether the MACs intend to keep the policy as is or make it less restrictive. If the final decision made is to revise the LCD, the normal process for LCD development would then be followed. While the timeline for LCD development is not fixed and can vary widely, we believe it will take approximately six months from a decision to revise the LCD to secure Medicare coverage and payment for Optune.

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

We are currently planning or conducting clinical trials evaluating the use of Tumor Treating Fields in brain metastases, non-small-cell lung cancer (“NSCLC”), pancreatic cancer, ovarian cancer, mesothelioma and liver cancer. We anticipate expanding our clinical pipeline over time to study the safety and efficacy of Tumor Treating Fields for additional solid tumor indications.

In April 2018, we reported positive top-line results from our STELLAR phase 2 pilot trial in mesothelioma. These results exceeded the results of the interim analysis for all efficacy endpoints and demonstrated clinically meaningful improvements in overall survival and progression free survival among patients who received Tumor Treating Fields plus standard of care chemotherapy, pemetrexed and cisplatin or carboplatin, compared to historical control data of patients who received standard of care chemotherapy alone. The STELLAR data has been accepted as a mini-oral presentation at the 19th World Conference on Lung Cancer hosted by the International Association for the Study of Lung Cancer (IASLC) in September 2018.  We plan to submit a Humanitarian Device Exemption application to the FDA for approval in upcoming months and anticipate a 2019 launch in the United States, pending regulatory approval.

In June 2018, we opened a single-arm, phase 2 pilot clinical trial in liver cancer, the HEPANOVA trial, which will study Tumor Treating Fields in combination with sorafenib, a chemotherapy drug, as a treatment in 25 patients with advanced liver cancer. We anticipate first patient enrollment in the second half of 2018.The table below presents the current status of the ongoing or completed clinical trials in our pipeline and our expected next milestone for each.

Financial Overview. We view our operations and manage our business in one operating segment. For the three and six months ended June 30, 2018, our net revenues were $61.5 million and $113.6 million, respectively, and our net loss was $15.5 million and $36.2 million, respectively. Our net loss for the three and six months ended June 30, 2018 includes $10.2 million and $18.7 million, respectively, in non-cash share-based compensation expense. As of June 30, 2018, we had an accumulated deficit of $616.3 million.

Critical Accounting Policies and Estimates

In accordance with U.S. generally accepted accounting principles (“GAAP”), in preparing our financial statements, we must make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of net revenues and expenses during the reporting period. We develop and periodically change these estimates and assumptions based on historical experience and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates.

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

Results of Operations

The following table includes certain commercial patient operating statistics for and as of the end of the periods presented.

			June 30,
Operating statistics			2018	2017
Active patients at period end (1)
United States			1,575	1,083
EMEA (*)			557	376
Japan			37	1
			2,169	1,460

(*) including Germany			387	278

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Gross billings (in millions)	$135.6	$87.2	$261.8	$160.4

Prescriptions received in period (2)
United States	947	803	1,893	1,488
EMEA (*)	265	255	547	461
Japan	32	1	62	4
	1,244	1,059	2,502	1,953

(*) including Germany	190	189	400	351

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

For the second quarter 2018, we estimate an average global penetration rate of 26% in our currently active markets, with 30% in the United States, 20% in Germany and 8% in Japan. Newly diagnosed GBM grew to represent nearly 75% of our total prescription volume in the three months ended June 30, 2018 with more than 900 prescriptions written for patients with newly diagnosed GBM in the quarter.

Three months ended June 30, 2018 compared to three months ended June 30, 2017

(All dollar figures in tables are in thousands unless otherwise indicated)

	Three months ended June 30,
	2018	2017	Change	% Change
Net revenues	$61,514	$38,376	$23,138	60%

Net revenues.  Net revenues increased $23.1 million, or 60%, to $61.5 million for the three months ended June 30, 2018 from $38.4 million for the three months ended June 30, 2017. Revenue growth was driven by increased Optune adoption in the United States and Germany, initial launch efforts in Japan and by an improvement in the gross-to-net revenue spread.

	Three months ended June 30,
	2018	2017	Change	% Change
Cost of revenues	$19,833	$13,152	$6,681	51%

Non-cash expenses:
Share-based compensation expense	$263	$131	$132	101%
Depreciation	1,652	1,238	414	33%
Total non-cash expenses	$1,915	$1,369	$546	40%

Total cost of revenues, net of non-cash expenses (non-GAAP) (*)	$17,918	$11,783	$6,135	52%

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

Cost of revenues.  Our cost of revenues increased by $6.7 million, or 51%, to $19.8 million for the three months ended June 30, 2018 from $13.2 million for the three months ended  June 30, 2017.  The increase resulted primarily from the cost of shipping transducer arrays to a higher volume of commercial patients, as well as an increase in field equipment depreciation.  Cost of revenues includes $0.3 million of non-cash share-based compensation.

Operating Expenses.

	Three months ended June 30,
	2018	2017	Change	% Change
Research, development and clinical trials	$11,362	$9,371	$1,991	21%
Sales and marketing	19,196	16,360	2,836	17%
General and administrative	18,208	15,023	3,185	21%
Total operating expenses	$48,766	$40,754	$8,012	20%

Non-cash expenses:
Share-based compensation expense	$9,943	$7,439	$2,504	34%
Other non-cash expenses	635	573	62	11%
Total non-cash expenses	$10,578	$8,012	$2,566	32%

Total operating expenses, net of non-cash expenses (non-GAAP) (*)	$38,188	$32,742	$5,446	17%

Research, development and clinical trials expenses.  Research, development and clinical trials expenses increased 2.0 million, or 21%, to $11.4 million for the three months ended June 30, 2018 from $9.4 million for the three months ended June 30, 2017. The change is primarily due to an increase in clinical trial and personnel expenses for our LUNAR, METIS, and PANOVA trials and an increase in costs associated with regulatory affairs. These expenses include $1.3 million of non-cash share-based compensation.

Sales and marketing expenses.  Sales and marketing expenses increased $2.8 million, or 17%, to $19.2 million for the three months ended June 30, 2018 from $16.4 million for the three months ended June 30, 2017. The change was primarily due to increased marketing and market access expenses, increased personnel and facility expenses to support our geographical expansion in Japan and Austria and an increase in share-based compensation.  These expenses include $1.9 million of non-cash share-based compensation.

General and administrative expenses.  General and administrative expenses increased $3.2 million, or 21%, to $18.2 million for the three months ended June 30, 2018 from $15.0 million for the three months ended June 30, 2017. The change was primarily due to an increase in share based compensation and an increase in professional services. These expenses included $6.8 million of non-cash share-based compensation expense.

	Three months ended June 30,
	2018	2017	Change	% Change
Financial expenses, net	$2,860	$2,183	$677	31%

Financial expenses, net.  Financial expenses increased $0.7 million, or 31%, to $2.9 million for the three months ended June 30, 2018 from $2.2 million for the three months ended June 30, 2017.  The change was primarily due interest expenses on our new $150 million term loan credit facility. For additional information, see Note 5 to our Unaudited Consolidated Financial Statements.

	Three months ended June 30,
	2018	2017	Change	% Change
Income tax expenses	$5,565	$3,461	$2,104	61%

Income taxes.  Income taxes increased $2.1 million, or 61%, to $5.6 million for the three months ended June 30, 2018 from $3.5 million for the three months ended June 30, 2017. The increase was primarily a result of a higher number of active patients, partially offset by a change in the mix of applicable statutory tax rates in certain active jurisdictions.

Six months ended June 30, 2018 compared to six months ended June 30, 2017

(All dollar figures in tables are in thousands unless otherwise indicated)

	Six months ended June 30,
	2018	2017	Change	% Change
Net revenues	$113,639	$73,256	$40,383	55%

Net revenues.  Net revenues increased $40.4 million, or 55%, to $113.6 million for the six months ended June 30, 2018 from $73.3 million for the six months ended June 30, 2017. Revenue growth was driven by increased Optune adoption in the United States and

Germany and initial launch efforts in Japan, partially offset by the absence of one-time benefits from the 2017 cash to accrual revenue recognition transition.

	Six months ended June 30,
	2018	2017	Change	% Change
Cost of revenues	$38,071	$24,816	$13,255	53%

Non-cash expenses:
Share-based compensation expense	$428	$274	$154	56%
Depreciation	3,168	2,322	846	36%
Total non-cash expenses	$3,596	$2,596	$1,000	39%

Total cost of revenues, net of non-cash expenses (non-GAAP) (*)	$34,475	$22,220	$12,255	55%

Cost of revenues.  Our cost of revenues increased by $13.3 million, or 53%, to $38.1 million for the six months ended June 30, 2018 from $24.8 million for the six months ended June 30, 2017.  The increase resulted primarily from the cost of shipping transducer arrays to a higher volume of commercial patients, as well as an increase in field equipment depreciation.  Cost of revenues includes $0.4 million of non-cash share-based compensation.

Operating Expenses.

	Six months ended June 30,
	2018	2017	Change	% Change
Research, development and clinical trials	$22,466	$18,782	$3,684	20%
Sales and marketing	37,331	31,116	6,215	20%
General and administrative	35,533	27,445	8,088	29%
Total operating expenses	$95,330	$77,343	$17,987	23%

Non-cash expenses:
Share-based compensation expense	$18,298	$11,857	$6,441	54%
Other non-cash expenses	1,322	1,149	173	15%
Total non-cash expenses	$19,620	$13,006	$6,614	51%

Total operating expenses, net of non-cash expenses (non-GAAP) (*)	$75,710	$64,337	$11,373	18%

Research, development and clinical trials expenses.  Research, development and clinical trials expenses increased $3.7 million, or 20%, to $22.5 million for the six months ended June 30, 2018 from $18.8 million for the six months ended June 30, 2017. The change is primarily due to an increase in clinical trial and personnel expenses for our LUNAR, METIS, and PANOVA trials. These expenses include $2.2 million of non-cash share-based compensation.

Sales and marketing expenses.  Sales and marketing expenses increased $6.2 million, or 20%, to $37.3 million for the six months ended June 30, 2018 from $31.1 million for the six months ended June 30, 2017. The change was primarily due to increased marketing and market access expenses, increased personnel and facility expenses to support our geographical expansion in Japan and Austria and an increase in share-based compensation.  These expenses include $3.3 million of non-cash share-based compensation.

General and administrative expenses.  General and administrative expenses increased $8.1 million, or 29%, to $35.5 million for the six months ended June 30, 2018 from $27.4 million for the six months ended June 30, 2017. The change was primarily due to an increase in share based compensation and an increase in professional services. These expenses included $12.8 million of non-cash share-based compensation expense.

	Six months ended June 30,
	2018	2017	Change	% Change
Financial expenses, net	$7,713	$4,629	$3,084	67%

Financial expenses, net.  Financial expenses increased $3.1 million, or 67%, to $7.7 million for the six months ended June 30, 2018 from $4.6 million for the six months ended June 30, 2017. The change was primarily due to accelerated amortization costs triggered by the repayment of our 2015 term loan credit facility and interest expenses on our new $150 million term loan credit facility. For additional information, see Note 5 to our Unaudited Consolidated Financial Statements.

	Six months ended June 30,
	2018	2017	Change	% Change
Income tax expenses	$8,759	$5,687	$3,072	54%

Income taxes.  Income taxes increased $3.1 million, or 54%, to $8.8 million for the six months ended June 30, 2018 from $5.7 million for the six months ended June 30, 2017. The increase was primarily a result of revenue growth and the mix of applicable statutory tax rates in certain active jurisdictions.

Liquidity and Capital Resources

We have incurred significant losses and cumulative negative cash flows from operations since our founding in 2000. We were operated as a development stage company through December 31, 2011.  Since that time, we have been actively engaged in the global commercialization of Optune, as well as the research and development of other applications of Tumor Treating Fields. We anticipate continuing to incur significant costs associated with commercializing our delivery systems for approved indications. We expect our research, development and clinical trials expenses to increase in connection with our ongoing activities and as additional indications enter late-stage clinical development. Please refer to the risk factor entitled “To date, we have incurred substantial operating losses,” in Part I, Item 1A “Risk Factors” of our 2017 10-K for additional information. We expect to continue to incur significant expenses and operating losses for at least the next several years. Until we can generate substantial revenues (which may not occur), we expect to finance our cash needs through our existing cash, cash equivalents, short-term investments, equity issuances or additional debt, and possibly also from collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. We will need to generate significant revenues to achieve profitability, and we may never do so.

Sources of Liquidity

Since inception, we have financed our operations primarily through the issuance and sale of equity and the proceeds from long-term loans. As of June 30, 2018, we had received a total of $780.1 million from these activities. As of June 30, 2018, we had an accumulated deficit of $616.3 million.

Our net losses were $36.2 million for the six months ended June 30, 2018 and $61.7 million for the year ended December 31, 2017. Our net losses primarily resulted from costs incurred in connection with our pre-clinical and clinical trial programs, costs incurred in our commercial efforts, and general and administrative costs necessary to operate as a multi-national oncology business.

In the first quarter of 2018, we made a milestone payment of $5.5 million (the “Milestone Payment”) to the Technion Research and Development Foundation (“Technion”) pursuant to the settlement agreement dated February 10, 2015 (the “Settlement Agreement”).  We previously accrued for the anticipated Milestone Payment in the fourth quarter of 2016.  We have no further financial obligations to Technion under the Settlement Agreement. For additional information, see Note 4 to our Unaudited Consolidated Financial Statements.

As of June 30, 2018, we had $114.5 million of cash and cash equivalents and $104.5 million of short-term investments.  We believe our cash and cash equivalents and short-term investments as of June 30, 2018, are sufficient for our operations for at least the next twelve months, based upon our existing business plan and our ability to control the timing of significant expense commitments.

We expect that our research, development and clinical trials expenses, sales and marketing expenses and general and administrative expenses will continue to increase over the next several years and may outpace our gross profits. As a result, we may need to raise additional capital to fund our operations.

	Six months ended June 30,
	2018	2017
Net cash used in operating activities	$(24,317)	$(32,783)
Net cash provided by (used in) investing activities	(2,699)	12,327
Net cash provided by financing activities	62,902	2,126
Net increase (decrease) in cash, cash equivalents and restricted cash	35,886	(18,330)
Effect of exchange rates on cash, cash equivalents and restricted cash	21	10
Changes in short-term investments	(220)	(15,668)
Net increase (decrease) in cash, cash equivalents, short-term investments and restricted cash	$35,687	$(33,988)

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

Net cash used in operating activities was $24.3 million for the six months ended June 30, 2018, as compared to $32.8 million for the six months ended June 30, 2017, reflecting a net loss of $36.2 million and a change of $13.5 million in our net operating assets and liabilities, partially offset by non-cash charges of $25.4 million.

The change in our net operating assets and liabilities was primarily the result of an increase in trade payables of $3.2 million and a decrease in inventories of $2.1 million offset by a decrease in other payables of $8.8 million, an increase in trade receivables of $5.3 million, an increase in other receivables of $3.1 million, an increase in other long-term assets of $0.9 million and a decrease in other long term liabilities of $0.8 million. Non-cash charges included $18.7 million of share-based compensation, $2.1 million of amortization of discount, and $4.5 million of depreciation and amortization.

Investing activities

Our investing activities consist primarily of capital expenditures to purchase property and equipment and field equipment, as well as investments in and redemptions of our short-term investments.

Net cash used in investing activities was $2.7 million for the six months ended June 30, 2018, compared to $12.3 million provided by investing activities for the six months ended June 30, 2017, reflecting an increase attributable to our receipt of $105 million from the maturity of short-term investments, offset by the purchase of $104.1 million of new short-term investments, purchases of $2.0 million of field equipment, and purchases of $1.6 million of property and equipment.

Financing activities

To date, our primary financing activities have been the sale of equity and the proceeds from long-term loans.

Net cash provided by financing activities was $62.9 million for the six months ended June 30, 2018, as compared to $2.1 million for the six months ended June 30, 2017, reflecting net proceeds from long-term loan of $149.1 million, proceeds of $12.9 million from the exercise of warrants and options and proceeds of $0.9 million from the issuance of shares through our employee share purchase plan, partially offset by the repayment of long-term loan of $100.0 million.

Our material outstanding indebtedness consists of our term loan credit facility.  As of June 30, 2018, the aggregate principal balance of amounts outstanding under the term loan credit facility was $150.0 million. We may prepay the term loan, in full, at any time. We must prepay the term loan (i) in full or in part upon the entry into certain licensing arrangements and (ii) in full in the event of a change of control. In each case, any prepayment (whether permitted or mandatory) is subject to a prepayment premium and/or make-whole payment. The pre-payment fee if we prepay outstanding loan amounts prior to February 7, 2021 is 2.0% and is 1.0% if made after the February 7, 2021 but prior to February 7, 2022.

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

Contractual Obligations and Commitments

Except as noted below, there were no material changes in our commitments under contractual obligations during the six months ended June 30, 2018.

The total amount of unrecognized tax benefits for uncertain tax positions was $0.1 million and $2.8 million at June 30, 2018 and December 31, 2017, respectively. The tax audit in Israel concluded in the first quarter of 2018, resulting in a payment of $2.5 million in the second quarter of 2018.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements as defined under SEC rules.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the information disclosed in our 2017 10-K.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no material changes to our legal proceedings disclosed in the 2017 10-K.

Item 1A.  Risk Factors

There have been no material changes to our risk factors disclosed in Part I, Item 1A “Risk Factors to our 2017 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
3.1	Amended and Restated Articles of Association	8-K	6/6/18	3.1
10.1	Form of Incentive Stock Option Agreement pursuant to the NovoCure Limited 2015 Omnibus Incentive Plan – Form of Performance Option Agreement for Israel	8-K	4/4/18	10.1
10.2	Form of Restricted Share Unit Award Notice pursuant to the 2015 Omnibus Incentive Plan – Form of Agreement for Germany	8-K	4/4/18	10.2
10.3	NovoCure Limited Non-Employee Director Compensation Program	8-K	4/26/18	10.1
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X
32.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X
32.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Extension Presentation Linkbase Document				X

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

NovoCure Limited

Date: July 26, 2018	/s/ Wilco Groenhuysen
Wilco Groenhuysen
Chief Financial Officer
(principal financial and accounting officer and duly authorized officer)