Form 10-Q
period 2018-09-30
NovoCure Ltd
filed 2018-10-25
CIK 1645113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 18, 2018
Ordinary shares, no par value	93,013,564 Shares

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

ii

NovoCure Limited

Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

NOVOCURE LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

	September 30,	December 31,
	2018	2017
	Unaudited	Audited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$122,959	$78,592
Short-term investments	104,743	104,719
Restricted cash	2,199	2,126
Trade receivables	35,388	29,567
Receivables and prepaid expenses	9,895	8,105
Inventories	21,641	22,025
Total current assets	296,825	245,134

LONG-TERM ASSETS:
Property and equipment, net	8,564	9,031
Field equipment, net	7,300	9,036
Severance pay fund	114	111
Other long-term assets	2,709	1,986
Total long-term assets	18,687	20,164

TOTAL ASSETS	$315,512	$265,298

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOVOCURE LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except share data)

	September 30,	December 31,
	2018	2017
	Unaudited	Audited
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Trade payables	$20,053	$17,206
Other payables and accrued expenses	28,034	32,996
Total current liabilities	48,087	50,202

LONG-TERM LIABILITIES:
Long-term loan, net of discount and issuance costs	149,231	97,342
Employee benefit liabilities	2,347	2,453
Other long-term liabilities	911	1,737
Total long-term liabilities	152,489	101,532

TOTAL LIABILITIES	200,576	151,734

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Share capital -
Ordinary shares no par value, unlimited shares authorized; issued and outstanding: 93,007,844 shares and 89,478,032 shares at September 30, 2018 (unaudited) and December 31, 2017, respectively	-	-
Additional paid-in capital	744,087	697,165
Accumulated other comprehensive income (loss)	(1,127)	(1,343)
Retained earnings (accumulated deficit)	(628,024)	(582,258)
Total shareholders' equity	114,936	113,564

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$315,512	$265,298

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOVOCURE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars in thousands (except share and per share data)

	Three months ended September 30,		Nine months ended September 30,		Year ended December 31,
	2018	2017	2018	2017	2017
	Unaudited		Unaudited		Audited
Net revenues	$64,756	$50,109	$178,395	$123,365	$177,026
Cost of revenues	18,949	15,153	57,020	39,969	55,609

Gross profit	45,807	34,956	121,375	83,396	121,417

Operating costs and expenses:
Research, development and clinical trials	13,074	9,273	35,540	28,055	38,103
Sales and marketing	19,124	16,387	56,455	47,503	63,528
General and administrative	18,855	15,215	54,388	42,660	59,114

Total operating costs and expenses	51,053	40,875	146,383	118,218	160,745

Operating income (loss)	(5,246)	(5,919)	(25,008)	(34,822)	(39,328)
Financial expenses (income), net	2,397	2,156	10,110	6,785	9,169

Income (loss) before income taxes	(7,643)	(8,075)	(35,118)	(41,607)	(48,497)
Income taxes	4,051	3,423	12,810	9,110	13,165

Net income (loss)	$(11,694)	$(11,498)	$(47,928)	$(50,717)	$(61,662)

Basic and diluted net income (loss) per ordinary share	$(0.13)	$(0.13)	$(0.52)	$(0.57)	$(0.70)

Weighted average number of ordinary shares used in computing basic and diluted net income (loss) per share	92,911,375	89,125,646	91,409,619	88,265,835	88,546,719

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

U.S. dollars in thousands

	Three months ended September 30,		Nine months ended September 30,		Year ended December 31,
	2018	2017	2018	2017	2017
	Unaudited		Unaudited		Audited
Net income (loss)	$(11,694)	$(11,498)	$(47,928)	$(50,717)	$(61,662)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustments	(2)	(2)	19	8	8
Pension benefit plan	147	279	197	413	532
Total comprehensive income (loss)	$(11,549)	$(11,221)	$(47,712)	$(50,296)	$(61,122)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOVOCURE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

U.S. dollars in thousands (except share data)

	Ordinary shares	Additional paid-in	Accumulated other comprehensive	Retained earnings (accumulated	Total shareholders'
	Shares	capital	loss	deficit)	equity
Balance as of December 31, 2017 (audited)	89,478,032	$697,165	$(1,343)	$(582,258)	$113,564

Proceeds from issuance of shares	54,386	938	-	-	938
Share-based compensation to employees	-	29,205	-	-	29,205
Exercise of options and warrants and vested RSUs	3,475,426	16,779	-	-	16,779
Cumulative effect adjustment on retained earnings (*)	-		-	2,162	2,162
Other comprehensive income (loss), net of tax benefit of $21	-	-	216	-	216
Net income (loss)	-	-	-	(47,928)	(47,928)
Balance as of September 30, 2018 (Unaudited)	93,007,844	$744,087	$(1,127)	$(628,024)	$114,936

(*)	Resulting from the adoption of ASC 606.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOVOCURE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Three months ended September 30,		Nine months ended September 30,		Year ended December 31,
	2018	2017	2018	2017	2017
	Unaudited		Unaudited		Audited
Cash flows from operating activities:
Net income (loss)	$(11,694)	$(11,498)	$(47,928)	$(50,717)	$(61,662)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,311	2,053	6,801	5,524	7,677
Asset write-downs and impairment of field equipment	178	72	320	206	241
Share-based compensation to employees	10,479	8,629	29,205	20,760	27,116
Decrease (increase) in trade receivables	2,255	(9,112)	(3,016)	(16,661)	(23,228)
Amortization of discount (premium)	(555)	17	1,502	226	252
Decrease (increase) in receivables and prepaid expenses	1,322	5,986	(1,789)	4,525	1,979
Decrease (increase) in inventories	(1,735)	504	385	907	3,524
Decrease (increase) in other long-term assets	155	(238)	(743)	(532)	(554)
Increase (decrease) in trade payables	(381)	983	2,848	(4,213)	(1,150)
Increase (decrease) in other payables and accrued expenses	3,220	4,830	(5,608)	8,308	14,460
Increase (decrease) in employee benefit liabilities, net	31	113	108	352	440
Increase (decrease) in other long-term liabilities	52	208	(764)	1,079	(2,229)
Net cash provided by (used in) operating activities	$5,638	$2,547	$(18,679)	$(30,236)	$(33,134)

Cash flows from investing activities:
Purchase of property and equipment	$(573)	$(544)	$(2,164)	$(1,951)	$(2,459)
Purchase of field equipment	(780)	(1,208)	(2,754)	(3,469)	(4,907)
Proceeds from maturity of short-term investments	45,000	-	150,000	120,000	120,000
Purchase of short-term investments	(44,652)	-	(148,786)	(104,006)	(104,006)
Net cash provided by (used in) investing activities	$(1,005)	$(1,752)	$(3,704)	$10,574	$8,628

Cash flows from financing activities:
Proceeds from issuance of shares, net	$-	$-	$938	$781	$1,540
Proceeds from long-term loan, net	-	-	149,150	-	-
Proceeds from other long-term loans	-	-	-	19	19
Repayment of long-term loan	-	-	(100,000)	-	-
Repayment of other long-term loan	(22)	(19)	(63)	(56)	(76)
Exercise of options and warrants	3,924	1,732	16,779	3,095	3,685
Net cash provided by (used in) financing activities	$3,902	$1,713	$66,804	$3,839	$5,168

Effect of exchange rate changes on cash and cash equivalents	$(2)	$(2)	$19	$8	$8

Increase (decrease) in cash, cash equivalents and restricted cash	8,533	2,506	44,440	(15,815)	(19,330)
Cash, cash equivalents and restricted cash at beginning of period	116,625	81,727	80,718	100,048	100,048

Cash, cash equivalents and restricted cash at the end of the period	$125,158	$84,233	$125,158	$84,233	$80,718

Supplemental cash flow activities:
Cash paid during the period for:
Income taxes	$4,145	$2,335	$16,159	$7,237	$10,286
Interest	$3,454	$2,561	$9,879	$7,603	$10,162

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

Financial statement preparation. The accompanying consolidated financial statements include the accounts of the Company and intercompany accounts and transactions have been eliminated. In the opinion of the Company’s management, the consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation for the periods presented. The preparation of these consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. These consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “2017 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on February 22, 2018.

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

The impact of our adoption of ASC 606 on our condensed consolidated statements of income for the three and nine months ended September 30, 2018 was as follows:  net revenue increased by $901 and decreased by $4,629, respectively; net loss decreased by $827 and increased by $4,543, respectively; and our basic and diluted net loss per ordinary share increased by $0.01 and decreased by $0.05, respectively.  The impact of our adoption of Topic 606 on our balance sheet as of September 30, 2018 was a decrease in trade receivables of $2,223, an increase to other payables and accrued expenses (deferred revenues net of tax provision) of $960 and an accumulated deficit as of September 30, 2018 of $2,381.

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

Recent Accounting Pronouncements. In February 2016, FASB issued ASU 2016-02-Leases (ASC 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of their classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASC 842 supersedes the previous leases standard, ASC 840. The standard is effective on January 1, 2019, with early adoption permitted. The Company currently anticipates adopting the new standard effective

January 1, 2019 and is evaluating the impact of the adoption of this standard on its consolidated financial statements. The provisions of ASU 2016-02 are to be applied using a modified retrospective approach.

In July 2018, the FASB issued ASU No. 2018-11, "Targeted Improvements - Leases (Topic 842)." This update provides an optional transition method that allows entities to elect to apply the standard prospectively at its effective date, versus recasting the prior periods presented. If elected, an entity would recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company is evaluating the impact of the adoption of this standard on its consolidated financial statements.

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

NOTE 2: SHORT-TERM INVESTMENTS

The Company invests in marketable U.S. Treasury Bills (“T-bills”) that are classified as held-to-maturity securities. The amortized cost and recorded basis of the T-bills are presented as short-term investments in the amount of $104,743 and $104,719 as of September 30, 2018 and December 31, 2017, respectively, and their estimated fair value as of September 30, 2018 and December 31, 2017 was $104,674 and $104,655, respectively.

NOTE 3: INVENTORIES

Inventories are stated at the lower of cost or market. The weighted average methodology is applied to determine cost. As of September 30, 2018 and December 31, 2017, the Company’s inventories were composed of:

	September 30,	December 31,
	2018	2017
	Unaudited	Audited
Raw materials	$2,049	$4,276
Work in progress	6,507	8,435
Finished products	13,085	9,314
Total	$21,641	$22,025

NOTE 4: COMMITMENTS AND CONTINGENT LIABILITIES

The facilities of the Company are leased under various operating lease agreements for periods ending no later than 2024. The Company also leases motor vehicles under various operating leases, which expire on various dates, the latest of which is in 2021.

As of September 30, 2018 and December 31, 2017, the Company pledged bank deposits of $1,147 and $1,038, respectively, to cover bank guarantees in respect of its leases of operating facilities and obtained bank guarantees for the fulfillment of the Company’s lease and other contractual commitments of $1,307 and $1,202, respectively.

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

NOTE 5: LONG TERM LOAN

On February 7, 2018, the Company and certain of its subsidiaries entered into a Loan and Security Agreement (“2018 Loan Agreement”) with BioPharma Credit PLC pursuant to which such lender made a term loan to the Company in the principal amount of $150 million (the “2018 Credit Facility”). The term loan, which was drawn in full upon execution of the 2018 Loan Agreement, bears interest at 9.0% per annum, payable quarterly in arrears.  The Company used a portion of the proceeds of the 2018 Credit Facility to repay in full the Company’s obligations under its then-existing term loan credit facility and is using the remaining proceeds to fund general corporate purposes.

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

Total net issuance costs of the 2018 Credit Facility, which were $768 as of September 30, 2018, are presented net of the 2018 Credit Facility proceeds and are amortized to interest expense over the five year term of the loan using the effective interest method.

On February 7, 2018, the Company’s 2015 term loan credit facility was terminated upon the Company’s repayment in full of the term loan issued thereunder. The un-amortized discount in the amount of $1,160 and issuance costs in the amount of $1,399 were fully amortized and included in the Company’s first quarter finance expenses.

NOTE 6: SHARE CAPITAL

For the nine months ended September 30, 2018, warrants to purchase 504,225 ordinary shares with an exercise price of $3.59 per share were cashlessly exercised, resulting in the issuance of 437,081 ordinary shares.  Also, warrants to purchase 3,879 ordinary shares with an exercise price of $3.59 per share were exercised for cash. For the nine months ended September 30, 2018, options to purchase 2,486,026 ordinary shares were exercised, resulting in the issuance of 2,484,048 ordinary shares.

NOTE 7: EQUITY INCENTIVE PLANS

In September 2015, the Company adopted the 2015 Omnibus Incentive Plan (the “2015 Plan”).  Under the 2015 Plan, the Company can issue various types of equity compensation awards such as share options, restricted shares, performance shares, restricted stock units (“RSUs”), performance units, long-term cash awards and other share-based awards.

Options granted under the 2015 Plan generally have a four-year vesting period and expire ten years after the date of grant. Options granted under the 2015 Plan that are cancelled or forfeited before expiration become available for future grants. RSUs granted under the 2015 Plan vest in equal installments over a three-year period.  As of September 30, 2018, 10,207,157 ordinary shares were available for grant under the 2015 Plan.

A summary of the status of the Company’s option plans as of September 30, 2018 and changes during the period then ended is presented below:

	Nine months ended September 30, 2018
	Unaudited
	Number of options	Weighted average exercise price
Outstanding at beginning of year	14,806,027	$10.64
Granted	2,424,058	23.40
Exercised	(2,486,026)	6.77
Forfeited and cancelled	(178,093)	14.68
Outstanding as of September 30, 2018	14,565,966	$13.37

Exercisable options	5,885,994	$10.42

A summary of the status of the Company’s RSUs as of September 30, 2018 and changes during the period then ended is presented below:

	Nine months ended September 30, 2018
	Unaudited
	Number of RSUs	Weighted average grant date fair value price
Unvested at beginning of year	1,651,219	$9.66
Granted	521,305	23.08
Vested	(550,418)	9.66
Forfeited and cancelled	(15,220)	15.28
Unvested as of September 30, 2018	1,606,886	$13.96

In September 2015, the Company adopted an employee share purchase plan (“ESPP”) to encourage and enable eligible employees to acquire ownership of the Company’s ordinary shares purchased through accumulated payroll deductions on an after-tax basis. In the United States, the ESPP is intended to be an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code and the provisions of the ESPP will be construed in a manner consistent with the requirements of such section. The Company began its offerings under the ESPP on August 1, 2016. As of September 30, 2018, 2,223,319 ordinary shares were available to be purchased by eligible employees under the ESPP and 314,207 shares had been issued under the ESPP.

The fair value of share-based awards was estimated using the Black-Scholes model for all equity grants. For market condition awards, the Company also applied the Monte-Carlo simulation model, with the following underlying assumptions:

	Nine months ended September 30,		Year ended December 31,
	2018	2017	2017
	Unaudited		Audited
Stock Option Plans
Expected term (years)	5.50-6.25	5.50-6.25	5.50-6.25
Expected volatility	52%-55%	57%-59%	57%-59%
Risk-free interest rate	2.70%-2.89%	1.97%-2.23%	1.97%-2.23%
Dividend yield	0.00%	0.00%	0.00%
ESPP
Expected term (years)	0.50	0.50	0.50
Expected volatility	45%-53%	76%-82%	76%-82%
Risk-free interest rate	1.61%-2.14%	0.62%-1.13%	0.62%-1.13%
Dividend yield	0.00%	0.00%	0.00%

The total non-cash share-based compensation expense related to all of the Company’s equity-based awards recognized for the three and nine months ended September 30, 2018 and 2017 and the year ended December 31, 2017 was:

	Three months ended September 30,		Nine months ended September 30,		Year ended December 31,
	2018	2017	2018	2017	2017
	Unaudited		Unaudited		Audited
Cost of revenues	$464	$79	$891	$353	$467
Research, development and clinical trials	1,223	972	3,415	2,645	3,587
Sales and marketing	1,979	1,874	5,309	4,264	3,784
General and administrative	6,813	5,704	19,590	13,498	19,278
Total share-based compensation expense	$10,479	$8,629	$29,205	$20,760	$27,116

NOTE 8: SUPPLEMENTAL INFORMATION

The Company operates in a single reportable segment.

The following table presents long-lived assets by location:

	September 30,	December 31,
	2018	2017
	Unaudited	Audited
United States	$9,032	$10,372
Switzerland	2,411	5,114
Israel	2,352	2,081
Others	2,069	500
Total	$15,864	$18,067

The Company’s revenues by geographic region, based on the customer’s location, are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,		Year ended December 31,
	2018	2017	2018	2017	2017
	Unaudited		Unaudited		Audited
United States	$44,469	$35,300	$124,206	$95,826	$134,688
EMEA (*)	18,295	14,757	50,692	27,316	42,035
Japan	1,992	52	3,497	223	303
Total	$64,756	$50,109	$178,395	$123,365	$177,026

(*) including Germany	$17,536	$14,664	$48,545	$26,880	$40,215

NOTE 9: ZAI LAB LICENSE AGREEMENT

On September 10, 2018, the Company entered into a License and Collaboration Agreement (the “Zai Agreement”) with Zai Lab (Shanghai) Co., Ltd. (“Zai”).  Under the Zai Agreement, the Company granted Zai exclusive rights to commercialize Tumor Treating Fields in the field of oncology in China, Hong Kong, Macau and Taiwan (the “Territory”).  The Zai Agreement also established a development partnership for Tumor Treating Fields in multiple solid tumor indications.  In partial consideration for the license grant to Zai for the Territory, Zai will pay the Company a non-refundable, up-front license fee in the amount of $15 million, as well as certain development, regulatory and commercial milestone payments up to $78 million, and tiered royalties at percentage rates from 10 up to the mid-teens on the net sales of the licensed products in the Territory.  The Company expects to receive the $15 million up-front license fee in the fourth quarter 2018.

Zai will purchase licensed products for commercial use exclusively from the Company at the Company’s fully burdened manufacturing cost.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist you in better understanding and evaluating our financial condition and results of operations. We encourage you to read this MD&A in conjunction with our consolidated financial statements and the notes thereto for the period ended September 30, 2018 included in Part I, Item 1 of this Quarterly Report on Form 10-Q.  This discussion contains forward-looking statements that involve risks and uncertainties.  As a result of many factors, such as those set forth under Part I, Item 1A, “Risk Factors”, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “2017 10-K”), our actual results may differ materially from those anticipated in these forward-looking statements. References to the words “we,” “our,” “us,” and the “Company” in this report refer to NovoCure Limited, including its consolidated subsidiaries.

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

We continue to work with payers to expand access to Optune for patients with newly diagnosed and recurrent GBM. As of September 30, 2018, we estimate that more than 237 million Americans had coverage of Optune for newly diagnosed and/or recurrent GBM. Additionally, we had signed contracts to establish Optune as an in-network benefit for more than 220 million American lives. The percentage of our U.S. active patient population who are beneficiaries of the Medicare fee-for-service program, which has denied coverage for our claims to date, continues to range from 20 to 25 percent.

In June 2018, we submitted a local coverage determination (“LCD”) reconsideration request to the Medicare durable medical equipment (“DME”) Medicare Administrative Contractors (“MACs”). Per Centers for Medicare and Medicaid Services (“CMS”)and Medicare policy, the two DME MACs will issue a single joint policy applicable in all DME regions. Our decision to file for coverage followed the announcement by CMS that it had developed a methodology that will recognize current commercial pricing for newly covered DME items and that commercial pricing information will be taken into account when establishing a new fee schedule amount.  We believe this methodology reflects the significant progress made during our multi-year dialogue with CMS and will generate a commercially acceptable price for Optune in the U.S. for the Medicare fee-for-service program.

In October 2018, the DME MACs confirmed that they have accepted the LCD reconsideration request for the treatment of newly diagnosed GBM and plan to take steps to publish a final LCD for newly diagnosed GBM. The MACs will not reconsider the LCD for recurrent GBM at this time. The MACs also confirmed that they plan to follow a new process during the LCD reconsideration, which reflects policy changes in response to 21st Century Cures Act requirements and stakeholder comments. Under the new LCD reconsideration process, the DME MACs plan to assemble a contractor advisory committee (“CAC”) prior to publishing a proposed LCD. The proposed LCD will be subject to a 45-day public comment period and, following the CAC and comment period, a final LCD will be published. The LCD will take effect at least 45 calendar days following publication of the final LCD to allow adequate notice to the provider community. The DME MACs have not provided a specific timeline, but have confirmed that they are working diligently on the process for Optune.

In Germany, we are able to bill healthcare payers for individual cases and each case is evaluated individually on its merits and under the payer’s specific rules for such cases.  In September 2018, the German Federal Joint Committee (“G-BA”) announced that it will evaluate Optune for newly diagnosed GBM without the need to develop additional evidence through a clinical trial.  This decision starts the regular methods evaluation process for newly diagnosed GBM through IQWiG, the German Institute for Quality and Efficiency in Healthcare. This is an acceleration of our previously anticipated timeline to secure national reimbursement for Optune in Germany through the 137e pathway. We will continue to bill payers for individual cases as we advance through the reimbursement review process in Germany.

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

In September 2018, we presented the final results of our STELLAR registration trial in mesothelioma. The STELLAR data demonstrated a significant extension in median overall survival among patients treated with Tumor Treating Fields plus standard of care chemotherapy compared to historical control data of patients who received standard of care chemotherapy alone. Malignant pleural mesothelioma patients who received Tumor Treating Fields with pemetrexed and cisplatin or carboplatin experienced median overall survival of 18.2 months (95 percent CI, 12.1-25.8 months) compared to 12.1 months in a historical control. No serious device-related adverse events were reported. In October 2018, we submitted a Humanitarian Device Exemption (HDE) application to the FDA for approval in malignant pleural mesothelioma and we anticipate a 2019 launch in the United States, pending regulatory approval.  We cannot be certain what additional studies, if any, the FDA may request to support our HDE application.

Devices approved under an HDE application are subject to certain requirements, including potential profit limitations. We believe that it is likely that the FDA will determine that Tumor Treating Fields for the treatment of malignant pleural mesothelioma meets the eligibility criteria to obtain an exemption from this profit limitation.

We are currently planning or conducting clinical trials evaluating the use of Tumor Treating Fields in brain metastases, non-small-cell lung cancer (“NSCLC”), pancreatic cancer, ovarian cancer and liver cancer. We anticipate expanding our clinical pipeline over time to study the safety and efficacy of Tumor Treating Fields for additional solid tumor indications.

In June 2018, we opened a single-arm, phase 2 pilot clinical trial in liver cancer, the HEPANOVA trial, which will study Tumor Treating Fields in combination with sorafenib, a chemotherapy drug, as a treatment in 25 patients with advanced liver cancer. We anticipate first patient enrollment in the fourth quarter of 2018.

The table below presents the current status of the ongoing or completed clinical trials in our pipeline and our expected next milestone for each.

In October 2018 at the American Society for Radiation Oncology (ASTRO) 2018 Annual Meeting, we presented an analysis of patient data from our EF-14 phase 3 pivotal trial which demonstrated that a higher dose of Tumor Treating Fields to the tumor bed was associated with improved overall survival, independent of compliance.   For Tumor Treating Fields, dose is a factor of higher power density (≥1.00 mW/cm3), a measure of energy, and monthly usage, or compliance. Based upon this data, we believe that optimizing the power density of Tumor Treating Fields could further improve patient outcomes.

In September 2018, we announced a strategic collaboration with Zai Lab (Shanghai) Co., Ltd., a Shanghai-based biopharmaceutical company (“Zai”). The agreement grants Zai an exclusive license to commercialize Tumor Treating Fields in China, Hong Kong, Macau and Taiwan (collectively, the “Territory”) and establishes a development partnership for Tumor Treating Fields in multiple solid tumor indications. We will receive a $15 million upfront payment and are eligible to receive additional payments upon achievement of certain development, regulatory and commercial milestones. We are also eligible to receive a tiered royalty on net sales of the licensed products in the Territory ranging from 10 percent to the mid-teens. Zai will purchase licensed products for commercial use exclusively from the Company at the Company’s fully burdened manufacturing cost.

Financial Overview. We view our operations and manage our business in one operating segment. For the three and nine months ended September 30, 2018, our net revenues were $64.8 million and $178.4 million, respectively, and our net loss was $11.7 million and $47.9 million, respectively. Our net loss for the three and nine months ended September 30, 2018 includes $10.5 million and $29.2 million, respectively, in non-cash share-based compensation expense. As of September 30, 2018, we had an accumulated deficit of $628.0 million.

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

Results of Operations

The following table includes certain commercial patient operating statistics for and as of the end of the periods presented.

			September 30,
Operating statistics			2018	2017
Active patients at period end (1)
United States			1,602	1,234
EMEA (*)			581	448
Japan			69	1
			2,252	1,683

(*) including Germany			399	331

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Gross billings (in millions)	$139.2	$101.9	$401.0	$262.3

Prescriptions received in period (2)
United States	907	805	2,800	2,293
EMEA (*)	288	270	835	731
Japan	48	1	110	5
	1,243	1,076	3,745	3,029

(*) including Germany	235	202	635	553

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

For the third quarter 2018, we estimate an average global penetration rate of 26% in our currently active markets, with 28% in the United States, 25% in Germany and 13% in Japan. Newly diagnosed GBM grew to represent 75% of our total prescription volume in the three months ended September 30, 2018 with more than 930 prescriptions written for patients with newly diagnosed GBM in the quarter.

Three months ended September 30, 2018 compared to three months ended September 30, 2017(All dollar figures in tables are in thousands unless otherwise indicated)

	Three months ended September 30,
	2018	2017	Change	% Change
Net revenues	$64,756	$50,109	$14,647	29%

Net revenues.  Net revenues increased $14.7 million, or 29%, to $64.8 million for the three months ended September 30, 2018 from $50.1 million for the three months ended September 30, 2017. Revenue growth was driven by increased Optune adoption in the United States and Germany and continuing launch efforts in Japan, partially offset by the absence of one-time benefits from the 2017 cash to accrual revenue recognition transition.

	Three months ended September 30,
	2018	2017	Change	% Change
Cost of revenues	$18,949	$15,153	$3,796	25%

Non-cash expenses:
Share-based compensation expense	$464	$79	$385	487%
Depreciation	1,741	1,453	288	20%
Total non-cash expenses	$2,205	$1,532	$673	44%

Total cost of revenues, net of non-cash expenses (non-GAAP) (*)	$16,744	$13,621	$3,123	23%

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

Cost of revenues.  Our cost of revenues increased by $3.8 million, or 25%, to $18.9 million for the three months ended September 30, 2018 from $15.2 million for the three months ended September 30, 2017.  The increase resulted primarily from the cost of shipping transducer arrays to a higher volume of commercial patients, as well as an increase in field equipment depreciation.  Cost of revenues includes $0.5 million of non-cash share-based compensation.

Operating Expenses.

	Three months ended September 30,
	2018	2017	Change	% Change
Research, development and clinical trials	$13,074	$9,273	$3,801	41%
Sales and marketing	19,124	16,387	2,737	17%
General and administrative	18,855	15,215	3,640	24%
Total operating expenses	$51,053	$40,875	$10,178	25%

Non-cash expenses:
Share-based compensation expense	$10,015	$8,550	$1,465	17%
Other non-cash expenses	570	600	(30)	(5%)
Total non-cash expenses	$10,585	$9,150	$1,435	16%

Total operating expenses, net of non-cash expenses (non-GAAP) (*)	$40,468	$31,725	$8,743	28%

Research, development and clinical trials expenses.  Research, development and clinical trials expenses increased $3.8 million, or 41%, to $13.1 million for the three months ended September 30, 2018 from $9.3 million for the three months ended September 30, 2017. The change is primarily due to an increase in clinical trial and personnel expenses for our METIS, LUNAR and PANOVA-3 trials and an increase in costs associated with medical affairs. These expenses include $1.2 million of non-cash share-based compensation.

Sales and marketing expenses.  Sales and marketing expenses increased $2.7 million, or 17%, to $19.1 million for the three months ended September 30, 2018 from $16.4 million for the three months ended September 30, 2017. The change was primarily due to increases in our sales force globally, increased marketing and market access expenses and increased facility  expenses to support our geographical expansion.  These expenses include $2.0 million of non-cash share-based compensation.

General and administrative expenses.  General and administrative expenses increased $3.6 million, or 24%, to $18.9 million for the three months ended September 30, 2018 from $15.2 million for the three months ended September 30, 2017. The change was primarily due to an increase in share based compensation and an increase in professional services. These expenses included $6.8 million of non-cash share-based compensation expense.

	Three months ended September 30,
	2018	2017	Change	% Change
Financial expenses (income), net	$2,397	$2,156	$241	11%

Financial expenses, net.  Financial expenses increased $0.2 million, or 11%, to $2.4 million for the three months ended September 30, 2018 from $2.2 million for the three months ended September 30, 2017.  The change was primarily due interest expenses on our new $150 million term loan credit facility. For additional information, see Note 5 to our Unaudited Consolidated Financial Statements.

	Three months ended September 30,
	2018	2017	Change	% Change
Income taxes	$4,051	$3,423	$628	18%

Income taxes.  Income taxes increased $0.6 million, or 18%, to $4.1 million for the three months ended September 30, 2018 from $3.4 million for the three months ended September 30, 2017. The increase was primarily a result of a higher number of active patients, partially offset by a change in the mix of applicable statutory tax rates in certain active jurisdictions.

Nine months ended September 30, 2018 compared to nine months ended September 30, 2017

(All dollar figures in tables are in thousands unless otherwise indicated)

	Nine months ended September 30,
	2018	2017	Change	% Change
Net revenues	$178,395	$123,365	$55,030	45%

Net revenues.  Net revenues increased $55.0 million, or 45%, to $178.4 million for the nine months ended September 30, 2018 from $123.4 million for the nine months ended September 30, 2017. Revenue growth was driven by increased Optune adoption in the United States and Germany, continuing launch efforts in Japan and by an improvement in the gross-to-net revenue spread, partially offset by the absence of one-time benefits from the 2017 cash to accrual revenue recognition transition.

	Nine months ended September 30,
	2018	2017	Change	% Change
Cost of revenues	$57,020	$39,969	$17,051	43%

Non-cash expenses:
Share-based compensation expense	$891	$353	$538	152%
Depreciation	4,909	3,775	1,134	30%
Total non-cash expenses	$5,800	$4,128	$1,672	41%

Total cost of revenues, net of non-cash expenses (non-GAAP) (*)	$51,220	$35,841	$15,379	43%

Cost of revenues.  Our cost of revenues increased by $17.1 million, or 43%, to $57.0 million for the nine months ended September 30, 2018 from $40.0 million for the nine months ended September 30, 2017.  The increase resulted primarily from the cost of shipping transducer arrays to a higher volume of commercial patients, as well as an increase in field equipment depreciation.  Cost of revenues includes $0.9 million of non-cash share-based compensation.

Operating Expenses.

	Nine months ended September 30,
	2018	2017	Change	% Change
Research, development and clinical trials	$35,540	$28,055	$7,485	27%
Sales and marketing	56,455	47,503	8,952	19%
General and administrative	54,388	42,660	11,728	27%
Total operating expenses	$146,383	$118,218	$28,165	24%

Non-cash expenses:
Share-based compensation expense	$28,314	$20,407	$7,907	39%
Other non-cash expenses	1,892	1,749	143	8%
Total non-cash expenses	$30,206	$22,156	$8,050	36%

Total operating expenses, net of non-cash expenses (non-GAAP) (*)	$116,177	$96,062	$20,115	21%

Research, development and clinical trials expenses.  Research, development and clinical trials expenses increased $7.5 million, or 27%, to $35.5 million for the nine months ended September 30, 2018 from $28.0 million for the nine months ended September 30, 2017. The change is primarily due to an increase in clinical trial and personnel expenses for our METIS, LUNAR and PANOVA-3 trials and an increase in costs associated with medical affairs. These expenses include $3.4 million of non-cash share-based compensation.

Sales and marketing expenses.  Sales and marketing expenses increased $9.0 million, or 19%, to $56.5 million for the nine months ended September 30, 2018 from $47.5 million for the nine months ended September 30, 2017. The change was primarily due to increased marketing and market access expenses, increases in our sales force globally and increased facility expenses to support our geographical expansion.  These expenses include $5.3 million of non-cash share-based compensation.

General and administrative expenses.  General and administrative expenses increased $11.7 million, or 27%, to $54.4 million for the nine months ended September 30, 2018 from $42.7 million for the nine months ended September 30, 2017. The change was primarily due to an increase in share based compensation and an increase in professional services. These expenses included $19.6 million of non-cash share-based compensation expense.

	Nine months ended September 30,
	2018	2017	Change	% Change
Financial expenses (income), net	$10,110	$6,785	$3,325	49%

Financial expenses, net.  Financial expenses increased $3.3 million, or 49%, to $10.1 million for the nine months ended September 30, 2018 from $6.8 million for the nine months ended September 30, 2017.  The change was primarily due to accelerated amortization costs triggered by the repayment of our 2015 term loan credit facility and interest expenses on our new $150 million term loan credit facility. For additional information, see Note 5 to our Unaudited Consolidated Financial Statements.

	Nine months ended September 30,
	2018	2017	Change	% Change
Income taxes	$12,810	$9,110	$3,700	41%

Income taxes.  Income taxes increased $3.7 million, or 41%, to $12.8 million for the nine months ended September 30, 2018 from $9.1 million for the nine months ended September 30, 2017. The increase was primarily a result of a higher number of active patients, partially offset by a change in the mix of applicable statutory tax rates in certain active jurisdictions.

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

Sources of Liquidity

Since inception, we have financed our operations primarily through the issuance and sale of equity and the proceeds from long-term loans. As of September 30, 2018, we had received a total of $784.1 million from these activities. As of September 30, 2018, we had an accumulated deficit of $628.0 million.

Our net losses were $47.9 million for the nine months ended September 30, 2018 and $61.7 million for the year ended December 31, 2017. Our net losses primarily resulted from costs incurred in connection with our pre-clinical and clinical trial programs, costs incurred in our commercial efforts, and general and administrative costs necessary to operate as a multi-national oncology business.

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

As of September 30, 2018, we had $123.0 million of cash and cash equivalents and $104.7 million of short-term investments.  We believe our cash and cash equivalents and short-term investments as of September 30, 2018, are sufficient for our operations for at least the next twelve months, based upon our existing business plan and our ability to control the timing of significant expense commitments.

We expect that our research, development and clinical trials expenses, sales and marketing expenses and general and administrative expenses will continue to increase over the next several years and may outpace our gross profits. As a result, we may need to raise additional capital to fund our operations.

	Nine months ended September 30,
	2018	2017
Net cash provided by (used in) operating activities	$(18,679)	$(30,236)
Net cash provided by (used in) investing activities	(3,704)	10,574
Net cash provided by (used in) financing activities	66,804	3,839
Net increase (decrease) in cash, cash equivalents and restricted cash	44,421	(15,823)
Effect of exchange rates on cash, cash equivalents and restricted cash	19	8
Changes in short-term investments	24	(15,401)
Net increase (decrease) in cash, cash equivalents, short-term investments and restricted cash	$44,464	$(31,216)

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

Net cash used in operating activities was $18.7 million for the nine months ended September 30, 2018, as compared to $30.2 million for the nine months ended September 30, 2017, reflecting a net loss of $47.9 million and a change of $8.6 million in our net operating assets and liabilities, partially offset by non-cash charges of $37.8 million.

The change in our net operating assets and liabilities was primarily the result of an increase in trade payables of $2.8 million and a decrease in inventories of $0.4 million offset by a decrease in other payables of $5.6 million, an increase in trade receivables of $3.0 million, an increase in other receivables of $1.8 million, a decrease in other long-term liabilities of $0.8 million and an increase in other long term assets of $0.7 million. Non-cash charges included $29.2 million of share-based compensation, $6.8 million of depreciation and amortization and $1.5 million of amortization of discount.

Investing activities

Our investing activities consist primarily of capital expenditures to purchase property and equipment and field equipment, as well as investments in and redemptions of our short-term investments.

Net cash used in investing activities was $3.7 million for the nine months ended September 30, 2018, compared to $10.6 million provided by investing activities for the nine months ended September 30, 2017, reflecting an increase attributable to our receipt of $150 million from the maturity of short-term investments, offset by the purchase of $148.8 million of new short-term investments, purchases of $2.8 million of field equipment, and purchases of $2.2 million of property and equipment.

Financing activities

To date, our primary financing activities have been the sale of equity and the proceeds from long-term loans.

Net cash provided by financing activities was $66.8 million for the nine months ended September 30, 2018, as compared to $3.8 million for the nine months ended September 30, 2017, reflecting net proceeds from long-term loan of $149.1 million, proceeds of $16.8 million from the exercise of warrants and options and proceeds of $0.9 million from the issuance of shares through our employee share purchase plan, partially offset by the repayment of long-term loan of $100.0 million.

Our material outstanding indebtedness consists of our term loan credit facility.  As of September 30, 2018, the aggregate principal balance of amounts outstanding under the term loan credit facility was $150.0 million. We may prepay the term loan, in full, at any time. We must prepay the term loan (i) in full or in part upon the entry into certain licensing arrangements and (ii) in full in the event of a change of control. In each case, any prepayment (whether permitted or mandatory) is subject to a prepayment premium and/or make-whole payment. The pre-payment fee if we prepay outstanding loan amounts prior to February 7, 2021 is 2.0% and is 1.0% if made after the February 7, 2021 but prior to February 7, 2022.

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

Contractual Obligations and Commitments

Except as noted below, there were no material changes in our commitments under contractual obligations during the three months ended September 30, 2018.

The total amount of unrecognized tax benefits for uncertain tax positions was $0.1 million and $2.8 million at September 30, 2018 and December 31, 2017, respectively. The tax audit in Israel concluded in the first quarter of 2018, resulting in a payment of $2.5 million in the second quarter of 2018.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2018, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no material changes to our legal proceedings disclosed in the 2017 10-K.

Item 1A.  Risk Factors

There have been no material changes to our risk factors disclosed in Part I, Item 1A “Risk Factors to our 2017 10-K except as noted below.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In July 2018, William F. Doyle exercised warrants to purchase 2,330 ordinary shares with an exercise price of $3.59 per share.  In addition, in July 2018, an investor in our 2007 Series E preferred shares offering cashlessly exercised warrants to purchase 302,533 ordinary shares with an exercise price of $3.59 per share, resulting in the issuance of 269,869 ordinary shares. We believe that these issuances were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Section 4(a)(2) of the Securities Act regarding transactions not involving a public offering.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
10.1#	Employment Agreement, dated as of July 25, 2018, between Novocure USA LLC and Pritesh Shah				X
10.2˄	License and Collaboration Agreement, dated as of September 10, 2018, between NovoCure Limited and Zai Lab (Shanghai) Co., Ltd.				X
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X
32.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X
32.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Extension Presentation Linkbase Document				X

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

#	Compensation plans and arrangements for executive officers and others.
˄	Confidential portion of this exhibit has been omitted and filed separately with the SEC pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NovoCure Limited

Date: October 25, 2018	/s/ Wilco Groenhuysen
Wilco Groenhuysen
Chief Financial Officer
(principal financial and accounting officer and duly authorized officer)