Form 10-Q
period 2019-09-30
NovoCure Ltd
filed 2019-10-31
CIK 1645113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                       to
Commission File Number 001-37565
NovoCure Limited
(Exact Name of Registrant as Specified in Its Charter)

Jersey	98-1057807
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
No. 4 The Forum
Grenville Street
St. Helier, Jersey JE2 4UF
(Address of principal executive offices, including zip code)
+44 (0) 15 3475 6700
(Registrant’s Telephone Number, Including Area Code)
Not Applicable
(Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)
_______________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 23, 2019
Ordinary shares, no par value	98,968,534 Shares

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
In addition to historical facts or statements of current condition, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements contained in this report are based on our current plans, expectations, hopes, beliefs, intentions or strategies concerning future developments and their impact on us. Forward-looking statements contained in this report constitute our expectations or forecasts of future events as of the date this report was filed with the Securities and Exchange Commission and are not statements of historical fact. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Such statements may include words such as “anticipate,” “will,” “estimate,” “expect,” “project,” “intend,” “should,” “plan,” “believe,” “hope,” and other words and terms of similar meaning in connection with any discussion of, among other things, future operating or financial performance, strategic initiatives and business strategies, regulatory or competitive environments, our intellectual property and research and development related to our Tumor Treating Fields delivery systems marketed under various brand names, including Optune, the NovoTTF-100L System (“NovoTTF-100L”) and software and systems to support and optimize the delivery of Tumor Treating Fields (collectively, the “Products”). In particular, these forward-looking statements include, among others, statements about:
•our research and development, clinical trial and commercialization activities and projected expenditures;
•the further commercialization of our Products for current and future indications;
•our business strategies and the expansion of our sales and marketing efforts in the United States and in other countries;
•the market acceptance of our Products for current and future indications by patients, physicians, third-party payers and others in the healthcare and scientific community;
•our plans to pursue the use of our Products for the treatment of solid tumor cancers other than glioblastoma (“GBM”) and malignant pleural mesothelioma (“MPM”);
•our estimates regarding revenues, expenses, capital requirements and needs for additional financing;
•our ability to obtain regulatory approvals for the use of our Products in cancers other than GBM and MPM;
•our ability to acquire from third-party suppliers the supplies needed to manufacture our Products;
•our ability to manufacture adequate supply;
•our ability to secure and maintain adequate coverage from third-party payers to reimburse us for our Products for current and future indications;
•our ability to receive payment from third-party payers for use of our Products for current and future indications;
•our ability to maintain and develop our intellectual property position;
•our cash needs; and
•our prospects, financial condition and results of operations.
These forward-looking statements involve a number of risks and uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Factors which may cause such differences to occur include those risks and uncertainties set forth under Part I, Item 1A., “Risk Factors” of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2019, as well as other risks and uncertainties set forth from time to time in the reports we file with the U.S. Securities and Exchange Commission. We do not intend to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.
TRADEMARKS
This Quarterly Report on Form 10-Q includes trademarks of NovoCure Limited and other persons. All trademarks or trade names referred to herein are the property of their respective owners.
ii

NovoCure Limited
Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION
Item 1.  Financial Statements

NOVOCURE LIMITED AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands
	September 30, 2019	December 31, 2018
	Unaudited	Audited
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$208,034	$140,622
Short-term investments	104,565	105,256
Restricted cash	2,134	2,134
Trade receivables	49,904	36,523
Receivables and prepaid expenses	17,917	14,279
Inventories	24,388	22,555
Total current assets	406,942	321,369
LONG-TERM ASSETS:
Property and equipment, net	8,425	8,442
Field equipment, net	8,139	6,924
Right-of-use assets, net	14,635	—
Other long-term assets	5,717	3,058
Total long-term assets	36,916	18,424
TOTAL ASSETS	$443,858	$339,793

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOVOCURE LIMITED AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands
	September 30, 2019	December 31, 2018
	Unaudited	Audited
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Trade payables	$31,998	$26,708
Other payables, lease liabilities and accrued expenses	48,407	37,852
Total current liabilities	80,405	64,560
LONG-TERM LIABILITIES:
Long-term loan, net of discount and issuance costs	149,384	149,268
Deferred revenue	8,341	9,929
Employee benefits	3,701	2,683
Long-term leases	11,367	—
Other long-term liabilities	295	1,094
Total long-term liabilities	173,088	162,974

TOTAL LIABILITIES	253,493	227,534

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Share capital -
Ordinary shares no par value, unlimited shares authorized; issued and outstanding: 98,948,935 shares and 93,254,185 shares at September 30, 2019 (unaudited) and December 31, 2018, respectively	—	—
Additional paid-in capital	848,151	757,314
Accumulated other comprehensive income (loss)	(2,641)	(1,400)
Retained earnings (accumulated deficit)	(655,145)	(643,655)
TOTAL SHAREHOLDERS' EQUITY	190,365	112,259

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$443,858	$339,793
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOVOCURE LIMITED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
U.S. dollars in thousands (except share and per share data)
	Three months ended September 30,		Nine months ended September 30,		Year ended December 31,
	2019	2018	2019	2018	2018
	Unaudited		Unaudited		Audited
Net revenues	$92,062	$64,756	$252,084	$178,395	$248,069
Cost of revenues	22,900	18,949	63,820	57,020	80,048
Gross profit	69,162	45,807	188,264	121,375	168,021

Operating costs and expenses:
Research, development and clinical trials	18,766	13,074	55,262	35,540	50,574
Sales and marketing	23,830	19,124	69,871	56,455	77,663
General and administrative	22,711	18,855	64,198	54,388	73,456
Total operating costs and expenses	65,307	51,053	189,331	146,383	201,693

Operating income (loss)	3,855	(5,246)	(1,067)	(25,008)	(33,672)
Financial expenses (income), net	2,555	2,397	6,165	10,110	12,270

Income (loss) before income taxes	1,300	(7,643)	(7,232)	(35,118)	(45,942)
Income taxes	(630)	4,051	4,258	12,810	17,617
Net income (loss)	$1,930	$(11,694)	$(11,490)	$(47,928)	$(63,559)

Basic net income (loss) per ordinary share	$0.02	$(0.13)	$(0.12)	$(0.52)	$(0.69)
Weighted average number of ordinary shares used in computing basic net income (loss) per share	98,485,519	92,911,375	96,551,041	91,409,619	91,828,043

Diluted net income (loss) per ordinary share	$0.02	$(0.13)	$(0.12)	$(0.52)	$(0.69)
Weighted average number of ordinary shares used in computing diluted net income (loss) per share	107,604,578	92,911,375	96,551,041	91,409,619	91,828,043

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
U.S. dollars in thousands
	Three months ended September 30,		Nine months ended September 30,		Year ended December 31,
	2019	2018	2019	2018	2018
	Unaudited		Unaudited		Audited
Net income (loss)	$1,930	$(11,694)	$(11,490)	$(47,928)	$(63,559)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustments	(216)	(2)	(430)	19	27
Pension benefit plan	(68)	147	(811)	197	(84)
Total comprehensive income (loss)	$1,646	$(11,549)	$(12,731)	$(47,712)	$(63,616)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOVOCURE LIMITED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
U.S. dollars in thousands (except share data)
	Ordinary shares	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings (accumulated deficit)	Total shareholders' equity

Balance as of December 31, 2018 (audited)	93,254,185	$757,314	$(1,400)	$(643,655)	$112,259

Share-based compensation to employees	—	9,649	—	—	9,649
Exercise of options and warrants and vested RSUs	2,438,612	16,978	—	—	16,978
Other comprehensive income (loss), net of tax benefit of $11	—	—	(342)	—	(342)
Net income (loss)	—	—	—	(12,150)	(12,150)
Balance as of March 31, 2019 (unaudited)	95,692,797	$783,941	$(1,742)	$(655,805)	$126,394

Share-based compensation to employees	—	13,732	—	—	13,732
Proceeds from issuance of shares	43,421	1,208	—	—	1,208
Exercise of options and warrants and vested RSUs	2,122,658	19,457	—	—	19,457
Other comprehensive income (loss), net of tax benefit of $69	—	—	(615)	—	(615)
Net income (loss)	—	—	—	(1,270)	(1,270)
Balance as of June 30, 2019 (unaudited)	97,858,876	$818,338	$(2,357)	$(657,075)	$158,906

Share-based compensation to employees	—	14,338	—	—	14,338
Proceeds from issuance of shares	—	—	—	—	—
Exercise of options and warrants and vested RSUs	1,090,059	15,475	—	—	15,475
Other comprehensive income (loss), net of tax benefit of $11	—	—	(284)	—	(284)
Net income (loss)	—	—	—	1,930	1,930
Balance as of September 30, 2019 (unaudited)	98,948,935	$848,151	$(2,641)	$(655,145)	$190,365

	Ordinary shares	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings (accumulated deficit)	Total shareholders' equity

Balance as of December 31, 2017 (audited)	89,478,032	$697,165	$(1,343)	$(582,258)	$113,564

Share-based compensation to employees	—	8,520	—	—	8,520
Exercise of options and warrants and vested RSUs	920,869	2,581	—	—	2,581
Cumulative effect adjustment on retained earnings (*)	—	—	—	2,162	2,162
Other comprehensive income (loss), net of tax benefit of $5	—	—	15	—	15
Net income (loss)	—	—	—	(20,724)	(20,724)
Balance as of March 31, 2018 (unaudited)	90,398,901	$708,266	$(1,328)	$(600,820)	$106,118

Share-based compensation to employees	—	10,206	—	—	10,206
Proceeds from issuance of shares	54,386	938	—	—	938
Exercise of options and warrants and vested RSUs	2,049,986	10,274	—	—	10,274
Other comprehensive income (loss), net of tax benefit of $3	—	—	55	—	55
Net income (loss)	—	—	—	(15,510)	(15,510)
Balance as of June 30, 2018 (unaudited)	92,503,273	$729,684	$(1,273)	$(616,330)	$112,081

Share-based compensation to employees	—	10,479	—	—	10,479
Proceeds from issuance of shares	—	—	—	—	—
Exercise of options and warrants and vested RSUs	504,571	3,924	—	—	3,924
Other comprehensive income (loss), net of tax benefit of $11	—	—	146	—	146
Net income (loss)	—	—	—	(11,694)	(11,694)
Balance as of September 30, 2018 (unaudited)	93,007,844	$744,087	$(1,127)	$(628,024)	$114,936

(*) Resulting from the adoption of ASC 606.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOVOCURE LIMITED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands
	Three months ended September 30,		Nine months ended September 30,		Year ended December 31,
	2019	2018	2019	2018	2018
	Unaudited		Unaudited		Audited
Cash flows from operating activities:
Net income (loss)	$1,930	$(11,694)	$(11,490)	$(47,928)	$(63,559)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,932	2,311	5,993	6,801	9,006
Asset write-downs and impairment of field equipment	78	178	239	320	407
Amortization of discount (premium)	(547)	(555)	(1,712)	1,502	1,022
Share-based compensation to employees	14,338	10,479	37,719	29,205	39,846
Decrease (increase) in accounts receivables	(9,986)	3,577	(17,020)	(4,805)	(10,325)
Decrease (increase) in inventories	1,067	(1,735)	(1,832)	385	(529)
Increase (decrease) in accounts payables and accrued expenses	6,433	2,839	10,902	(2,760)	13,713
Decrease (increase) in other long-term assets	1,069	155	1,151	(743)	(949)
Increase (decrease) in other long-term liabilities	(1,407)	83	(4,292)	(656)	9,503
Net cash provided by (used in) operating activities	$14,907	$5,638	$19,658	$(18,679)	$(1,865)

Cash flows from investing activities:
Purchase of property, equipment and field equipment	$(2,708)	$(1,353)	$(7,430)	$(4,918)	$(6,711)
Proceeds from maturity of short-term investments	105,000	45,000	315,661	150,000	255,000
Purchase of short-term investments	(104,466)	(44,652)	(313,142)	(148,786)	(253,782)
Net cash provided by (used in) investing activities	$(2,174)	$(1,005)	$(4,911)	$(3,704)	$(5,493)

Cash flows from financing activities:
Proceeds from issuance of shares, net	$—	$—	$1,208	$938	$1,835
Proceeds from long-term loan, net	—	—	—	149,150	149,150
Repayment of long-term loan	(7)	(22)	(23)	(100,063)	(100,084)
Exercise of options and warrants	15,475	3,924	51,910	16,779	18,468
Net cash provided by (used in) financing activities	$15,468	$3,902	$53,095	$66,804	$69,369

Effect of foreign currency translation	$(216)	$(2)	$(430)	$19	$27

Increase (decrease) in cash, cash equivalents and restricted cash	27,985	8,533	67,412	44,440	62,038
Cash, cash equivalents and restricted cash at the beginning of the period	182,183	116,625	142,756	80,718	80,718

Cash, cash equivalents and restricted cash at the end of the period	$210,168	$125,158	$210,168	$125,158	$142,756

NOVOCURE LIMITED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands
	Three months ended September 30,		Nine months ended September 30,		Year ended December 31,
	2019	2018	2019	2018	2018
	Unaudited		Unaudited		Audited
Supplemental cash flow activities:
Cash paid during the period for:
Income taxes	$3,040	$4,145	$10,431	$16,159	$20,350
Interest	$3,453	$3,454	$10,247	$9,879	$13,334
Non-cash activities in accordance with of ASC-842:
Right-of-use assets obtained in exchange for lease obligations	$1,062	—	$18,335	—	—

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
Recently Adopted Accounting Pronouncements. In 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”, which amends the existing standards for lease accounting, requiring lessees to recognize most leases on their balance sheets. The new standard establishes a right-of-use model that requires a lessee to recognize a right-of-use asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating. The standard is effective for interim and annual reporting periods beginning after December 15, 2018.
The provisions of ASU 2016-02 are to be applied using a modified retrospective approach. In July 2018, the FASB issued ASU No. 2018-11, “Targeted Improvements - Leases (Topic 842)” (together with ASU 2016-02, “ASC 842”). This update provides an additional (and optional) transition method to adopt the new leases standard. Under this method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, the prior comparative period’s financials will remain the same as those previously presented. The Company adopted the new standard as of January 1, 2019 and it has also elected to adopt the package of practical expedients permitted in ASC 842.
ASC 842 provides lessors with a practical expedient, by class of underlying asset, not to separate non-lease components from the associated lease component and, instead, to account for those components as a single component if the non-lease components otherwise would be accounted for under the new revenue guidance (Topic 606). Our product supply agreements include the right to use the device (lease component), the supply obligation of disposable transducer arrays and technical support for the term of treatment (non-lease component). As the non-lease component(s) associated with the lease component is the predominant component of the combined component, the Company accounts for the combined component in accordance with Topic 606.
The consolidated financial statements for the three and nine months ended September 30, 2019 are presented under the new standard, while comparative year and other periods presented are not adjusted and continue to be reported in accordance with Topic 840, Leases.

NOTE 2: CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
Cash equivalents include items almost as liquid as cash, such as certificates of deposit and time deposits with maturity periods of three months or less when purchased.

	September 30, 2019	December 31, 2018
	Unaudited	Audited
Cash	$5,851	$9,197
Money market funds	202,183	131,425
Total cash and cash equivalents	$208,034	$140,622
The Company invests in marketable U.S. Treasury Bills (“T-bills”) that are classified as held-to-maturity securities. The amortized cost and recorded basis of the T-bills are presented as short-term investments.

	September 30, 2019	December 31, 2018
	Unaudited	Audited
Short-term investments	$104,565	$105,256
Quoted market prices were applied to determine the fair value of cash equivalents and short-term investments, therefore they are categorized as Level 1 in accordance with ASC 820, “Fair Value Measurements and Disclosures.” The estimated fair value of the Company’s short-term investments as of September 30, 2019 and December 31, 2018 was $104,613 and $105,266, respectively.
NOTE 3: INVENTORIES
Inventories are stated at the lower of cost or net realizable value. The weighted average methodology is applied to determine cost. As of September 30, 2019 and December 31, 2018, the Company’s inventories were composed of:

	September 30, 2019	December 31, 2018
	Unaudited	Audited
Raw materials	$3,077	$870
Work in progress	9,860	8,667
Finished products	11,451	13,018
Total	$24,388	$22,555

NOTE 4: COMMITMENTS, RIGHTS OF USE AND CONTINGENT LIABILITIES
Operating Leases and Rights of Use. The facilities of the Company are leased under various operating lease agreements for periods, including options for extensions, ending no later than 2029. The Company also leases motor vehicles under various operating leases, which expire on various dates, the latest of which is in 2022.
Under ASC 842, all leases with durations greater than 12 months, including non-cancelable operating leases, are now recognized on the balance sheet. The aggregated present value of lease agreements, net of deferred rent, is recorded as a long-term asset titled right-of-use assets. The corresponding lease liabilities are split between other payables and long-term lease liabilities.

Upon implementation of ASC 842, effective January 1, 2019, the Company recorded an increase in right-of-use assets obtained in exchange for lease obligations of $15,733 on our opening balance sheet. Lease and rental payments for the nine months ended September 30, 2019, totaled $3,799. Future minimum lease payments under non-cancelable operating leases as of September 30, 2019, are as follows:

September 30, 2019
Unaudited
Future minimum lease payments:
2019 (remainder of the year)	$1,146
2020	4,519
2021	4,193
2022	3,130
2023	1,933
Thereafter	3,651
Total future minimum lease payments	$18,572
Less imputed interest	(2,956)
Net present value of future minimum lease payments	$15,616

Presented as of September 30, 2019:
Short-term lease liabilities	$4,249
Long-term lease liabilities	11,367
Net present value of future minimum lease payments	$15,616

Weighted average of remaining operating lease term	4.85

Weighted average of operating lease discount rate	7.51%
Pledged deposits and bank guarantees. As of September 30, 2019 and December 31, 2018, the Company pledged bank deposits of $1,325 and $1,143, respectively, to cover bank guarantees in respect of its leases of operating facilities and obtained bank guarantees for the fulfillment of the Company’s lease and other contractual commitments of $1,491 and $1,299, respectively.
NOTE 5: SHARE CAPITAL
In September 2015, the Company adopted the 2015 Omnibus Incentive Plan (the “2015 Plan”). Under the 2015 Plan, the Company can issue various types of equity compensation awards such as share options, restricted shares, performance shares, restricted stock units (“RSUs”), performance units, long-term cash awards and other share-based awards.
Options granted under the 2015 Plan generally have a four-year vesting period and expire ten years after the date of grant. Options granted under the 2015 Plan that are canceled or forfeited before expiration become available for future grants. RSUs granted under the 2015 Plan generally vest over a three-year period. RSUs granted under the 2015 Plan that are canceled before expiration become available for future grants. As of September 30, 2019, 11,915,754 ordinary shares were available for grant under the 2015 Plan.

A summary of the status of the Company’s option plans as of September 30, 2019 and changes during the period then ended is presented below:

	Nine months ended September 30, 2019
	Unaudited
	Number of options	Weighted average exercise price
Outstanding at beginning of year	14,438,215	$13.56
Granted	1,496,161	49.43
Exercised	(4,914,918)	10.55
Forfeited and canceled	(144,403)	19.91
Outstanding as of September 30, 2019	10,875,055	$19.77

Exercisable options	3,444,478	$14.61
For the nine months, ended September 30, 2019, options to purchase 4,914,918 ordinary shares were exercised, resulting in the issuance of 4,914,918 ordinary shares.
A summary of the status of the Company’s RSUs as of September 30, 2019 and changes during the period then ended is presented below:

	Nine months ended September 30, 2019
	Unaudited
	Number of RSUs	Weighted average grant date fair value price
Unvested at beginning of year	1,613,197	14.04
Granted	597,583	50.71
Vested	(736,411)	13.36
Forfeited and cancelled	(24,356)	34.32
Unvested as of September 30, 2019	1,450,013	29.16
In September 2015, the Company adopted an employee share purchase plan (“ESPP”) to encourage and enable eligible employees to acquire ownership of the Company’s ordinary shares purchased through accumulated payroll deductions on an after-tax basis. In the United States, the ESPP is intended to be an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code and the provisions of the ESPP are construed in a manner consistent with the requirements of such section. As of September 30, 2019, 3,078,989 ordinary shares were available to be purchased by eligible employees under the ESPP and 390,614 shares had been issued under the ESPP.

The fair value of share-based awards was estimated using the Black-Scholes model for all equity grants. For market condition awards, the Company also applied the Monte-Carlo simulation model. We assessed fair value using the following underlying assumptions:

	Nine months ended September 30,		Year ended December 31, 2018
	2019	2018
	Unaudited		Audited
Stock Option Plans
Expected term (years)	5.50-6.50	5.50-6.25	5.50-6.25
Expected volatility	55%-61%	52%-55%	52%-55%
Risk-free interest rate	1.90%-2.40%	2.70%-2.89%	2.70%-2.99%
Dividend yield	0.00%	0.00%	0.00%
ESPP
Expected term (years)	0.50	0.50	0.50
Expected volatility	44%-62%	45%-53%	45%-53%
Risk-free interest rate	2.10%-2.51%	1.61%-2.14%	1.61%-2.14%
Dividend yield	0.00%	0.00%	0.00%
The total non-cash share-based compensation expense related to all of the Company’s equity-based awards recognized for the three and nine months ended September 30, 2019 and 2018 and the year ended December 31, 2018 was:

	Three months ended September 30,		Nine months ended September 30,		Year ended December 31, 2018
	2019	2018	2019	2018
	Unaudited		Unaudited		Audited
Cost of revenues	$605	$464	$1,626	$891	$1,261
Research, development and clinical trials	2,202	1,223	5,203	3,415	4,709
Sales and marketing	3,368	1,979	8,585	5,309	7,393
General and administrative	8,163	6,813	22,305	19,590	26,483
Total share-based compensation expense	$14,338	$10,479	$37,719	$29,205	$39,846

NOTE 6: EARNINGS PER SHARE

Basic net income (loss) per share is computed based on the weighted average number of ordinary shares outstanding during each period. Diluted net income per share is computed based on the weighted average number of ordinary shares outstanding during the period, plus potential dilutive shares considered outstanding during the period, in accordance with ASC 260-10, as determined under the treasury stock method. Basic and diluted net loss per ordinary share was the same for each period presented, except for the three months ended September 30, 2019, as the inclusion of all potential dilutive shares (deriving from options, RSUs and the ESPP) outstanding would be anti-dilutive.
The calculation of diluted earnings per share includes the weighted average of potentially dilutive securities, which consists of ordinary shares underlying outstanding share options, RSUs and the ESPP. The effect of these dilutive securities under the treasury stock method was approximately 9,119,059 shares for the three months ended September 30, 2019.
The Company excluded 57,782 share options from the computation of dilutive net income per share for the three months ended September 30, 2019 because including them would had have an anti-dilutive effect.

NOTE 7: SUPPLEMENTAL INFORMATION
The Company operates in a single reportable segment.
The following table presents long-lived assets by location:

	September 30, 2019	December 31, 2018
	Unaudited	Audited
United States	$8,170	$8,289
Switzerland	3,695	2,513
Israel	2,393	2,236
Germany	778	1,054
Others	1,528	1,274
Total	$16,564	$15,366
The Company’s revenues by geographic region, based on the customer’s location, are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,		Year ended December 31, 2018
	2019	2018	2019	2018
	Unaudited		Unaudited		Audited
United States	$61,399	$44,469	$166,937	$124,206	$168,414
EMEA (*)	24,482	18,295	69,507	50,692	72,485
Japan	4,779	1,992	12,334	3,497	6,351
Greater China (1)	1,402	—	3,306	—	819
Total	$92,062	$64,756	$252,084	$178,395	$248,069

(*) including Germany	$21,688	$17,536	$64,065	$48,545	$67,849

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist you in better understanding and evaluating our financial condition and results of operations. We encourage you to read this MD&A in conjunction with our consolidated financial statements and the notes thereto for the period ended September 30, 2019 included in Part I, Item 1 of this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Please refer to the information under the heading “Cautionary Note Regarding Forward-Looking Statements” elsewhere in this report. References to the words “we,” “our,” “us,” and the “Company” in this report refer to NovoCure Limited, including its consolidated subsidiaries.
Overview
We are a global oncology company with a proprietary platform technology called Tumor Treating Fields, the use of electric fields tuned to specific frequencies to disrupt solid tumor cancer cell division. Our key priorities are to drive adoption of Optune and the NovoTTF-100L System (“NovoTTF-100L”), our commercial Tumor Treating Fields delivery systems, and to advance programs testing the safety and efficacy of our products in multiple solid tumor indications through our clinical pipeline.
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
We continue to work with payers to expand access to Optune for patients with GBM. As of September 30, 2019, a substantial majority of Americans with private health insurance had coverage of Optune for newly diagnosed and/or recurrent GBM. Effective as of September 1, 2019, Americans who are beneficiaries of the Medicare fee-for-service program also have coverage of Optune for newly diagnosed GBM. Our team is focused on working through the typical administrative ramp-up with Medicare to ensure that we realize the full financial benefit as soon as possible. We are actively appealing Medicare fee-for-service coverage denials up to and including the Administrative Law Judge (“ALJ”) process with Centers for Medicare and Medicaid Services (“CMS”).
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
As of September 30, 2019, the total number of contracted lives globally was more than 407 million.
In order to further advance the scientific evidence supporting the use of Optune in GBM and gather additional information about Optune’s optimal use, we plan to initiate additional randomized trials in GBM. The first trial, which we plan to begin in the next few months, will be a post-marketing trial designed to study the potential benefit of earlier initiation of Optune, concurrent with radiation therapy, versus initiation post radiation, and is intended to support possible label expansion. A second trial, which we plan to begin in 2020, is currently being designed.
We are expanding our commercial operations into France with an initial focus on developing key opinion leader relationships in GBM and establishing a path to reimbursement.
In May 2019, NovoTTF-100L received approval by the FDA under the Humanitarian Device Exemption (“HDE”) pathway to treat unresectable, locally advanced or metastatic malignant pleural mesothelioma (“MPM”) in combination with standard chemotherapies based upon the results of our STELLAR trial. In October 2019, results from our STELLAR trial were published in The Lancet Oncology. We have initiated a phased launch for MPM shaped by our learnings from our GBM rollout.  Our initial launch efforts are focused on certifying radiation oncologists and on supporting the required Institutional Review Board (“IRB”) approval process at the approximately 40 centers that we believe see the majority of U.S. MPM patients. As of September 30, 2019, prescribers were certified at 10 centers across the U.S. and two centers had successfully completed the required IRB approval process. The first MPM commercial patient started therapy in September 2019. We are currently exploring the appropriate regulatory pathway for MPM in our currently active markets outside of the U.S.

We expect to begin a dialogue with payers around access to NovoTTF-100L for patients with MPM in future quarters. We anticipate that MPM claims during the early launch phase will go through an appeal process with payers, similar to our early experience with GBM.
In March 2019, we enrolled the first patient in our ENGOT-ov50/INNOVATE-3 trial, a phase 3 pivotal trial testing the effectiveness of Tumor Treating Fields with paclitaxel in patients with recurrent, platinum-resistant ovarian cancer. The protocol specifies overall survival as primary endpoint and an event-driven interim analysis, which we anticipate will occur in 2022. The European Network for Gynaecological Oncological Trial groups (“ENGOT”) and The GOG Foundation, Inc. (“GOG”), third-party clinical trial networks, are collaborating with us on the trial.  ENGOT and GOG were involved in the development of the trial and the collaborations are intended to facilitate enrollment of INNOVATE-3 at leading cancer centers in Europe and the United States.
Currently, we are conducting phase 3 pivotal trials evaluating the use of Tumor Treating Fields in brain metastases, non-small-cell lung cancer, pancreatic cancer and ovarian cancer. We are also conducting a phase 2 pilot trial evaluating the use of Tumor Treating Fields in liver cancer. We anticipate expanding our clinical pipeline over time to study the safety and efficacy of Tumor Treating Fields for additional solid tumor indications.
The table below presents the current status of the ongoing or completed clinical trials in our pipeline and our expected next milestone for each. We now expect data from the HEPANOVA phase 2 pilot trial in 2021.
We believe we have a diverse intellectual property portfolio that includes over 145 issued patents and pending patent applications as well as numerous trade secrets. We believe these intellectual property assets provide expansive commercialization rights to our products in the oncology space.
In 2018, we granted Zai Lab (Shanghai) Co., Ltd. (“Zai”) a license to commercialize Optune in China, Hong Kong, Macau and Taiwan under a License and Collaboration Agreement (the “Zai Agreement”). The Chinese regulatory authorities designated Optune as an Innovative Medical Device and have accepted the Marketing Authorization Application for the GBM indication in China. Zai is pursuing a clinical trial waiver and, should a clinical trial waiver be granted, Zai intends to launch Optune in China before the end of 2019. On the clinical development front, Zai is working to finalize the protocol for a phase 2 pilot trial in gastric cancer and is collaborating closely with our clinical teams to initiate trials in other key indications in China.
Financial Overview. We view our operations and manage our business in one operating segment. For the three and nine months ended September 30, 2019, our net revenues were $92.1 million and $252.1 million, respectively. Our net income (loss) for the three and nine months ended September 30, 2019 was $1.9 million and $(11.5) million, respectively. As of September 30, 2019, we had an accumulated deficit of $655.1 million.
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
We also recognized revenue pursuant to the Zai Agreement in each quarter of 2019. For additional information regarding the Zai Agreement, see Note 12 to the Consolidated Financial Statements in our 2018 10-K.
Cost of revenues. We contract with third-party manufacturers that manufacture our products. Our cost of revenues is primarily comprised of the following:
•disposable transducer arrays;
•depreciation expense for the field equipment, including the electric field generator used by patients; and
•personnel, warranty and overhead costs such as facilities, freight and depreciation of property, plant and equipment associated with managing our inventory, warehousing and order fulfillment functions.
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
Results of Operations
The following table includes certain commercial patient operating statistics for and as of the end of the periods presented.

	September 30,
Operating statistics	2019	2018
Active patients at period end (1)
United States	1,860	1,602
EMEA (*)	731	581
Japan	160	69
Total	2,751	2,252

(*) including Germany	499	399

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Gross billings (in millions)	$171.4	$139.2	$499.4	$401.0
Prescriptions received in period (2)
United States	917	907	2,831	2,800
EMEA (*)	318	288	947	835
Japan	84	48	213	110
Total	1,319	1,243	3,991	3,745

(*) including Germany	218	235	696	635
1.An “active patient” is a patient who is receiving treatment under a commercial prescription order as of the measurement date, including patients who may be on a temporary break from treatment and who plan to resume treatment in less than 60 days.

2.A “prescription received” is a commercial order for Optune or NovoTTF-100L that is received from a physician certified to treat patients for a patient not previously on Optune or NovoTTF-100L. Orders to renew or extend treatment are not included in this total.
Prescriptions for newly diagnosed GBM represented 82% of total prescriptions for the three months ended September 30, 2019, compared to 75% for the same period in 2018.
Three months ended September 30, 2019 compared to three months ended September 30, 2018

	Three months ended September 30,
	2019	2018	Change	% Change
Net revenues	$92,062	$64,756	$27,306	42%
Net revenues. Net revenues increased $27.3 million, or 42%, to $92.1 million for the three months September 30, 2019 from $64.8 million for the three months ended September 30, 2018. This was primarily due to an increase of 499 active patients in our currently active markets, representing 22% growth, and an improvement in the net revenues booked per active patient. The increase in net revenues per active patient benefited from continued improvements in reimbursement rates in both the U.S. and EMEA. In addition, under the newly defined coverage policy effective as of September 1, 2019, we recognized the initial benefit from Medicare with $0.5 million in third quarter net revenues.

	Three months ended September 30,
	2019	2018	Change	% Change
Cost of revenues	$22,900	$18,949	$3,951	21%
Cost of revenues. Our cost of revenues increased by $4.0 million, or 21%, to $22.9 million for the three months ended September 30, 2019 from $18.9 million for the three months ended September 30, 2018. The increase in cost of revenues was primarily due to the cost of shipping transducer arrays to a higher volume of commercial patients partially offset by a reduction in the cost of goods per active patient driven by ongoing efficiency initiatives and scale. Gross margin was 75% for the three months ended September 30, 2019 and 71% for the three months ended September 30, 2018.
Operating Expenses.

	Three months ended September 30,
	2019	2018	Change	% Change
Research, development and clinical trials	$18,766	$13,074	$5,692	44%
Sales and marketing	23,830	19,124	4,706	25%
General and administrative	22,711	18,855	3,856	20%
Total operating expenses	$65,307	$51,053	$14,254	28%
Research, development and clinical trials expenses. Research, development and clinical trials expenses increased $5.7 million, or 44%, to $18.8 million for the three months ended September 30, 2019 from $13.1 million for the three months ended September 30, 2018. The change is primarily due to an increase in clinical trial and personnel expenses for our phase 3 pivotal trials and an increase in costs associated with medical affairs, regulatory matters and engineering.
Sales and marketing expenses. Sales and marketing expenses increased $4.7 million, or 25%, to $23.8 million for the three months ended September 30, 2019 from $19.1 million for the three months ended September 30, 2018. The change was primarily due to increased marketing expenses and personnel costs to support our growing commercial business.
General and administrative expenses. General and administrative expenses increased $3.9 million, or 20%, to $22.7 million for the three months ended September 30, 2019 from $18.9 million for the three months ended September 30, 2018. The change was primarily due to an increase in personnel costs and an increase in professional services.

	Three months ended September 30,
	2019	2018	Change	% Change
Financial expenses (income), net	$2,555	$2,397	$158	7%

Financial expenses, net. Financial expenses increased $0.2 million, or 7%, to $2.6 million for the three months ended September 30, 2019 from $2.4 million for the three months ended September 30, 2018. The change was primarily due to interest income and the unfavorable impact of foreign exchange.

	Three months ended September 30,
	2019	2018	Change	% Change
Income taxes	$(630)	$4,051	$(4,681)	(116)%
Income taxes. Income taxes decreased $4.7 million, or 116%, to a benefit of $0.6 million for the three months ended September 30, 2019 from $4.1 million for the three months ended September 30, 2018. The change was primarily a result of the mix of applicable statutory tax rates in certain active jurisdictions. We also recorded an income tax benefit of approximately $1.5 million in the quarter ended September 30, 2019 as a result of research and development credits claimed in the U.S.
Nine months ended September 30, 2019 compared to nine months ended September 30, 2018

	Nine months ended September 30,
	2019	2018	Change	% Change
Net revenues	$252,084	$178,395	$73,689	41%
Net revenues. Net revenues increased $73.7 million, or 41%, to $252.1 million for the nine months ended September 30, 2019 from $178.4 million for the nine months ended September 30, 2018. This was primarily due to an increase of 499 active patients in our currently active markets, representing 22% growth, and an improvement in the net revenues booked per active patient.

	Nine months ended September 30,
	2019	2018	Change	% Change
Cost of revenues	$63,820	$57,020	$6,800	12%
Cost of revenues. Our cost of revenues increased by $6.8 million, or 12%, to $63.8 million for the nine months ended September 30, 2019 from $57.0 million for the nine months ended September 30, 2018. The increase in cost of revenues was primarily due to the cost of shipping transducer arrays to a higher volume of commercial patients partially offset by a reduction in the cost of goods per active patient driven by ongoing efficiency initiatives and scale. Gross margin was 75% for the nine months ended September 30, 2019 and 68% for the nine months ended September 30, 2018.
Operating Expenses.

	Nine months ended September 30,
	2019	2018	Change	% Change
Research, development and clinical trials	$55,262	$35,540	$19,722	55%
Sales and marketing	69,871	56,455	13,416	24%
General and administrative	64,198	54,388	9,810	18%
Total operating expenses	$189,331	$146,383	$42,948	29%
Research, development and clinical trials expenses. Research, development and clinical trials expenses increased $19.7 million, or 55%, to $55.3 million for the nine months ended September 30, 2019 from $35.5 million for the nine months ended September 30, 2018. The change is primarily due to an increase in clinical trial and personnel expenses for our phase 3 pivotal trials and an increase in costs associated with medical affairs, regulatory matters and engineering.
Sales and marketing expenses. Sales and marketing expenses increased $13.4 million, or 24%, to $69.9 million for the nine months ended September 30, 2019 from $56.5 million for the nine months ended September 30, 2018. The change was primarily due to increased marketing expenses related to the launch of NovoTTF-100L for MPM and increases in our personnel costs associated with a larger sales force globally.
General and administrative expenses. General and administrative expenses increased $9.8 million, or 18%, to $64.2 million for the nine months ended September 30, 2019 from $54.4 million for the nine months ended September 30, 2018. The change was primarily due to an increase in personnel costs and an increase in professional services.

	Nine months ended September 30,
	2019	2018	Change	% Change
Financial expenses (income), net	$6,165	$10,110	$(3,945)	(39)%
Financial expenses, net. Financial expenses decreased $3.9 million, or 39%, to $6.2 million for the nine months ended September 30, 2019 from $10.1 million for the nine months ended September 30, 2018. The change was primarily due to the 2018 accelerated amortization costs triggered by the repayment of our 2015 term loan credit facility, interest income and the favorable impact of foreign exchange, partially offset by interest expenses on our new $150 million term loan credit facility. For additional information, see Note 10 to our Consolidated Financial Statements in our 2018 10-K.

	Nine months ended September 30,
	2019	2018	Change	% Change
Income taxes	$4,258	$12,810	$(8,552)	(67)%
Income taxes. Income taxes decreased $8.6 million, or 67%, to $4.3 million for the nine months ended September 30, 2019 from $12.8 million for the nine months ended September 30, 2018. The change was primarily a result of the mix of applicable statutory tax rates in certain active jurisdictions. We also recorded an income tax benefit of approximately $1.5 million in the quarter ended September 30, 2019 as a result of research and development credits claimed in the U.S.
Liquidity and Capital Resources
We have incurred significant losses and cumulative negative cash flows from operations since our founding in 2000. As of September 30, 2019, we had an accumulated deficit of $655.1 million. To date, we have primarily financed our operations through the issuance and sale of equity and the proceeds from long-term loans. At September 30, 2019, we had $312.6 million in cash, cash equivalents and short-term investments, an increase of $66.7 million compared to $245.9 million at December 31, 2018. The increase in our cash, cash equivalents and short-term investments was primarily due to cash flow from operations and the exercise of options.
We believe our cash, cash equivalents and short-term investments as of September 30, 2019 are sufficient for our operations for at least the next 12 months based on our existing business plan and our ability to control the timing of significant expense commitments. We anticipate continuing to incur significant costs associated with commercializing our products for approved indications. We expect our research and development expenses to increase in connection with our ongoing activities and as we continue to fund investments in our clinical pipeline and technology development. Such expenses may outpace our gross profit. As a result, we may need to raise additional capital to fund our operations.
Sources of Liquidity
Since inception, we have financed our operations primarily through the issuance and sale of equity and the proceeds from long-term loans. As of September 30, 2019, we had received a total of $839.8 million from these activities.

	Nine months ended September 30,
	2019	2018	Change	% Change
Net cash provided by (used in) operating activities	$19,658	$(18,679)	$38,337	(205)%
Operating activities. Net cash provided by (used in) operating activities primarily represents our net income (loss) for the periods presented. Adjustments to net income (loss) for non-cash items include share-based compensation, depreciation and amortization, accrued interest and impairments. Operating cash flows are also impacted by changes in working capital, principally trade receivables, prepaid expenses, inventories, trade payables and accrued expenses.
Net cash provided by operating activities was $19.7 million for the nine months ended September 30, 2019, as compared to $18.7 million used in operating activities for the nine months ended September 30, 2018. Gross profit increased by $66.9 million for the nine months ended September 30, 2019 versus the nine months ended September 30, 2018, fully funding incremental investments of $19.7 million in research and development and $23.2 million in sales, marketing, general and administrative expenses. The transition to positive cash flow from operations, with a $38.3 million increase in cash provided by operating activities, was primarily driven by a decrease in net loss, an increase in share-based compensation and an increase in trade receivables.

	Nine months ended September 30,
	2019	2018	Change	% Change
Net cash provided by (used in) investing activities	(4,911)	(3,704)	$(1,207)	33%
Investing activities. Our investing activities consist primarily of capital expenditures to purchase property and equipment and field equipment, as well as investments in and redemptions of our short-term investments.
Net cash used in investing activities was $4.9 million for the nine months ended September 30, 2019, compared to $3.7 million for the nine months ended September 30, 2018. The increased net cash used in investing activities was primarily attributable to the purchase of property and equipment to support our growing commercial business partially offset by net proceeds generated from the sale of investments for cash needs.

	Nine months ended September 30,
	2019	2018	Change	% Change
Net cash provided by (used in) financing activities	53,095	66,804	$(13,709)	(21)%
Financing activities. To date, our primary financing activities have been the sale of equity and the proceeds from long-term loans.
Net cash provided by financing activities was $53.1 million for the nine months ended September 30, 2019, as compared to $66.8 million for the nine months ended September 30, 2018. The year-over-year decrease in cash provided by financing activities was primarily related to the 2018 principal amount of our credit facility and partially offset by proceeds from the exercise of options.
Our material outstanding indebtedness consists of our term loan credit facility. As of September 30, 2019, the aggregate principal balance of amounts outstanding under the term loan credit facility was $150.0 million. We may prepay the term loan, in full, at any time. We must prepay the term loan (i) in full or in part upon the entry into certain licensing arrangements and (ii) in full in the event of a change of control. In each case, any prepayment (whether permitted or mandatory) is subject to a prepayment premium and/or make-whole payment. The prepayment fee if we prepay outstanding loan amounts prior to February 7, 2021 is 2.0% and is 1.0% if made after the February 7, 2021 but prior to February 7, 2022. If we prepay outstanding loan amounts prior to August 7, 2020, we must pay a make-whole amount equal to the amount of interest that would have accrued on the amount of all principal we prepaid from the date of such prepayment through February 7, 2021.
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
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.  Legal Proceedings
There have been no material changes to our legal proceedings disclosed in the 2018 10-K except as noted below.
In February 2019, a civil claim was filed in the District Court in Haifa, Israel (the “Court”), by Ofir Paz (“Paz”), a former member of our Board of Directors, and EES Investments Ltd., a company wholly owned by Paz (together with Paz, “Plaintiff”) against us and Prof. Yoram Palti (“Respondents”). Plaintiff claims that he is entitled to 210,000 ordinary shares (adjusted for share capital splits since 2003) from Respondents pursuant to an alleged 2003 verbal agreement between Plaintiff and Prof. Palti, who was also a member of our Board of Directors at that time, for Plaintiff’s contribution to the advancement of our business and the consummation of a third party investment in our company. In May 2019, we filed a motion to dismiss the claim that is still pending. In September 2019, Plaintiff filed a motion to amend the claim, requesting that Asaf Danziger be added as a Respondent. That motion is still pending. We believe that the complaint is without merit and plan to defend against this claim vigorously. We have not accrued any amounts in respect of these claims, as we believe liability is not probable and the amount of any potential liability cannot be reasonably estimated.
Item 1A.  Risk Factors
There have been no material changes to our risk factors disclosed in Part I, Item 1A “Risk Factors” to our Form 10-Q filed with the Securities and Exchange Commission on July 25, 2019.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not applicable.
Item 5.  Other Information
None.

Item 6.  Exhibits
EXHIBIT INDEX

Exhibit Number		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Date	Number
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X
32.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X
32.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X
101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Extension Presentation Linkbase Document				X
104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101)
____________________________________________
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

NovoCure Limited

Date: October 31, 2019	/s/ Wilco Groenhuysen
Wilco Groenhuysen Chief Financial Officer (principal financial and accounting officer and duly authorized officer)