Form 10-Q
period 2020-06-30
NovoCure Ltd
filed 2020-07-30
CIK 1645113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 23, 2020
Ordinary shares, no par value	101,091,110 Shares

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
In addition to historical facts or statements of current condition, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements contained in this report are based on our current plans, expectations, hopes, beliefs, intentions or strategies concerning future developments and their impact on us. Forward-looking statements contained in this report constitute our expectations or forecasts of future events as of the date this report was filed with the Securities and Exchange Commission (the “SEC”) and are not statements of historical fact. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Such statements may include words such as “anticipate,” “will,” “estimate,” “expect,” “project,” “intend,” “should,” “plan,” “believe,” “hope,” and other words and terms of similar meaning in connection with any discussion of, among other things, future operating or financial performance, strategic initiatives and business strategies, regulatory or competitive environments, our intellectual property and research and development related to our Tumor Treating Fields delivery systems marketed under various brand names, including Optune, Optune Lua and software and systems to support and optimize the delivery of Tumor Treating Fields (collectively, the “Products”). In particular, these forward-looking statements include, among others, statements about:
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
•our ability to manage the risks and business disruptions associated with the COVID-19 pandemic;
•our cash needs; and
•our prospects, financial condition and results of operations.
These forward-looking statements involve a number of risks and uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Factors which may cause such differences to occur include those risks and uncertainties set forth under Part I, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed on February 27, 2020 (the “2019 10-K”) and in Part II, Item 1A of our Quarterly Report on Form 10-Q filed on April 30, 2020, as well as other risks and uncertainties set forth from time to time in the reports we file with the SEC. In our prior filings, including our 2019 10-K, references to NovoTTF-100L now refer to Optune Lua. We do not intend to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.
i

TRADEMARKS
This Quarterly Report on Form 10-Q includes trademarks of NovoCure Limited and other persons. All trademarks or trade names referred to herein are the property of their respective owners.
ii

NovoCure Limited
Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION
Item 1.  Financial Statements

NOVOCURE LIMITED AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands (except share data)
	June 30, 2020	December 31, 2019
	Unaudited	Audited
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$196,784	$177,321
Short-term investments	149,930	148,769
Restricted cash	801	2,095
Trade receivables	76,026	58,859
Receivables and prepaid expenses	38,104	29,202
Inventories	26,136	23,701
Total current assets	487,781	439,947
LONG-TERM ASSETS:
Property and equipment, net	10,530	9,342
Field equipment, net	8,339	7,684
Right-of-use assets, net	17,429	17,571
Other long-term assets	4,860	4,904
Total long-term assets	41,158	39,501
TOTAL ASSETS	$528,939	$479,448

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOVOCURE LIMITED AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands (except share data)
	June 30, 2020	December 31, 2019
	Unaudited	Audited
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Trade payables	$38,506	$36,925
Other payables, lease liabilities and accrued expenses	46,615	49,386
Total current liabilities	85,121	86,311
LONG-TERM LIABILITIES:
Long-term loan, net of discount and issuance costs	149,507	149,424
Deferred revenue	8,022	7,807
Long-term leases	13,668	14,140
Employee benefits	4,626	3,754
Other long-term liabilities	173	222
Total long-term liabilities	175,996	175,347
TOTAL LIABILITIES	261,117	261,658

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Share capital -
Ordinary shares no par value, unlimited shares authorized; issued and outstanding: 101,020,721 shares and 99,528,435 shares at June 30, 2020 (unaudited) and December 31, 2019, respectively	—	—
Additional paid-in capital	916,632	871,442
Accumulated other comprehensive income (loss)	(3,532)	(2,767)
Retained earnings (accumulated deficit)	(645,278)	(650,885)
TOTAL SHAREHOLDERS' EQUITY	267,822	217,790
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$528,939	$479,448

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOVOCURE LIMITED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
U.S. dollars in thousands (except share and per share data)
	Three months ended June 30,		Six months ended June 30,		Year ended December 31,
	2020	2019	2020	2019	2019
	Unaudited		Unaudited		Audited
Net revenues	$115,925	$86,713	$217,753	$160,022	$351,318
Cost of revenues	25,474	21,106	49,970	40,920	88,606
Gross profit	90,451	65,607	167,783	119,102	262,712

Operating costs and expenses:
Research, development and clinical trials	29,918	19,454	55,190	36,496	79,003
Sales and marketing	28,461	23,708	57,294	46,041	96,675
General and administrative	25,404	21,249	52,012	41,487	87,948
Total operating costs and expenses	83,783	64,411	164,496	124,024	263,626

Operating income (loss)	6,668	1,196	3,287	(4,922)	(914)
Financial expenses (income), net	2,617	1,239	5,049	3,610	7,910

Income (loss) before income tax	4,051	(43)	(1,762)	(8,532)	(8,824)
Income tax	2,396	1,227	(7,369)	4,888	(1,594)
Net income (loss)	$1,655	$(1,270)	$5,607	$(13,420)	$(7,230)

Basic net income (loss) per ordinary share	$0.02	$(0.01)	$0.06	$(0.14)	$(0.07)
Weighted average number of ordinary shares used in computing basic net income (loss) per share	100,718,893	96,356,317	100,298,230	95,583,802	97,237,549

Diluted net income (loss) per ordinary share	$0.02	$(0.01)	$0.05	$(0.14)	$(0.07)
Weighted average number of ordinary shares used in computing diluted net income (loss) per share	107,647,802	96,356,317	107,897,907	95,583,802	97,237,549

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
U.S. dollars in thousands
	Three months ended June 30,		Six months ended June 30,		Year ended December 31,
	2020	2019	2020	2019	2019
	Unaudited		Unaudited		Audited
Net income (loss)	$1,655	$(1,270)	$5,607	$(13,420)	$(7,230)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustments	84	47	(117)	(214)	(304)
Pension benefit plan	13	(662)	(648)	(743)	(1,063)
Total comprehensive income (loss)	$1,752	$(1,885)	$4,842	$(14,377)	$(8,597)

NOVOCURE LIMITED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
U.S. dollars in thousands (except share data)
	Ordinary shares	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings (accumulated deficit)	Total shareholders' equity

Balance as of December 31, 2019 (audited)	99,528,435	$871,442	$(2,767)	$(650,885)	$217,790

Share-based compensation to employees	—	16,557	—	—	16,557
Exercise of options and vested RSUs	834,538	4,511	—	—	4,511
Other comprehensive income (loss), net of tax benefit of $0	—	—	(862)	—	(862)
Net income (loss)	—	—	—	3,952	3,952
Balance as of March 31, 2020 (unaudited)	100,362,973	$892,510	$(3,629)	$(646,933)	$241,948

Share-based compensation to employees	—	18,770	—	—	18,770
Proceeds from issuance of shares	33,075	1,667	—	—	1,667
Exercise of options and vested RSUs	624,673	3,685	—	—	3,685
Other comprehensive income (loss), net of tax benefit of $0	—	—	97	—	97
Net income (loss)	—	—	—	1,655	1,655
Balance as of June 30, 2020 (unaudited)	101,020,721	$916,632	$(3,532)	$(645,278)	$267,822

	Ordinary shares	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings (accumulated deficit)	Total shareholders' equity

Balance as of December 31, 2018 (audited)	93,254,185	$757,314	$(1,400)	$(643,655)	$112,259

Share-based compensation to employees	—	9,649	—	—	9,649
Exercise of options and warrants and vested RSUs	2,438,612	16,978	—	—	16,978
Other comprehensive income (loss), net of tax benefit of $11	—	—	(342)	—	(342)
Net income (loss)	—	—	—	(12,150)	(12,150)
Balance as of March 31, 2019 (unaudited)	95,692,797	$783,941	$(1,742)	$(655,805)	$126,394

Share-based compensation to employees	—	13,732	—	—	13,732
Proceeds from issuance of shares	43,421	1,208	—	—	1,208
Exercise of options and warrants and vested RSUs	2,122,658	19,457	—	—	19,457
Other comprehensive income (loss), net of tax benefit of $69	—	—	(615)	—	(615)
Net income (loss)	—	—	—	(1,270)	(1,270)
Balance as of June 30, 2019 (Unaudited)	97,858,876	$818,338	$(2,357)	$(657,075)	$158,906

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOVOCURE LIMITED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands
	Three months ended June 30,		Six months ended June 30,		Year ended December 31,
	2020	2019	2020	2019	2019
	Unaudited		Unaudited		Audited
Cash flows from operating activities:
Net income (loss)	$1,655	$(1,270)	$5,607	$(13,420)	$(7,230)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,601	2,132	4,489	4,061	8,460
Asset write-downs and impairment of field equipment	133	86	139	161	398
Share-based compensation	18,770	13,732	35,327	23,381	52,416
Foreign currency remeasurement loss (gain)	(463)	—	(470)	—	(917)
Decrease (increase) in accounts receivables	(6,160)	(4,998)	(25,878)	(7,034)	(36,496)
Amortization of discount (premium)	(538)	(587)	(1,078)	(1,165)	(2,176)
Decrease (increase) in inventories	(3,539)	(1,316)	(2,391)	(2,899)	(1,159)
Decrease (increase) in other long-term assets	1,143	168	2,379	82	3,446
Increase (decrease) in accounts payables and accrued expenses	405	2,223	(1,934)	4,469	16,883
Increase (decrease) in other long-term liabilities	(1,266)	(1,104)	(1,492)	(2,885)	(7,006)
Net cash provided by (used in) operating activities	$12,741	$9,066	$14,698	$4,751	$26,620

Cash flows from investing activities:
Purchase of property, equipment and field equipment	$(3,315)	$(2,397)	$(6,427)	$(4,722)	$(10,485)
Proceeds from maturity of short-term investments	—	105,000	—	210,661	420,661
Purchase of short-term investments	—	(104,351)	—	(208,676)	(461,843)
Net cash provided by (used in) investing activities	$(3,315)	$(1,748)	$(6,427)	$(2,737)	$(51,667)

Cash flows from financing activities:
Proceeds from issuance of shares, net	$1,667	$1,208	$1,667	$1,208	$2,467
Repayment of long-term loan	(7)	(8)	(15)	(16)	(31)
Exercise of options and warrants	3,685	19,457	8,196	36,435	59,245
Net cash provided by (used in) financing activities	$5,345	$20,657	$9,848	$37,627	$61,681

Effect of exchange rate changes on cash, cash equivalents and restricted cash	$109	$47	$50	$(214)	$26

Increase (decrease) in cash, cash equivalents and restricted cash	14,880	28,022	18,169	39,427	36,660

Cash, cash equivalents and restricted cash at the beginning of the period	182,705	154,161	179,416	142,756	142,756

Cash, cash equivalents and restricted cash at the end of the period	$197,585	$182,183	$197,585	$182,183	$179,416

	Three months ended June 30,		Six months ended June 30,		Year ended December 31,
	2020	2019	2020	2019	2019
	Unaudited		Unaudited		Audited
Supplemental cash flow activities:
Cash paid during the period for:
Income taxes	$4,728	$4,358	$6,937	$7,391	$11,241
Interest	$3,415	$3,415	$6,831	$6,794	$13,699
Non-cash activities in accordance with ASC-842:
Right-of-use assets obtained in exchange for lease obligations	$1,391	$1,539	$2,174	17,273	$22,943

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

	June 30, 2020	December 31, 2019
	Unaudited	Audited
Cash	$17,589	$18,377
Money market funds	179,195	158,944
Total cash and cash equivalents	$196,784	$177,321
The Company invests in marketable U.S. Treasury Bills (“T-bills”) that are classified as held-to-maturity securities. The amortized cost and recorded basis of the T-bills are presented as short-term investments.

	June 30, 2020	December 31, 2019
	Unaudited	Audited
Short-term investments	$149,930	$148,769
Quoted market prices were applied to determine the fair value of cash equivalents and short-term investments, therefore they are categorized as Level 1 in accordance with Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures.” The fair value of the Company’s short-term investments as of June 30, 2020 and December 31, 2019 was $149,992 and $148,738, respectively.
NOTE 3: INVENTORIES
Inventories are stated at the lower of cost or net realizable value. The weighted average methodology is applied to determine cost. As of June 30, 2020 and December 31, 2019, the Company’s inventories were composed of:

	June 30, 2020	December 31, 2019
	Unaudited	Audited
Raw materials	$5,605	$3,912
Work in progress	9,331	6,482
Finished products	11,200	13,308
Total	$26,136	$23,701

NOTE 4: COMMITMENTS AND CONTINGENT LIABILITIES
Operating Leases. The facilities of the Company are leased under various operating lease agreements for periods, including options for extensions, ending no later than 2030. The Company also leases motor vehicles under various operating leases, which expire on various dates, the latest of which is in 2024.
Pledged deposits and bank guarantees. As of June 30, 2020 and December 31, 2019, the Company pledged bank deposits of $1,394 and $1,390, respectively, to cover bank guarantees in respect of its leases of operating facilities and obtained bank guarantees for the fulfillment of the Company’s lease and other contractual commitments of $1,625 and $1,557, respectively.
NOTE 5: EQUITY INCENTIVE PLANS AND ESPP
In September 2015, the Company adopted the 2015 Omnibus Incentive Plan (the “2015 Plan”). Under the 2015 Plan, the Company can issue various types of equity compensation awards such as share options, restricted shares, performance shares, restricted share units (“RSUs”), performance-based share units (“PSUs”), long-term cash awards and other share-based awards.

Options granted under the 2015 Plan generally have a four-year vesting period and expire ten years after the date of grant. Options granted under the 2015 Plan that are canceled or forfeited before expiration become available for future grants. RSUs granted under the 2015 Plan generally vest over a three year period. PSUs granted under the 2015 Plan generally vest between a three and six year period as performance targets are attained. RSUs and PSUs granted under the 2015 Plan that are canceled before expiration become available for future grants. As of June 30, 2020, 11,477,884 ordinary shares were available for grant under the 2015 Plan.
A summary of the status of the Company’s option plans as of June 30, 2020 and changes during the period then ended is presented below:

	Six months ended June 30, 2020
	Unaudited
	Number of options	Weighted average exercise price
Outstanding at beginning of year	10,350,810	$20.40
Granted	748,247	68.99
Exercised	(583,753)	14.06
Forfeited and canceled	(172,913)	18.40
Outstanding as of June 30, 2020	10,342,391	$24.30

Exercisable options	5,360,242	$16.08
For the six months ended June 30, 2020, options to purchase 583,753 ordinary shares were exercised, resulting in the issuance of 583,753 ordinary shares.
A summary of the status of the Company’s RSUs and PSUs as of June 30, 2020 and changes during the period then ended is presented below.

	Six months ended June 30, 2020
	Unaudited
	Number of RSU/PSUs	Weighted average grant date fair value
Unvested at beginning of year	1,474,395	$30.26
Granted (1)	3,804,611	53.63
Vested	(875,458)	19.85
Forfeited and cancelled	(17,587)	45.05
Unvested as of June 30, 2020	4,385,961	52.55
(1) Includes RSUs and PSUs granted on March 3, 2020 as follows: (a) 527,041 RSUs that are expensed based on their grant date fair value of $69.37 per RSU over the service period of three years; (b) 408,539 PSUs that have a mix of service and clinical milestone vesting conditions, cliff-vest in pre-determined increments, and that have been deemed probable to vest and are therefore expensed beginning in the first quarter of 2020 based on their grant date fair value of $69.37 per PSU; (c) 108,113 PSUs that have a mix of service and clinical milestone vesting conditions, cliff-vest in pre-determined increments, and that will begin to be expensed at $69.37 per PSU when it becomes probable that the milestones will be achieved, and (d) 2,703,852 PSUs that have a mix of service, market and other milestone performance vesting conditions (including but not limited to new FDA approved indications), cliff-vest in pre-determined increments, and have a compensation cost of $48.16 per PSU that will not be recognized until the performance condition becomes probable. The PSUs vest no earlier than three years from the date of grant and no later than six years from the date of grant. The grant date fair value of PSUs with market vesting conditions were obtained by using Monte Carlo simulations. The Company accounts for stock-based compensation in accordance with ASC 718.

In September 2015, the Company adopted an employee share purchase plan (“ESPP”) to encourage and enable eligible employees to acquire ownership of the Company’s ordinary shares purchased through accumulated payroll deductions on an after-tax basis. In the United States, the ESPP is intended to be an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code and the provisions of the ESPP are construed in a manner consistent with the requirements of such section. As of June 30, 2020, 4,017,014 ordinary shares were available to be purchased by eligible employees under the ESPP and 447,634 shares had been issued under the ESPP.
The fair value of share-based awards was estimated using the Black-Scholes model for all equity grants. For market condition awards, the Company also applied the Monte-Carlo simulation model. We assessed fair value using the following underlying assumptions:

	Six months ended June 30,		Year ended December 31, 2019
	2020	2019
	Unaudited		Audited
Stock Option Plans
Expected term (years)	5.50-6.25	5.50-6.50	5.50-6.5
Expected volatility	54%-56%	55%-57%	55%-61%
Risk-free interest rate	0.39%-0.86%	2.21%-2.40%	1.73%-2.40%
Dividend yield	0.00%	0.00%	0.00%
ESPP
Expected term (years)	0.50	0.50	0.50
Expected volatility	47%	62%	44%-62%
Risk-free interest rate	1.57%	2.51%	2.10%-2.51%
Dividend yield	0.00%	0.00%	0.00%
The total non-cash share-based compensation expense related to all of the Company’s equity-based awards recognized for the three and six months ended June 30, 2020 and 2019 and the year ended December 31, 2019 was:

	Three months ended June 30,		Six months ended June 30,		Year ended December 31, 2019
	2020	2019	2020	2019
	Unaudited		Unaudited		Audited
Cost of revenues	$559	$595	$1,149	$1,021	$2,231
Research, development and clinical trials	3,779	1,813	7,173	3,001	7,570
Sales and marketing	4,769	3,255	8,385	5,217	11,897
General and administrative	9,663	8,069	18,620	14,142	30,718
Total share-based compensation expense	$18,770	$13,732	$35,327	$23,381	$52,416

NOTE 6: EARNINGS PER SHARE

Basic net income (loss) per share is computed based on the weighted average number of ordinary shares outstanding during each period. Diluted net income per share is computed based on the weighted average number of ordinary shares outstanding during the period, plus potential dilutive shares considered outstanding during the period, in accordance with ASC 260-10, as determined under the treasury stock method. Basic and diluted net income per ordinary share was the same for each period presented, except for the three months ended June 30, 2020, as the inclusion of all potential dilutive shares (deriving from options, RSUs and the ESPP) outstanding would be anti-dilutive.
The calculation of diluted earnings per share includes the weighted average of potentially dilutive securities, which consists of ordinary shares underlying outstanding share options, RSUs, performance share units and the ESPP. The effect of these dilutive securities under the treasury stock method was approximately 6,928,909 and 7,599,677 shares for the three and six months ended June 30, 2020, respectively.

The Company excluded 1,148,420 and 598,533 share options under the treasury stock method from the computation of dilutive net income per share for the three and six months ended June 30, 2020 because including them would had have an anti-dilutive effect.

NOTE 7: SUPPLEMENTAL INFORMATION
The Company operates in a single reportable segment.
The following table presents long-lived assets by location:

	June 30, 2020	December 31, 2019
	Unaudited	Audited
United States	$10,249	$8,896
Switzerland	1,719	3,067
Israel	3,736	2,753
Germany	982	729
Others	2,183	1,581
Total long-term assets	$18,869	$17,026
The Company’s revenues by geographic region, based on the customer’s location, are summarized as follows:

	Three months ended June 30,		Six months ended June 30,		Year ended December 31, 2019
	2020	2019	2020	2019
	Unaudited		Unaudited		Audited
United States	$81,209	$58,934	$150,468	$105,538	$232,805
EMEA:
Germany	21,469	21,097	43,271	42,377	86,564
Other EMEA	3,927	1,408	6,601	2,648	8,782
Japan	7,179	4,185	13,630	7,555	17,912
Greater China (1)	2,141	1,089	3,783	1,904	5,255
Total net revenues	$115,925	$86,713	$217,753	$160,022	$351,318

(1) Reflects revenue recognized in accordance with a License and Collaboration Agreement (the “Zai Agreement”) between the Company and Zai Lab (Shanghai) Co., Ltd. (“Zai”), dated September 10, 2018, pursuant to which Zai is commercializing Optune in China, Hong Kong, Macau and Taiwan (referred to in this table as “Greater China”). In the three months ended June 30, 2020, the Company triggered a $8,000 milestone related to the approval of Optune for the treatment of GBM in China and in the six months ended June 30, 2020, the Company also triggered a $2,000 clinical trial milestone, each of which are being recognized over the remainder of the Zai performance period ending in September 2024. For additional information, see Note 12 to the Consolidated Financial Statements in the 2019 10-K.

NOTE 8: INCOME TAX
In accordance with the changes to the U.S. tax code enacted in response to the economic impacts of COVID-19 signed into legislation on March 27, 2020 the Company recorded a net tax benefit of $11,269 in the first quarter of 2020. The benefit results from net operating loss carry-backs in the U.S.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist you in better understanding and evaluating our financial condition and results of operations. We encourage you to read this MD&A in conjunction with our unaudited consolidated financial statements and the notes thereto for the period ended June 30, 2020 included in Part I, Item 1 of this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Please refer to the information under the heading “Cautionary Note Regarding Forward-Looking Statements” elsewhere in this report. References to the words “we,” “our,” “us,” and the “Company” in this report refer to NovoCure Limited, including its consolidated subsidiaries.
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
Optune is approved by the United States Food and Drug Administration (“FDA”) under the premarket approval (“PMA”) pathway for the treatment of adult patients with newly diagnosed glioblastoma multiforme (“GBM”) in combination with temozolomide, a chemotherapy drug, and for adult patients with GBM following confirmed recurrence after chemotherapy as monotherapy treatment. We also have approval to market Optune for the treatment of GBM in the European Union (“EU”), Japan and certain other countries. Optune Lua is approved by the FDA under the humanitarian device exemption (“HDE”) pathway to treat malignant pleural mesothelioma (“MPM") in combination with standard chemotherapies. We are currently seeking to obtain CE Certification for Optune Lua in the EU.
We market Optune in the U.S., Austria, Germany, Israel, Japan, Sweden and Switzerland, which we refer to as our “active markets”, and we market Optune Lua in the U.S. With respect to the treatment of GBM, our sales and marketing efforts are principally focused on driving adoption with both neuro-oncologists and radiation oncologists. With respect to the treatment of MPM, our commercial efforts are principally focused on generating awareness with radiation oncologists and on establishing a dialogue with third-party payers around access to Optune Lua. We are expanding our commercial operations into France with an initial focus on developing key opinion leader relationships in GBM and establishing a path to reimbursement for our Products.
We continue to work with payers to expand access to Optune for patients with GBM. In January 2020, the State of Israel Ministry of Health added Optune in combination with temozolomide to the Israeli medical services basket, establishing national reimbursement for Optune in newly diagnosed GBM in Israel. In March 2020, the German Federal Joint Committee (G-BA) updated its directive for Contracted Medical Care to include Tumor Treating Fields, establishing national reimbursement for Optune in newly diagnosed GBM in Germany.
As of June 30, 2020, the total number of contracted GBM lives was approximately 264 million in the U.S., approximately 111 million in our active EMEA markets and approximately 126 million in Japan.

The COVID-19 pandemic did not have a material adverse effect on our financial results in the first half of 2020. There was no material impact to our commercial business or global supply chain from the COVID-19 pandemic, and we do not anticipate a material impact going forward based on what we know as of the date of this filing. The anticipated timing of final data from our ongoing clinical trials is unchanged from what was disclosed in our Quarterly Report on Form 10-Q filed on April 30, 2020 (“First Quarter 2020 10-Q”).

We are following the guidance of the World Health Organization, the U.S. Centers for Disease Control and Prevention, and local health authorities in all of our active markets and we have adjusted the way we conduct business to adapt to the evolving situation. For example, our field-based patient support teams continue to conduct in-person patient visits when possible and leverage technology to virtually conduct new patient starts and provide ongoing patient support visits. We are respecting any restrictions on external visitors at the cancer centers, hospitals and research institutions we serve and have implemented web-based technologies to engage healthcare professionals and enable information sharing. Many of the medical conferences where we present have been moved to virtual formats, and we have been able to present our findings and speak with thought leaders remotely.

The extent to which the COVID-19 pandemic may impact our business and clinical trials in the future will depend on further developments, which are highly uncertain and cannot be predicted with confidence. The COVID-19 pandemic may also have the effect of heightening many of the other risks described in our risk factors disclosed in our 2019 10-K and First Quarter 2020 10-Q.
We believe the mechanism of action behind Tumor Treating Fields therapy may be broadly applicable to solid tumor cancers. Currently, we are conducting phase 3 pivotal trials evaluating the use of Tumor Treating Fields in brain metastases, non-small cell lung cancer (“NSCLC”), pancreatic cancer and ovarian cancer. We are also conducting phase 2 pilot trials evaluating the use of Tumor Treating Fields in liver cancer and gastric cancer. In July 2020, we enrolled the last patient in HEPANOVA, a phase 2 pilot trial testing Tumor Treating Fields in combination with sorafenib in advanced liver cancer with final data collection to occur in six months. We plan to initiate additional randomized trials in GBM in order to further advance the scientific evidence supporting the use of Optune in GBM and to gather additional information about Optune's optimal use. We anticipate expanding our clinical pipeline over time to study the safety and efficacy of Tumor Treating Fields for additional solid tumor indications.

We have several product development programs underway intended to improve efficacy and usability for patients. For example, this quarter, we completed initial development of MAXPOINTTM treatment planning software to optimize Tumor Treating Fields dosing with the potential to improve the efficacy of our therapy. Additionally, we enrolled the first patient in our EF-33 pilot study to test the potential incremental survival benefit of delivering Tumor Treating Fields through high-intensity arrays.
The table below presents the current status of the ongoing or completed clinical and product development programs in our pipeline and anticipated timing of final data.
In July 2020, we entered into a clinical trial collaboration with MSD, a trade name of Merck & Co., Inc., through a subsidiary, to develop Tumor Treating Fields together with MSD’s anti-PD-1 therapy KEYTRUDA® (pembrolizumab) for treatment of first-line NSCLC, expanding our research in the lung cancer space. We plan to conduct a phase 2 pilot study of Tumor Treating Fields concomitant with KEYTRUDA for first-line treatment of intrathoracic advanced or metastatic, PD-L1 positive NSCLC. The study is expected to begin in the second half of 2020.
In 2018, we entered into a License and Collaboration Agreement (the “Zai Agreement”) between us and Zai Lab (Shanghai) Co., Ltd. (“Zai”) pursuant to which we granted Zai a license to commercialize Optune in China, Hong Kong, Macau and Taiwan (collectively, “Greater China”). The Zai Agreement also establishes a development partnership intended to accelerate the development of Tumor Treating Fields in multiple solid tumor indications. In May 2020, the China National Medical Products Administration approved the Marketing Authorization Application for Optune in combination with temozolomide for the treatment of patients with newly diagnosed GBM, and also as a monotherapy for the treatment of patients with recurrent GBM. For additional information, see Note 12 to the Consolidated Financial Statements in our 2019 10-K.

We believe we have a robust patent and intellectual property portfolio, with over 180 issued patents and numerous patent applications pending worldwide. We believe we own global commercialization rights to our Products in oncology and that we are well-positioned to extend those rights into the future as we continue to find innovative ways to improve our Products.
We view our operations and manage our business in one operating segment. For the three and six months ended June 30, 2020, our net revenues were $115.9 million and $217.8 million, respectively. Our net income for the three and six months ended June 30, 2020 was $1.7 million and $5.6 million, respectively. As of June 30, 2020, we had an accumulated deficit of $645.3 million. Our accumulated deficit primarily resulted from costs incurred in connection with our preclinical and clinical trial programs, costs incurred to commercialize our Products and general and administrative costs necessary to operate as a global oncology business.
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
The critical accounting policies requiring estimates, assumptions and judgments that we believe have the most significant impact on our consolidated financial statements can be found in our 2019 10-K. For additional information, see Note 1 to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report. There were no other material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our 2019 10-K.
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

Results of Operations
The following discussion provides an analysis of our results of operations and reasons for material changes therein for the three and six months ended June 30, 2020 as compared to the three and six months ended June 30, 2019. The tables contained in this section report U.S. dollars in thousands (except share, patient, and prescription data).
The following table sets forth our consolidated statements of operations data:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	Unaudited		Unaudited
Net revenues	$115,925	$86,713	$217,753	$160,022
Cost of revenues	25,474	21,106	49,970	40,920
Gross profit	90,451	65,607	167,783	119,102

Operating costs and expenses:
Research, development and clinical trials	29,918	19,454	55,190	36,496
Sales and marketing	28,461	23,708	57,294	46,041
General and administrative	25,404	21,249	52,012	41,487
Total operating costs and expenses	83,783	64,411	164,496	124,024

Operating income (loss)	6,668	1,196	3,287	(4,922)
Financial expenses (income), net	2,617	1,239	5,049	3,610

Income (loss) before income taxes	4,051	(43)	(1,762)	(8,532)
Income taxes	2,396	1,227	(7,369)	4,888
Net income (loss)	$1,655	$(1,270)	$5,607	$(13,420)

Basic net income (loss) per ordinary share	$0.02	$(0.01)	$0.06	$(0.14)
Weighted average number of ordinary shares used in computing basic net income (loss) per share	100,718,893	96,356,317	100,298,230	95,583,802
Diluted net income (loss) per ordinary share	$0.02	$(0.01)	$0.05	$(0.14)
Weighted average number of ordinary shares used in computing diluted net income (loss) per share	107,647,802	96,356,317	107,897,907	95,583,802

The following table details the share-based compensation expense included in costs and expenses:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	Unaudited		Unaudited
Cost of revenues	$559	$595	$1,149	$1,021
Research, development and clinical trials	3,779	1,813	7,173	3,001
Sales and marketing	4,769	3,255	8,385	5,217
General and administrative	9,663	8,069	18,620	14,142
Total share-based compensation expense	$18,770	$13,732	$35,327	$23,381

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

The following table includes certain commercial operating statistics for and as of the end of the periods presented.

	June 30,
Operating statistics	2020	2019
Active patients at period end
United States	2,143	1,846
EMEA:
Germany	535	496
Other EMEA	365	241
Japan	235	143
Total	3,278	2,726

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Prescriptions received in period
United States	968	989	1,954	1,914
EMEA:
Germany	231	224	438	478
Other EMEA	138	75	260	151
Japan	85	74	179	129
Total	1,422	1,362	2,831	2,672
In the U.S., there were 11 active MPM patients on therapy as of June 30, 2020 and 15 MPM prescriptions were received in the three months ended June 30, 2020.
Three and six months ended June 30, 2020 compared to three and six months ended June 30, 2019

	Three months ended June 30,			Six months ended June 30,
	2020	2019	% Change	2020	2019	% Change
Net revenues	$115,925	$86,713	34%	$217,753	$160,022	36%
Net revenues. Net revenues increased 34% to $115.9 million for the three month period ending June 30, 2020 from $86.7 million for the same period in 2019, and increased 36% to $217.8 million for the six month period ended June 30, 2020 from $160.0 million for the same period in 2019. The increase in both the three and six month periods resulted primarily from an increase of 552 active patients in our currently active markets, representing 20% growth, and an improvement in the net revenues booked per active patient. The increase in net revenues per active patient benefited from continued improvements in U.S. reimbursement rates.
We recognized $10.8 million and $18.9 million in net revenues from Medicare fee-for-service beneficiaries billed under the coverage policy effective on September 1, 2019 for the three and six month periods ended June 30, 2020, respectively. This was our third full quarter progressing through the administrative ramp-up with Medicare, and we have gained a good understanding of how to ensure timely processing of clean claims. Approximately 60% of our Medicare active patients are currently eligible for coverage under the policy, as they started therapy after coverage was defined. We continue to gain experience processing claims that require an appeal and expect we will gain sufficient experience over the next two quarters to recognize additional revenue from these Medicare beneficiaries.

	Three months ended June 30,			Six months ended June 30,
	2020	2019	% Change	2020	2019	% Change
Cost of revenues	$25,474	$21,106	21%	$49,970	$40,920	22%
Cost of revenues. Our cost of revenues increased by 21%, to $25.5 million for the three months ended June 30, 2020 from $21.1 million for the same period in 2019, and increased by 22% to $50.0 million for the six months ended June 30, 2020 from $40.9 million for the same period in 2019. For both the three and six month periods, the increase in cost of revenues was primarily due to the cost of shipping transducer arrays to a higher volume of commercial patients, partially offset by benefits of ongoing efficiency initiatives and scale.
Gross margin was 78% for the three months ended June 30, 2020 and 76% for the three months ended June 30, 2019. Gross margin was 77% for the six months ended June 30, 2020 and 74% for the six months ended June 30, 2019.
Operating Expenses.

	Three months ended June 30,			Six months ended June 30,
	2020	2019	% Change	2020	2019	% Change
Research, development and clinical trials	$29,918	$19,454	54%	$55,190	$36,496	51%
Sales and marketing	28,461	23,708	20%	57,294	46,041	24%
General and administrative	25,404	21,249	20%	52,012	41,487	25%
Total operating expenses	$83,783	$64,411	30%	$164,496	$124,024	33%
Research, development and clinical trials expenses. Research, development and clinical trials expenses increased 54% to $29.9 million for the three month period ended June 30, 2020 from $19.5 million for the same period in 2019, and increased 51% to $55.2 million for the six month period ended June 30, 2020 from $36.5 million for the same period in 2019. For both the three and six month periods, the change is primarily due to an increase in clinical trial and personnel expenses for our phase 3 pivotal and phase 4 post-marketing trials, an increase in development and personnel expenses to support our product development programs, increased investments in preclinical research and the expansion of our medical affairs activities.
We continue to invest in the advancement of Tumor Treating Fields' science and technology as part of our long-term value creation strategy. We anticipate that R&D expenses will continue to increase in future quarters as we advance our preclinical, clinical and product development programs and continue our efforts to increase acceptance of Tumor Treating Fields across the global scientific community.
Sales and marketing expenses. Sales and marketing expenses increased 20% to $28.5 million for the three months ended June 30, 2020 from $23.7 million for the same period in 2019, and increased 24% to $57.3 million for the six months ended June 30, 2020 from $46.0 million for the same period in 2019. For both the three and six month periods, the change was primarily due to an increase in personnel costs to support our growing commercial business and reimbursement efforts and an increase in marketing expenses related to the launch of Optune Lua for MPM.
General and administrative expenses. General and administrative expenses increased 20% to $25.4 million for the three months ended June 30, 2020 from $21.2 million for the same period in 2019, and increased 25% to $52.0 million for the six months ended June 30, 2020 from $41.5 million for the same period in 2019. For both the three and six month periods, the change was primarily due to an increase in personnel costs, insurance premiums and professional services.

	Three months ended June 30,			Six months ended June 30,
	2020	2019	% Change	2020	2019	% Change
Financial expenses (income), net	$2,617	$1,239	111%	$5,049	$3,610	40%
Financial expenses, net. Financial expenses increased 111% to $2.6 million for the three months ended June 30, 2020 from $1.2 million for the same period in 2019, and increased 40% to $5.1 million for the six months ended June 30, 2020 from $3.6 million for the same period in 2019. For both the three and six month periods, the change was primarily due to declining interest income from cash balances and short-term investments.

	Three months ended June 30,			Six months ended June 30,
	2020	2019	% Change	2020	2019	% Change
Income taxes	$2,396	$1,227	95%	$(7,369)	$4,888	(251)%
Income taxes. Income taxes increased 95% to $2.4 million for the three months ended June 30, 2020 from $1.2 million for the same period in 2019, and decreased 251% to a benefit of $7.4 million for the six months ended June 30, 2020 from $4.9 million for the same period in 2019. For the three months ended June 30, 2020, the increase reflects a change in the mix of applicable statutory tax rates in certain active jurisdictions. For the six months ended June 30, 2020, the Company recorded a net tax benefit of $11.3 million in the first quarter of 2020 in accordance with the changes to the U.S. tax code enacted in response to the economic impacts of COVID-19 signed into legislation on March 27, 2020. The benefit results from net operating loss carry-backs in the U.S. The change also reflects a change in the mix of applicable statutory tax rates in certain active jurisdictions.
Non-GAAP financial measures
We also measure our performance using a non-GAAP measurement of earnings before interest, taxes, depreciation, amortization and shared-based compensation (“Adjusted EBITDA”). We believe Adjusted EBITDA is useful to investors in evaluating our operating performance because it helps investors evaluate and compare the results of our operations from period to period by removing the impact of earnings attributable to our capital structure, tax rate and material non-cash items, specifically share-based compensation.
We calculate Adjusted EBITDA as operating income before financial expenses and income taxes, net of depreciation, amortization and share-based compensation. The following table reconciles net income (loss), which is the most directly comparable GAAP operating performance measure, to Adjusted EBITDA.

	Three months ended June 30,			Six months ended June 30,
	2020	2019	% Change	2020	2019	% Change
Net income (loss)	$1,655	$(1,270)	(230)%	$5,607	$(13,420)	(142)%
Add: Income tax	2,396	1,227	95%	(7,369)	4,888	(251)%
Add: Financial income (expenses), net	2,617	1,239	111%	5,049	3,610	40%
Add: Depreciation and amortization	2,601	2,132	22%	4,489	4,061	11%
EBITDA	$9,269	$3,328	179%	$7,776	$(861)	(1,003)%
Add: Share-based compensation	18,770	13,732	37%	35,327	23,381	51%
Adjusted EBITDA	$28,039	$17,060	64%	$43,103	$22,520	91%
Adjusted EBITDA increased by 64% to $28.0 million for the three months ended June 30, 2020 from $17.1 million for the same period in 2019, and increased by 91% to $43.1 million for the six months ended June 30, 2020 from $22.5 million for the same period in 2019. This improvement in fundamental financial performance in both the three and six month periods was driven by net revenue growth coupled with an ongoing commitment to disciplined management of expenses.

	Three months ended June 30,			Six months ended June 30,
	2019	2018	% Change	2019	2018	% Change
Net income (loss)	$(1,270)	$(15,510)	(92)%	$(13,420)	$(36,234)	(63)%
Add: Income tax	1,227	5,565	(78)%	4,888	8,759	(44)%
Add: Financial income (expenses), net	1,239	2,860	(57)%	3,610	7,713	(53)%
Add: Depreciation and amortization	2,132	2,287	(7)%	4,061	4,490	(10)%
EBITDA	$3,328	$(4,798)	(169)%	$(861)	$(15,272)	(94)%
Add: Share-based compensation	13,732	10,206	35%	23,381	18,726	25%
Adjusted EBITDA	$17,060	$5,408	215%	$22,520	$3,454	552%

Liquidity and Capital Resources
We have incurred significant losses and cumulative negative cash flows from operations since our founding in 2000. As of June 30, 2020, we had an accumulated deficit of $645.3 million. To date, we have primarily financed our operations through the issuance and sale of equity and the proceeds from long-term loans.
At June 30, 2020, we had $346.7 million in cash, cash equivalents and short-term investments, an increase of $20.6 million compared to $326.1 million at December 31, 2019. The increase in our cash, cash equivalents and short-term investments was primarily due to cash flow from operations and the exercise of options and proceeds from the issuance of shares, partially offset by the purchase of field equipment.
We believe our cash, cash equivalents and short-term investments as of June 30, 2020 are sufficient for our operations for at least the next 12 months based on our existing business plan and our ability to control the timing of significant expense commitments. We expect that our research, development and clinical trials expenses, sales and marketing expenses and general and administrative expenses will continue to increase over the next several years and may outpace our gross profit. As a result, we may need to raise additional capital to fund our operations.
The following summary of our cash flows for the periods indicated has been derived from our unaudited consolidated financial statements, which are included elsewhere in this Quarterly Report:

	Six months ended June 30,
	2020	2019	Change	% Change
Net cash provided by (used in) operating activities	$14,698	$4,751	$9,947	209%
Net cash provided by (used in) investing activities	(6,427)	(2,737)	(3,690)	135%
Net cash provided by (used in) financing activities	9,848	37,627	(27,778)	(74)%
Effect of exchange rate changes on cash and cash equivalents	50	(214)	265	(124)%
Net increase (decrease) in cash, cash equivalents and restricted cash	$18,169	$39,427	$(21,257)	(54)%
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
Net cash provided by operating activities was $14.7 million for the six months ended June 30, 2020, as compared to $4.8 million used in operating activities for the six months ended June 30, 2019. Gross profit increased by $48.7 million for the six months ended June 30, 2020 versus the six months ended June 30, 2019, fully funding incremental investments of $18.7 million in research and development and $21.8 million in sales, marketing, general and administrative expenses. The transition to positive cash flow from operations was primarily driven by a decrease in net loss and an increase in the amount of non-cash share-based compensation included in the reported net income (loss), offset by an increase in working capital.

Investing activities. Our investing activities consist primarily of capital expenditures to purchase property and equipment and field equipment, as well as investments in and redemptions of our short-term investments.
Net cash used in investing activities was $6.4 million for the six months ended June 30, 2020, compared to $2.7 million for the six months ended June 30, 2019. The increase in net cash used in investing activities was primarily attributable to the purchase of property and equipment to support our growing commercial business and net proceeds generated from the sale of investments for cash needs in the same period in 2019.
Financing activities. To date, our primary financing activities have been the sale of equity and the proceeds from long-term loans. Net cash provided by financing activities was $9.8 million for the six months ended June 30, 2020, as compared to $37.6 million for the six months ended June 30, 2019. The year-over-year decrease in cash provided by financing activities was primarily related to a decrease in proceeds from the exercise of options.
As of June 30, 2020, our material outstanding indebtedness consisted of $150.0 million of principal outstanding under our term loan credit facility (the “2018 Credit Facility”). Interest on the outstanding loan is 9% annually, payable quarterly in arrears. The 2018 Credit Facility will mature on February 7, 2023, at which time any unpaid principal and accrued unpaid interest in respect of the loan will be due and payable. We may prepay amounts outstanding under the 2018 Credit Facility in full at any time. Any prepayment (whether permitted or mandatory) is subject to a prepayment premium and/or make-whole payment. The prepayment fee if we prepay outstanding loan amounts prior to February 7, 2021 is 2.0%, and is 1.0% if made after the February 7, 2021 but prior to February 7, 2022. If we prepay outstanding loan amounts prior to August 7, 2020, we must pay a make-whole amount equal to the amount of interest that would have accrued on the amount of all principal we prepaid from the date of such prepayment through February 7, 2021. We must prepay the 2018 Credit Facility (i) in full or in part upon the entry into certain licensing arrangements and (ii) in full in the event of a change of control.
All obligations under the 2018 Credit Facility are guaranteed by certain of our domestic direct and indirect subsidiaries. In addition, the obligations under the 2018 Credit Facility are secured by a first-priority security interest in substantially all of the property and assets of, as well as the equity interests owned by, us and the other guarantors. The 2018 Credit Facility contains other customary covenants. As of June 30, 2020, we were in compliance with such covenants.
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
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.  Legal Proceedings
None.
Item 1A.  Risk Factors
There have been no material changes to our risk factors disclosed in Part I, Item 1A “Risk Factors” in the 2019 10-K and in Part II, Item 1A of our Quarterly Report on Form 10-Q filed on April 30, 2020. Also note that references in the 2019 10-K to NovoTTF-100L now refer to Optune Lua.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not applicable.
Item 5.  Other Information
None.

Item 6.  Exhibits
EXHIBIT INDEX

Exhibit Number		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Date	Number
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X
32.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X
32.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X
101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Extension Presentation Linkbase Document				X
104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101)				X
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

NovoCure Limited

Date: July 30, 2020	/s/ Wilco Groenhuysen
Wilco Groenhuysen Chief Financial Officer (principal financial and accounting officer and duly authorized officer)