Form 10-Q/A
period 2020-03-31
NovoCure Ltd
filed 2020-10-02
CIK 1645113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
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

i

EXPLANATORY NOTE
NovoCure Limited (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, which was originally filed with the Securities and Exchange Commission (“SEC”) on April 30, 2020 (the “Original Filing”), to include corrections to the certifications of its principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Section 906 of the Sarbanes-Oxley Act of 2002. The modified certifications are attached to this Amendment as Exhibits 31.1, 31.2, 32.1 and 32.2.
Except as described above, no other amendments have been made to the Original Filing. The Company has not updated the disclosures contained herein to reflect events that have occurred since the date of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Company’s other filings made with the SEC subsequent to the filing of the Original Form 10-Q.

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

NovoCure Limited

Date: October 2, 2020	/s/ Ashley Cordova
Ashley Cordova Chief Financial Officer (principal financial and accounting officer and duly authorized officer)