Form 10-Q/A
period 2020-06-30
NovoCure Ltd
filed 2020-10-02
CIK 1645113

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

EXPLANATORY NOTE
NovoCure Limited (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020, which was originally filed with the Securities and Exchange Commission (“SEC”) on July 30, 2020 (the “Original Filing”), to include corrections to the certifications of its principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Section 906 of the Sarbanes-Oxley Act of 2002. The modified certifications are attached to this Amendment as Exhibits 31.1, 31.2, 32.1 and 32.2.
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