Form 10-Q
period 2020-09-30
NovoCure Ltd
filed 2020-10-29
CIK 1645113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 23, 2020
Ordinary shares, no par value	101,797,241 Shares

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
In addition to historical facts or statements of current condition, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements contained in this report are based on our current plans, expectations, hopes, beliefs, intentions or strategies concerning future developments and their impact on us. Forward-looking statements contained in this report constitute our expectations or forecasts of future events as of the date this report was filed with the Securities and Exchange Commission (the “SEC”) and are not statements of historical fact. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Such statements may include words such as “anticipate,” “will,” “estimate,” “expect,” “project,” “intend,” “should,” “plan,” “believe,” “hope,” and other words and terms of similar meaning in connection with any discussion of, among other things, future operating or financial performance, strategic initiatives and business strategies, regulatory or competitive environments, our intellectual property and research and development related to our Tumor Treating Fields delivery systems marketed under various brand names, including Optune and Optune Lua, and software and systems to support and optimize the delivery of Tumor Treating Fields (collectively, our “Products”). In particular, these forward-looking statements include, among others, statements about:
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
•our ability to manufacture adequate supply of our products;
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
ii

NovoCure Limited
Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION
Item 1.  Financial Statements

NOVOCURE LIMITED AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands (except share data)
	September 30, 2020	December 31, 2019
	Unaudited	Audited
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$234,461	$177,321
Short-term investments	—	148,769
Restricted cash	920	2,095
Trade receivables	84,561	58,859
Receivables and prepaid expenses	37,064	29,202
Inventories	26,479	23,701
Total current assets	383,485	439,947
LONG-TERM ASSETS:
Property and equipment, net	10,271	9,342
Field equipment, net	9,132	7,684
Right-of-use assets, net	17,122	17,571
Other long-term assets	11,039	4,904
Total long-term assets	47,564	39,501
TOTAL ASSETS	$431,049	$479,448

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOVOCURE LIMITED AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands (except share data)
	September 30, 2020	December 31, 2019
	Unaudited	Audited
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Trade payables	$42,206	$36,925
Other payables, lease liabilities and accrued expenses	53,128	49,386
Total current liabilities	95,334	86,311
LONG-TERM LIABILITIES:
Long-term loan, net of discount and issuance costs	—	149,424
Deferred revenue	10,859	7,807
Long-term leases	13,080	14,140
Employee benefits	4,571	3,754
Other long-term liabilities	168	222
Total long-term liabilities	28,678	175,347
TOTAL LIABILITIES	124,012	261,658

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Share capital -
Ordinary shares no par value, unlimited shares authorized; issued and outstanding: 101,728,327 shares and 99,528,435 shares at September 30, 2020 (unaudited) and December 31, 2019, respectively	—	—
Additional paid-in capital	946,267	871,442
Accumulated other comprehensive income (loss)	(3,236)	(2,767)
Retained earnings (accumulated deficit)	(635,994)	(650,885)
TOTAL SHAREHOLDERS' EQUITY	307,037	217,790
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$431,049	$479,448

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOVOCURE LIMITED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
U.S. dollars in thousands (except share and per share data)
	Three months ended September 30,		Nine months ended September 30,		Year ended December 31,
	2020	2019	2020	2019	2019
	Unaudited		Unaudited		Audited
Net revenues	$132,660	$92,062	$350,413	$252,084	$351,318
Cost of revenues	28,395	22,900	78,365	63,820	88,606
Gross profit	104,265	69,162	272,048	188,264	262,712

Operating costs and expenses:
Research, development and clinical trials	32,818	18,766	88,008	55,262	79,003
Sales and marketing	29,364	23,830	86,658	69,871	96,675
General and administrative	27,061	22,711	79,073	64,198	87,948
Total operating costs and expenses	89,243	65,307	253,739	189,331	263,626

Operating income (loss)	15,022	3,855	18,309	(1,067)	(914)
Financial expenses (income), net	3,983	2,555	9,032	6,165	7,910

Income (loss) before income tax	11,039	1,300	9,277	(7,232)	(8,824)
Income tax	1,755	(630)	(5,614)	4,258	(1,594)
Net income (loss)	$9,284	$1,930	$14,891	$(11,490)	$(7,230)

Basic net income (loss) per ordinary share	$0.09	$0.02	$0.15	$(0.12)	$(0.07)
Weighted average number of ordinary shares used in computing basic net income (loss) per share	101,234,306	98,485,519	100,601,427	96,551,041	97,237,549

Diluted net income (loss) per ordinary share	$0.09	$0.02	$0.14	$(0.12)	$(0.07)
Weighted average number of ordinary shares used in computing diluted net income (loss) per share	108,643,814	107,604,578	108,113,416	96,551,041	97,237,549

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
U.S. dollars in thousands
	Three months ended September 30,		Nine months ended September 30,		Year ended December 31,
	2020	2019	2020	2019	2019
	Unaudited		Unaudited		Audited
Net income (loss)	$9,284	$1,930	$14,891	$(11,490)	$(7,230)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustments	143	(216)	26	(430)	(304)
Pension benefit plan	153	(68)	(495)	(811)	(1,063)
Total comprehensive income (loss)	$9,580	$1,646	$14,422	$(12,731)	$(8,597)

NOVOCURE LIMITED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
U.S. dollars in thousands (except share data)
	Ordinary shares	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings (accumulated deficit)	Total shareholders' equity

Balance as of December 31, 2019 (audited)	99,528,435	$871,442	$(2,767)	$(650,885)	$217,790

Share-based compensation to employees	—	16,557	—	—	16,557
Exercise of options and vested RSUs	834,538	4,511	—	—	4,511
Other comprehensive income (loss), net of tax benefit of $0	—	—	(862)	—	(862)
Net income (loss)	—	—	—	3,952	3,952
Balance as of March 31, 2020 (Unaudited)	100,362,973	$892,510	$(3,629)	$(646,933)	$241,948

Share-based compensation to employees	—	18,770	—	—	18,770
Proceeds from issuance of shares	33,075	1,667	—	—	1,667
Exercise of options and vested RSUs	624,673	3,685	—	—	3,685
Other comprehensive income (loss), net of tax benefit of $0	—	—	97	—	97
Net income (loss)	—	—	—	1,655	1,655
Balance as of June 30, 2020 (Unaudited)	101,020,721	$916,632	$(3,532)	$(645,278)	$267,822

Share-based compensation to employees	—	20,121	—	—	20,121
Exercise of options and vested RSUs	707,606	9,514	—	—	9,514
Other comprehensive income (loss), net of tax benefit of $0	—	—	296	—	296
Net income (loss)	—	—	—	9,284	9,284
Balance as of September 30, 2020 (Unaudited)	101,728,327	$946,267	$(3,236)	$(635,994)	$307,037

	Ordinary shares	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings (accumulated deficit)	Total shareholders' equity

Balance as of December 31, 2018 (audited)	93,254,185	$757,314	$(1,400)	$(643,655)	$112,259

Share-based compensation to employees	—	9,649	—	—	9,649
Exercise of options and warrants and vested RSUs	2,438,612	16,978	—	—	16,978
Other comprehensive income (loss), net of tax benefit of $11	—	—	(342)	—	(342)
Net income (loss)	—	—	—	(12,150)	(12,150)
Balance as of March 31, 2019 (Unaudited)	95,692,797	$783,941	$(1,742)	$(655,805)	$126,394

Share-based compensation to employees	—	13,732	—	—	13,732
Proceeds from issuance of shares	43,421	1,208	—	—	1,208
Exercise of options and warrants and vested RSUs	2,122,658	19,457	—	—	19,457
Other comprehensive income (loss), net of tax benefit of $69	—	—	(615)	—	(615)
Net income (loss)	—	—	—	(1,270)	(1,270)
Balance as of June 30, 2019 (Unaudited)	97,858,876	$818,338	$(2,357)	$(657,075)	$158,906

Share-based compensation to employees	—	14,338	—	—	14,338
Exercise of options and warrants and vested RSUs	1,090,059	15,475	—	—	15,475
Other comprehensive income (loss), net of tax benefit of $11	—	—	(284)	—	(284)
Net income (loss)	—	—	—	1,930	1,930
Balance as of September 30, 2019 (Unaudited)	98,948,935	$848,151	$(2,641)	$(655,145)	$190,365

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOVOCURE LIMITED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands
	Three months ended September 30,		Nine months ended September 30,		Year ended December 31,
	2020	2019	2020	2019	2019
	Unaudited		Unaudited		Audited
Cash flows from operating activities:
Net income (loss)	$9,284	$1,930	$14,891	$(11,490)	$(7,230)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,188	1,932	6,677	5,993	8,460
Asset write-downs and impairment of field equipment	124	78	263	239	398
Share-based compensation	20,121	14,338	55,448	37,719	52,416
Foreign currency remeasurement loss (gain)	(79)	—	(549)	—	(917)
Decrease (increase) in accounts receivables	(7,678)	(9,986)	(33,556)	(17,020)	(36,496)
Amortization of discount (premium)	424	(547)	(654)	(1,712)	(2,176)
Decrease (increase) in inventories	(55)	1,067	(2,446)	(1,832)	(1,159)
Decrease (increase) in other long-term assets	(5,173)	1,069	(2,794)	1,151	3,446
Increase (decrease) in accounts payables and accrued expenses	9,908	6,433	7,974	10,902	16,883
Increase (decrease) in other long-term liabilities	1,905	(1,407)	413	(4,292)	(7,006)
Net cash provided by (used in) operating activities	$30,969	$14,907	$45,667	$19,658	$26,620

Cash flows from investing activities:
Purchase of property, equipment and field equipment	$(2,782)	$(2,708)	$(9,209)	$(7,430)	$(10,485)
Proceeds from maturity of short-term investments	150,000	105,000	150,000	315,661	420,661
Purchase of short-term investments	—	(104,466)	—	(313,142)	(461,843)
Net cash provided by (used in) investing activities	$147,218	$(2,174)	$140,791	$(4,911)	$(51,667)

Cash flows from financing activities:
Proceeds from issuance of shares, net	$—	$—	$1,667	$1,208	$2,467
Repayment of long-term loan	(150,007)	(7)	(150,022)	(23)	(31)
Exercise of options and warrants	9,514	15,475	17,710	51,910	59,245
Net cash provided by (used in) financing activities	$(140,493)	$15,468	$(130,645)	$53,095	$61,681

Effect of exchange rate changes on cash, cash equivalents and restricted cash	$102	$(216)	$152	$(430)	$26

Increase (decrease) in cash, cash equivalents and restricted cash	37,796	27,985	55,965	67,412	36,660

Cash, cash equivalents and restricted cash at the beginning of the period	197,585	182,183	179,416	142,756	142,756

Cash, cash equivalents and restricted cash at the end of the period	$235,381	$210,168	$235,381	$210,168	$179,416

	Three months ended September 30,		Nine months ended September 30,		Year ended December 31,
	2020	2019	2020	2019	2019
	Unaudited		Unaudited		Audited
Supplemental cash flow activities:
Cash paid during the period for:
Income taxes, net of refunds	$4,382	$3,040	$11,319	$10,431	$11,241
Interest	$1,840	$3,453	$8,671	$10,247	$13,699
Non-cash activities in accordance with ASC-842:
Right-of-use assets obtained in exchange for lease obligations	$675	$1,062	$2,849	18,335	$22,943

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
Recently Adopted Accounting Pronouncements.
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in the more timely recognition of losses. ASU 2016-13 also applies to employee benefit plan accounting, effective date for the first quarter of fiscal year 2020. The Company adopted the standard effective as of January 1, 2020, and the adoption of this standard did not have an impact on the Company's consolidated financial statements.
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

NOTE 2: CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
Cash equivalents include items almost as liquid as cash, such as certificates of deposit and time deposits with maturity periods of three months or less when purchased. As of September 30, 2020 and December 31, 2019, the Company’s cash and cash equivalents were composed of:

	September 30, 2020	December 31, 2019
	Unaudited	Audited
Cash	$25,595	$18,377
Money market funds	208,866	158,944
Total cash and cash equivalents	$234,461	$177,321
The Company also invests in marketable U.S. Treasury Bills (“T-bills”) that are classified as held-to-maturity securities. The amortized cost and recorded basis of the T-bills are presented as short-term investments. In August 2020, all outstanding short-term investments matured and were used to prepay the Company's outstanding term loan. See Note 5: Long Term Loan below. As of September 30, 2020 and December 31, 2019, the Company’s short-term investments were:

	September 30, 2020	December 31, 2019
	Unaudited	Audited
Short-term investments	$—	$148,769
Quoted market prices were applied to determine the fair value of cash equivalents and short-term investments, therefore they were categorized as Level 1 in accordance with Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures.” The estimated fair value of the Company’s short-term investments as of September 30, 2020 and December 31, 2019 was $0 and $148,738, respectively.

NOTE 3: INVENTORIES
Inventories are stated at the lower of cost or net realizable value. The weighted average methodology is applied to determine cost. As of September 30, 2020 and December 31, 2019, the Company’s inventories were composed of:

	September 30, 2020	December 31, 2019
	Unaudited	Audited
Raw materials	$5,711	$3,912
Work in progress	6,987	6,482
Finished products	13,781	13,308
Total	$26,479	$23,701

NOTE 4: COMMITMENTS AND CONTINGENT LIABILITIES
Operating Leases. The facilities of the Company are leased under various operating lease agreements for periods, including options for extensions, ending no later than 2030. The Company also leases motor vehicles under various operating leases, which expire on various dates, the latest of which is in 2024.
Pledged deposits and bank guarantees. As of September 30, 2020 and December 31, 2019, the Company pledged bank deposits of $1,420 and $1,390, respectively, to cover bank guarantees in respect of its leases of operating facilities and obtained bank guarantees for the fulfillment of the Company’s lease and other contractual commitments of $1,652 and $1,557, respectively.

NOTE 5: LONG TERM LOAN
On August 18, 2020, the Company terminated its outstanding term loan, which bore interest at 9.0% per annum. The prepayment included $150,000 in principal repayment and $3,000 in prepayment premium, plus accrued and unpaid interest and expenses payable through the payoff date. The un-amortized issuance costs in the amount of $478 that were fully amortized upon the repayment and the prepayment premium were included in the Company’s third quarter finance expenses.
NOTE 6: EQUITY INCENTIVE PLANS AND ESPP
In September 2015, the Company adopted the 2015 Omnibus Incentive Plan (the “2015 Plan”). Under the 2015 Plan, the Company can issue various types of equity compensation awards such as share options, restricted shares, performance shares, restricted share units (“RSUs”), performance-based share units (“PSUs”), long-term cash awards and other share-based awards.
Options granted under the 2015 Plan generally have a four-year vesting period and expire ten years after the date of grant. Options granted under the 2015 Plan that are canceled or forfeited before expiration become available for future grants. RSUs granted under the 2015 Plan generally vest over a three year period. PSUs granted under the 2015 Plan generally vest between a three and six year period as performance targets are attained. RSUs and PSUs granted under the 2015 Plan that are canceled before expiration become available for future grants. As of September 30, 2020, 11,263,270 ordinary shares were available for grant under the 2015 Plan.
A summary of the status of the Company’s option plans as of September 30, 2020 and changes during the period then ended is presented below:

	Nine months ended September 30, 2020
	Unaudited
	Number of options	Weighted average exercise price
Outstanding at beginning of year	10,350,810	$20.40
Granted	861,551	70.56
Exercised	(1,260,709)	14.16
Forfeited and canceled	(183,758)	19.26
Outstanding as of September 30, 2020	9,767,894	$25.65

Exercisable options	4,858,926	$16.84
For the nine months ended September 30, 2020, options to purchase 1,260,709 ordinary shares were exercised, resulting in the issuance of 1,260,709 ordinary shares.
A summary of the status of the Company’s RSUs and PSUs as of September 30, 2020 and changes during the period then ended is presented below.

	Nine months ended September 30, 2020
	Unaudited
	Number of RSU/PSUs	Weighted average grant date fair value
Unvested at beginning of year	1,474,395	$30.26
Granted (1)	3,923,573	55.06
Vested	(906,108)	21.31
Forfeited and cancelled	(24,394)	48.49
Unvested as of September 30, 2020	4,467,466	53.76
(1) Includes RSUs and PSUs granted on March 3, 2020 as follows: (a) 527,041 RSUs that are expensed based on their grant date fair value of $69.37 per RSU over the service period of three years; (b) 408,539 PSUs that have a mix of service and clinical milestone vesting conditions, cliff-vest in pre-determined increments, and that have been deemed probable to vest and are therefore expensed beginning in the first quarter of 2020 based on their grant date fair value of $69.37 per PSU; (c) 108,113 PSUs that have a mix of service and clinical milestone vesting conditions, cliff-vest in pre-determined increments, and that will begin to be expensed at $69.37 per PSU when it becomes probable that the milestones will be achieved, and (d) 2,703,852 PSUs that have a mix of service, market and other milestone performance vesting conditions (including but not limited to new FDA approved indications), cliff-vest in pre-determined increments, and have a compensation cost of $48.16 per PSU that will not be recognized until the performance condition becomes probable. Also includes RSUs and PSUs granted on September 1, 2020 as follows: (a) 25,090 RSUs that are expensed based on their grant date fair value of $84.68 per RSU over the service period of three years; (b) 17,712 PSUs that have a mix of service and clinical milestone vesting conditions, cliff-vest in pre-determined increments, and that have been deemed probable to vest and are therefore expensed beginning in the third quarter of 2020 based on their grant date fair value of $84.68 per PSU; and (c) 17,712 PSUs that have a mix of service and clinical milestone vesting conditions, cliff-vest in pre-determined increments, and that will begin to be expensed at $84.68 per PSU when it becomes probable that the milestones will be achieved. The PSUs vest no earlier than three years from the date of grant and no later than six years from the date of grant. The grant date fair value of PSUs with market vesting conditions were obtained by using Monte Carlo simulations. The Company accounts for share-based compensation in accordance with ASC 718.
In September 2015, the Company adopted an employee share purchase plan (“ESPP”) to encourage and enable eligible employees to acquire ownership of the Company’s ordinary shares purchased through accumulated payroll deductions on an after-tax basis. In the United States, the ESPP is intended to be an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code and the provisions of the ESPP are construed in a manner consistent with the requirements of such section. As of September 30, 2020, 4,017,014 ordinary shares were available to be purchased by eligible employees under the ESPP and 447,634 shares had been issued under the ESPP.

The fair value of share-based awards was estimated using the Black-Scholes model for all equity grants. For market condition awards, the Company also applied the Monte-Carlo simulation model. We assessed fair value using the following underlying assumptions:

	Nine months ended September 30,		Year ended December 31, 2019
	2020	2019
	Unaudited		Audited
Stock Option Plans
Expected term (years)	5.50-6.25	5.50-6.50	5.50-6.5
Expected volatility	54%-56%	55%-61%	55%-61%
Risk-free interest rate	0.30%-0.86%	1.90%-2.40%	1.73%-2.40%
Dividend yield	0.00%	0.00%	0.00%
ESPP
Expected term (years)	0.50	0.50	0.50
Expected volatility	47%-66%	44%-62%	44%-62%
Risk-free interest rate	0.17%-1.57%	2.10%-2.51%	2.10%-2.51%
Dividend yield	0.00%	0.00%	0.00%
The total non-cash share-based compensation expense related to all of the Company’s equity-based awards recognized for the three and nine months ended September 30, 2020 and 2019 and the year ended December 31, 2019 was:

	Three months ended September 30,		Nine months ended September 30,		Year ended December 31, 2019
	2020	2019	2020	2019
	Unaudited		Unaudited		Audited
Cost of revenues	$767	$605	$1,916	$1,626	$2,231
Research, development and clinical trials	5,101	2,202	12,275	5,203	7,570
Sales and marketing	4,677	3,368	13,061	8,585	11,897
General and administrative	9,576	8,163	28,196	22,305	30,718
Total share-based compensation expense	$20,121	$14,338	$55,448	$37,719	$52,416

NOTE 7: EARNINGS PER SHARE

Basic net income (loss) per share is computed based on the weighted average number of ordinary shares outstanding during each period. Diluted net income per share is computed based on the weighted average number of ordinary shares outstanding during the period, plus potential dilutive shares considered outstanding during the period, in accordance with ASC 260-10, as determined under the treasury stock method. Basic and diluted net income per ordinary share was the same for each period presented, except for the three months ended September 30, 2020, as the inclusion of all potential dilutive shares (deriving from options, RSUs and the ESPP) outstanding would be anti-dilutive.
The calculation of diluted earnings per share includes the weighted average of potentially dilutive securities, which consists of ordinary shares underlying outstanding share options, RSUs, performance share units and the ESPP. The effect of these dilutive securities under the treasury stock method was approximately 7,409,508 and 7,511,989 shares for the three and nine months ended September 30, 2020, respectively.
The Company excluded 952,823 and 717,492 share options under the treasury stock method from the computation of dilutive net income per share for the three and nine months ended September 30, 2020 because including them would have had an anti-dilutive effect.

NOTE 8: SUPPLEMENTAL INFORMATION
The Company operates in a single reportable segment.
The following table presents long-lived assets by location:

	September 30, 2020	December 31, 2019
	Unaudited	Audited
United States	$10,317	$8,896
Switzerland	2,012	3,067
Israel	3,998	2,753
Japan	1,237	999
Germany	895	729
Others	944	582
Total long-term assets	$19,403	$17,026
The Company’s revenues by geographic region, based on the customer’s location, are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,		Year ended December 31, 2019
	2020	2019	2020	2019
	Unaudited		Unaudited		Audited
United States	$92,635	$61,399	$243,103	$166,937	$232,805
EMEA:
Germany	22,756	21,688	66,027	64,065	86,564
Other EMEA	5,468	2,794	12,069	5,442	8,782
Japan	7,523	4,779	21,153	12,334	17,912
Greater China (1)	4,278	1,402	8,061	3,306	5,255
Total net revenues	$132,660	$92,062	$350,413	$252,084	$351,318

(1) Reflects revenue recognized in accordance with a License and Collaboration Agreement (the “Zai Agreement”) between the Company and Zai Lab (Shanghai) Co., Ltd. (“Zai”), dated September 10, 2018, pursuant to which Zai is commercializing Optune in China, Hong Kong, Macau and Taiwan (referred to in this table as “Greater China”). During the nine month period ended September 30, 2020, the Company triggered an $8,000 milestone related to the approval of Optune for the treatment of GBM in China and a $2,000 clinical trial milestone, each of which are being recognized over the remainder of the Zai performance period ending in September 2024. For additional information, see Note 12 to the Consolidated Financial Statements in the 2019 10-K.

NOTE 9: INCOME TAX
In accordance with the changes to the U.S. tax code enacted in response to the economic impacts of COVID-19 signed into legislation on March 27, 2020 the Company recorded a net tax benefit of $11,269 in the first quarter of 2020. The benefit results from net operating loss carry-backs in the U.S.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist you in better understanding and evaluating our financial condition and results of operations. We encourage you to read this MD&A in conjunction with our unaudited consolidated financial statements and the notes thereto for the period ended September 30, 2020 included in Part I, Item 1 of this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Please refer to the information under the heading “Cautionary Note Regarding Forward-Looking Statements” elsewhere in this report. References to the words “we,” “our,” “us,” and the “Company” in this report refer to NovoCure Limited, including its consolidated subsidiaries.

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
We market Optune in the U.S., Austria, Germany, Israel, Japan, Sweden and Switzerland, which we refer to as our “active markets”, and we market Optune Lua in the U.S. With respect to the treatment of GBM, our sales and marketing efforts are principally focused on driving adoption with both neuro-oncologists and radiation oncologists. With respect to the treatment of MPM, our commercial efforts are principally focused on generating awareness with radiation oncologists and medical oncologists who treat cancer indications of the torso and on establishing a dialogue with third-party payers around access to Optune Lua. We are expanding our commercial operations into France with an initial focus on developing key opinion leader relationships in GBM and establishing a path to reimbursement for our Products.
We continue to work with payers to expand access to Optune for patients with GBM. In January 2020, the State of Israel Ministry of Health added Optune in combination with temozolomide to the Israeli medical services basket, establishing national reimbursement for Optune in newly diagnosed GBM in Israel. In March 2020, the German Federal Joint Committee (G-BA) updated its directive for Contracted Medical Care to include Tumor Treating Fields, establishing national reimbursement for Optune in newly diagnosed GBM in Germany. We continue to have productive discussions with the Federal Office of Public Health in Switzerland to establish coverage for Optune and plan to submit a full reimbursement package to establish coverage for Optune to the French Ministry of Health in upcoming quarters.
As of September 30, 2020, the total number of contracted GBM lives was approximately 274 million in the U.S., approximately 111 million in our active EMEA markets and approximately 126 million in Japan.

We believe the mechanism of action behind Tumor Treating Fields therapy may be broadly applicable to solid tumor cancers. Currently, we are conducting phase 3 pivotal trials evaluating the use of Tumor Treating Fields in brain metastases, non-small cell lung cancer (“NSCLC”), pancreatic cancer and ovarian cancer. We are also conducting phase 2 pilot trials evaluating the use of Tumor Treating Fields in liver cancer and gastric cancer. In July 2020, we enrolled the last patient in HEPANOVA, a phase 2 pilot trial testing Tumor Treating Fields in combination with sorafenib in advanced liver cancer with final data expected in the first quarter of 2021. We plan to initiate additional randomized trials in GBM in order to further advance the scientific evidence supporting the use of Optune in GBM and to gather additional information about Optune's optimal use. We also anticipate expanding our clinical pipeline over time to study the safety and efficacy of Tumor Treating Fields for additional solid tumor indications.

We have several product development programs underway intended to improve efficacy and usability for patients. In July 2020, we enrolled the first patient in our EF-33 pilot study to test the potential incremental survival benefit of delivering Tumor Treating Fields through high-intensity arrays. Additionally, during the third quarter of 2020, we initiated a beta testing program with a select number of radiation oncology partners to test MAXPOINTTM treatment planning software, which we developed to optimize Tumor Treating Fields dosing with the potential to improve the efficacy of our therapy.
The table below presents the current status of the ongoing or completed clinical and product development programs in our pipeline and anticipated timing of final data.
In July 2020, we entered into a clinical trial collaboration with MSD, a trade name of Merck & Co., Inc., through a subsidiary, to develop Tumor Treating Fields together with MSD’s anti-PD-1 therapy KEYTRUDA® (pembrolizumab) for treatment of first-line NSCLC, expanding our research in the lung cancer space. We plan to conduct a phase 2 pilot study of Tumor Treating Fields concomitant with KEYTRUDA for first-line treatment of intrathoracic advanced or metastatic, PD-L1 positive NSCLC. The study is now expected to begin in the first half of 2021 due to a modification in the regulatory strategy.
In October 2020, we entered into a strategic alliance with the NYU Grossman School of Medicine’s Department of Radiation Oncology that provides a framework for preclinical and clinical development projects studying Tumor Treating Fields. The research to be conducted is geared to further the understanding of the interaction between Tumor Treating Fields and radiation therapy, to study Tumor Treating Fields in combination with various pharmacological agents, and to identify new indications for use
In 2018, we entered into a License and Collaboration Agreement (the “Zai Agreement”) between us and Zai Lab (Shanghai) Co., Ltd. (“Zai”), pursuant to which we granted Zai a license to commercialize Optune in China, Hong Kong, Macau and Taiwan (collectively, “Greater China”). The Zai Agreement also establishes a development partnership intended to accelerate the development of Tumor Treating Fields in multiple solid tumor indications. In May 2020, the China National Medical Products Administration approved the Marketing Authorization Application for Optune in combination with temozolomide for the treatment of patients with newly diagnosed GBM, and also as a monotherapy for the treatment of patients with recurrent GBM. For additional information, see Note 12 to the Consolidated Financial Statements in our 2019 10-K.
We believe we have a robust patent and intellectual property portfolio, with over 180 issued patents and numerous patent applications pending worldwide. We believe we own global commercialization rights to our Products in oncology and that we are well-positioned to extend those rights into the future as we continue to find innovative ways to improve our Products.

We view our operations and manage our business in one operating segment. For the three and nine months ended September 30, 2020, our net revenues were $132.7 million and $350.4 million, respectively. Our net income for the three and nine months ended September 30, 2020 was $9.3 million and $14.9 million, respectively. As of September 30, 2020, we had an accumulated deficit of $636.0 million. Our accumulated deficit primarily resulted from costs incurred in connection with our preclinical and clinical trial programs, costs incurred to commercialize our Products and general and administrative costs necessary to operate as a global oncology business.
Impact of COVID-19
The COVID-19 pandemic did not have a material impact on our financial results through the third quarter of 2020. During the first three quarters of 2020, our commercial business or global supply chain was not materially affected by the COVID-19 pandemic, and we believe the anticipated timing of final data from our ongoing clinical trials has not been adversely impacted since our Quarterly Report on Form 10-Q filed on April 30, 2020 and amended on Form 10-Q/A filed on October 2, 2020 (“First Quarter 2020 10-Q”).

We believe the prolonged disruption caused by COVID-19 is resulting in increased volatility across global health care systems, such as fluctuations in patient volumes and changes in patterns of care in certain regions, which might materially impact our business and clinical trials in the future. For example, we have seen some fluctuations in the timing of surgeries and radiation therapy in certain regions, which has had some influence on when patients are prescribed Optune. Since the pandemic began, we have generally been following the guidance of the World Health Organization, the U.S. Centers for Disease Control and Prevention, and local health authorities in all of our active markets and we have adjusted the way we conduct business to adapt to the evolving situation. For example, our field-based patient support teams continue to conduct in-person patient visits when possible and leverage technology to virtually conduct new patient starts and provide ongoing patient support visits. We are respecting any restrictions on external visitors at the cancer centers, hospitals and research institutions we serve and have implemented web-based technologies to engage healthcare professionals and enable information sharing. Many of the medical conferences where we present have been moved to virtual formats, and we have been able to present our findings and speak with thought leaders remotely. The extent to which the COVID-19 pandemic may impact our business and clinical trials in the future will depend on further developments, which are highly uncertain and cannot be predicted with confidence. The COVID-19 pandemic may also have the effect of heightening many of the other risks described in our risk factors disclosed in our 2019 10-K and our First Quarter 2020 10-Q.

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

Results of Operations
The following discussion provides an analysis of our results of operations and reasons for material changes therein for the three and nine months ended September 30, 2020 as compared to the three and nine months ended September 30, 2019. The tables contained in this section report U.S. dollars in thousands (except share, patient, and prescription data).

The following table sets forth our consolidated statements of operations data:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	Unaudited		Unaudited
Net revenues	$132,660	$92,062	$350,413	$252,084
Cost of revenues	28,395	22,900	78,365	63,820
Gross profit	104,265	69,162	272,048	188,264

Operating costs and expenses:
Research, development and clinical trials	32,818	18,766	88,008	55,262
Sales and marketing	29,364	23,830	86,658	69,871
General and administrative	27,061	22,711	79,073	64,198
Total operating costs and expenses	89,243	65,307	253,739	189,331

Operating income (loss)	15,022	3,855	18,309	(1,067)
Financial expenses (income), net	3,983	2,555	9,032	6,165

Income (loss) before income taxes	11,039	1,300	9,277	(7,232)
Income taxes	1,755	(630)	(5,614)	4,258
Net income (loss)	$9,284	$1,930	$14,891	$(11,490)

Basic net income (loss) per ordinary share	$0.09	$0.02	$0.15	$(0.12)
Weighted average number of ordinary shares used in computing basic net income (loss) per share	101,234,306	98,485,519	100,601,427	96,551,041
Diluted net income (loss) per ordinary share	$0.09	$0.02	$0.14	$(0.12)
Weighted average number of ordinary shares used in computing diluted net income (loss) per share	108,643,814	107,604,578	108,113,416	96,551,041

The following table details the share-based compensation expense included in costs and expenses:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	Unaudited		Unaudited
Cost of revenues	$767	$605	$1,916	$1,626
Research, development and clinical trials	5,101	2,202	12,275	5,203
Sales and marketing	4,677	3,368	13,061	8,585
General and administrative	9,576	8,163	28,196	22,305
Total share-based compensation expense	$20,121	$14,338	$55,448	$37,719
Key performance indicators

We believe certain commercial operating statistics are useful to investors in evaluating our commercial business as they help our management team and investors evaluate and compare the adoption of our Products from period to period. The number of active patients on therapy is our principal revenue driver. An "active patient" is a patient who is receiving treatment under a commercial prescription order as of the measurement date, including patients who may be on a temporary break from treatment and who plan to resume treatment in less than 60 days. Prescriptions are a leading indicator of demand. A "prescription received" is a commercial order for Optune or Optune Lua that is received from a physician certified to treat patients with our Products for a patient not previously on Optune or Optune Lua. Orders to renew or extend treatment are not included in this total.

The following table includes certain commercial operating statistics for and as of the end of the periods presented.

	September 30,
Operating statistics	2020	2019
Active patients at period end
United States	2,218	1,860
EMEA:
Germany	533	499
Other EMEA	369	232
Japan	241	160
Total	3,361	2,751

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Prescriptions received in period
United States	955	917	2,909	2,831
EMEA:
Germany	239	218	677	696
Other EMEA	91	100	351	251
Japan	86	84	265	213
Total	1,371	1,319	4,202	3,991
In the U.S., there were 13 active MPM patients on therapy as of September 30, 2020 and 13 MPM prescriptions were received in the three months ended September 30, 2020.
Three and nine months ended September 30, 2020 compared to three and nine months ended September 30, 2019

	Three months ended September 30,			Nine months ended September 30,
	2020	2019	% Change	2020	2019	% Change
Net revenues	$132,660	$92,062	44%	$350,413	$252,084	39%
Net revenues. Net revenues increased 44% to $132.7 million for the three month period ending September 30, 2020 from $92.1 million for the same period in 2019, and increased 39% to $350.4 million for the nine month period ended September 30, 2020 from $252.1 million for the same period in 2019. The increase in both the three and nine month periods resulted primarily from an increase of 610 active patients in our currently active markets, representing 22% growth, and a durable improvement in the net revenues booked per active patient, as well as an increase in collaboration revenues from our partnership with Zai Lab.
We recorded $10 million and $27 million in revenues from Medicare fee-for-service beneficiaries billed under the coverage policy effective on September 1, 2019 for the three and nine month periods ended September 30, 2020, respectively. We have gained a good understanding of how to ensure timely processing of Medicare claims and have sufficient experience to recognize approximately two-thirds of the expected contribution from Medicare beneficiaries. In the third quarter of 2020, we also recognized approximately $8 million in incremental net revenues compared to the first two quarters of 2020 resulting from the successful appeal of previously denied claims for Medicare fee-for-service beneficiaries billed prior to established coverage.

	Three months ended September 30,			Nine months ended September 30,
	2020	2019	% Change	2020	2019	% Change
Cost of revenues	$28,395	$22,900	24%	$78,365	$63,820	23%
Cost of revenues. Our cost of revenues increased by 24%, to $28.4 million for the three months ended September 30, 2020 from $22.9 million for the same period in 2019, and increased by 23% to $78.4 million for the nine months ended September 30, 2020 from $63.8 million for the same period in 2019. For both the three and nine month periods, the increase in cost of revenues was primarily due to the cost of shipping transducer arrays to a higher volume of commercial patients and increasing shipments of equipment to Zai Lab, partially offset by benefits of ongoing efficiency initiatives and scale.
Gross margin was 79% for the three months ended September 30, 2020 compared to 75% for the three months ended September 30, 2019. Gross margin was 78% for the nine months ended September 30, 2020 compared to 75% for the nine months ended September 30, 2019.
Operating Expenses.

	Three months ended September 30,			Nine months ended September 30,
	2020	2019	% Change	2020	2019	% Change
Research, development and clinical trials	$32,818	$18,766	75%	$88,008	$55,262	59%
Sales and marketing	29,364	23,830	23%	86,658	69,871	24%
General and administrative	27,061	22,711	19%	79,073	64,198	23%
Total operating expenses	$89,243	$65,307	37%	$253,739	$189,331	34%
Research, development and clinical trials expenses. Research, development and clinical trials expenses increased 75% to $32.8 million for the three month period ended September 30, 2020 from $18.8 million for the same period in 2019, and increased 59% to $88.0 million for the nine month period ended September 30, 2020 from $55.3 million for the same period in 2019. For both the three and nine month periods, the change is primarily due to an increase in clinical trial and personnel expenses for our phase 3 pivotal and post-marketing trials, an increase in development and personnel expenses to support our product development programs, increased investments in preclinical research and the expansion of our medical affairs activities.
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
Sales and marketing expenses. Sales and marketing expenses increased 23% to $29.4 million for the three months ended September 30, 2020 from $23.8 million for the same period in 2019, and increased 24% to $86.7 million for the nine months ended September 30, 2020 from $69.9 million for the same period in 2019. For both the three and nine month periods, the change was primarily due to an increase in personnel and professional services costs to support our growing commercial business and reimbursement efforts and an increase in marketing expenses related to the launch of Optune Lua for MPM.
General and administrative expenses. General and administrative expenses increased 19% to $27.1 million for the three months ended September 30, 2020 from $22.7 million for the same period in 2019, and increased 23% to $79.1 million for the nine months ended September 30, 2020 from $64.2 million for the same period in 2019. For both the three and nine month periods, the change was primarily due to an increase in personnel costs, insurance premiums and professional services.

	Three months ended September 30,			Nine months ended September 30,
	2020	2019	% Change	2020	2019	% Change
Financial expenses (income), net	$3,983	$2,555	56%	$9,032	$6,165	47%
Financial expenses, net. Financial expenses increased 56% to $4.0 million for the three months ended September 30, 2020 from $2.6 million for the same period in 2019, and increased 47% to $9.0 million for the nine months ended September 30, 2020 from $6.2 million for the same period in 2019. For both the three and nine month periods, the change was primarily due to a prepayment premium related to the 2018 credit facility.

	Three months ended September 30,			Nine months ended September 30,
	2020	2019	% Change	2020	2019	% Change
Income taxes	$1,755	$(630)	(378)%	$(5,614)	$4,258	(232)%
Income taxes. Income taxes increased 378% to $1.8 million for the three months ended September 30, 2020 from $(0.6) million for the same period in 2019, and decreased 232% to a benefit of $5.6 million for the nine months ended September 30, 2020 from $4.3 million for the same period in 2019. For the three months ended September 30, 2020, the increase is primarily due to a change in amortization of intellectual property rights and a change in the mix of applicable statutory tax rates in certain active jurisdictions. For the nine months ended September 30, 2020 the decrease is primarily due to net operating loss carry-backs and a change in the mix of applicable statutory tax rates in certain active jurisdictions The Company recorded a net tax benefit of $11.3 million in the first quarter of 2020 resulting from net operating loss carry-backs in the U.S. in accordance with the changes to the U.S. tax code enacted in response to the economic impacts of COVID-19 signed into legislation on March 27, 2020.
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

	Three months ended September 30,			Nine months ended September 30,
	2020	2019	% Change	2020	2019	% Change
Net income (loss)	$9,284	$1,930	381%	$14,891	$(11,490)	(230)%
Add: Income tax	1,755	(630)	(379)%	(5,614)	4,258	(232)%
Add: Financial income (expenses), net	3,983	2,555	56%	9,032	6,165	47%
Add: Depreciation and amortization	2,188	1,932	13%	6,677	5,993	11%
EBITDA	$17,210	$5,787	197%	$24,986	$4,926	407%
Add: Share-based compensation	20,121	14,338	40%	55,448	37,719	47%
Adjusted EBITDA	$37,331	$20,125	85%	$80,434	$42,645	89%
Adjusted EBITDA increased by 85% to $37.3 million for the three months ended September 30, 2020 from $20.1 million for the same period in 2019, and increased by 89% to $80.4 million for the nine months ended September 30, 2020 from $42.6 million for the same period in 2019. This improvement in fundamental financial performance in both the three and nine month periods was driven by net revenue growth coupled with an ongoing commitment to disciplined management of expenses.

	Three months ended September 30,			Nine months ended September 30,
	2019	2018	% Change	2019	2018	% Change
Net income (loss)	$1,930	$(11,694)	(117)%	$(11,490)	$(47,928)	(76)%
Add: Income tax	(630)	4,051	(116)%	4,258	12,810	(67)%
Add: Financial income (expenses), net	2,555	2,397	7%	6,165	10,110	(39)%
Add: Depreciation and amortization	1,932	2,311	(16)%	5,993	6,801	(12)%
EBITDA	$5,787	$(2,935)	(297)%	$4,926	$(18,207)	(127)%
Add: Share-based compensation	14,338	10,479	37%	37,719	29,205	29%
Adjusted EBITDA	$20,125	$7,544	167%	$42,645	$10,998	288%

Liquidity and Capital Resources
We have incurred significant losses and cumulative negative cash flows from operations since our founding in 2000. As of September 30, 2020, we had an accumulated deficit of $636.0 million. To date, we have primarily financed our operations through the issuance and sale of equity and the proceeds from long-term loans.
At September 30, 2020, we had $234.5 million in cash, cash equivalents and short-term investments, a decrease of $91.6 million compared to $326.1 million at December 31, 2019. The decrease in our cash, cash equivalents and short-term investments was primarily due to the prepayment of the 2018 credit facility in the amount of $150 million, partially offset by the cash flow from operations and the exercise of options and proceeds from the issuance of shares.
We believe our cash, cash equivalents and short-term investments as of September 30, 2020 are sufficient for our operations for at least the next 12 months based on our existing business plan and our ability to control the timing of significant expense commitments. We expect that our research, development and clinical trials expenses, sales and marketing expenses and general and administrative expenses will continue to increase over the next several years and may outpace our gross profit. As a result, we may need to raise additional capital to fund our operations.
The following summary of our cash flows for the periods indicated has been derived from our unaudited consolidated financial statements, which are included elsewhere in this Quarterly Report:

	Nine months ended September 30,
	2020	2019	Change	% Change
Net cash provided by operating activities	$45,667	$19,658	$26,009	132%
Net cash provided by (used in) investing activities	140,791	(4,911)	145,702	(2967)%
Net cash provided by (used in) financing activities	(130,645)	53,095	(183,740)	(346)%
Effect of exchange rate changes on cash and cash equivalents	152	(430)	582	(135)%
Net increase (decrease) in cash, cash equivalents and restricted cash	$55,965	$67,412	$(11,447)	(17)%
Operating activities. Net cash provided by operating activities primarily represents our net income (loss) for the periods presented. Adjustments to net income (loss) for non-cash items include share-based compensation, depreciation and amortization, and asset write-downs and impairment of field equipment. Operating cash flows are also impacted by changes in working capital, principally trade receivables, trade payables and accrued expenses, inventories, and other long-term assets.
Net cash provided by operating activities was $45.7 million for the nine months ended September 30, 2020, as compared to $19.7 million used in operating activities for the nine months ended September 30, 2019. Gross profit increased by $83.8 million for the nine months ended September 30, 2020 versus the nine months ended September 30, 2019, fully funding incremental investments of $32.7 million in research and development and $31.7 million in sales, marketing, general and administrative expenses. The increase in positive cash flow from operations was primarily driven by an increase in net profit and an increase in the amount of non-cash share-based compensation included in the reported net income (loss) partially offset by an increase in working capital.
Investing activities. Our investing activities consist primarily of capital expenditures to purchase property and equipment and field equipment, as well as investments in and redemptions of our short-term investments.
Net cash provided by investing activities was $140.8 million for the nine months ended September 30, 2020, compared to $4.9 million used in investing activities for the nine months ended September 30, 2019. The increase in net cash provided by investing activities was primarily attributable to the net proceeds generated from the sale of investments for cash needs to prepay the 2018 credit facility.
Financing activities. To date, our primary financing activities have been the sale of equity and the proceeds from long-term loans. Net cash used in financing activities was $130.6 million for the nine months ended September 30, 2020, as compared to $53.1 million provided by financing activities for the nine months ended September 30, 2019. The year-over-year decrease in cash provided by financing activities was primarily related to the prepayment of the 2018 credit facility and a decrease in proceeds from the exercise of options.
On August 18, 2020, we terminated our 2018 term loan credit facility (the “2018 Credit Facility”) by repaying in full the term loan issued thereunder. The repayment included $150.0 million in principal repayment and $3.0 million in prepayment premium, plus accrued and unpaid interest and expenses payable through the payoff date. The un-amortized issuance costs in the amount of $478 that were fully amortized upon the repayment and the prepayment premium were included in our third quarter finance expenses. The 2018 Credit Facility consisted of the term loan, originally maturing on February 7, 2023, with interest on the outstanding loan of 9% annually, payable quarterly in arrears. Obligations under the 2018 Credit Facility were guaranteed by certain of our domestic direct and indirect subsidiaries and were secured by a first-priority security interest in substantially all of the property and assets of, as well as the equity interests owned by, us and the other guarantors, all of which have been released.
We are in the process of negotiating a new $150.0 million senior secured revolving credit facility with a syndicate of relationship banks. If completed, the facility would provide, subject to certain conditions and limitations, for an increase in the revolving credit commitments to an aggregate principal amount not to exceed $250.0 million. The indicative interest rate for the loans is a sliding scale between LIBOR plus 2.75% and LIBOR plus 3.25% per annum. The commitments under the revolving credit facility would be guaranteed by certain of our subsidiaries and secured by a first-lien of our and certain subsidiary assets. While we expect to enter into this facility, there can be no assurances that closing will occur or will close on these terms.

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
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not applicable.
Item 5.  Other Information
None.

Item 6.  Exhibits
EXHIBIT INDEX

Exhibit Number		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Date	Number
10.1	Employment Agreement, dated as of September 1, 2020, by and between Wilco Groenhuysen and Novocure USA LLC	8-K	8/13/20	10.1
10.2	Employment Agreement, dated as of September 1, 2020, by and between Ashley Cordova and Novocure USA LLC	8-K	8/13/20	10.2
10.3	Employment Agreement, dated as of September 1, 2020, by and between Michael Ambrogi and Novocure USA LLC	8-K	8/13/20	10.3
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X
32.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X
32.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X
101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Extension Presentation Linkbase Document				X
104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101)				X
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

NovoCure Limited

Date: October 29, 2020	/s/ Ashley Cordova
Ashley Cordova Chief Financial Officer (principal financial and accounting officer and duly authorized officer)