Form 10-Q
period 2021-06-30
NovoCure Ltd
filed 2021-07-29
CIK 1645113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 23, 2021
Ordinary shares, no par value	103,647,871 Shares

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
In addition to historical facts or statements of current condition, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements contained in this report are based on our current plans, expectations, hopes, beliefs, intentions or strategies concerning future developments and their impact on us. Forward-looking statements contained in this report constitute our expectations or forecasts of future events as of the date this report was filed with the Securities and Exchange Commission (the “SEC”) and are not statements of historical fact. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Such statements may include words such as “anticipate,” “will,” “estimate,” “expect,” “project,” “intend,” “should,” “plan,” “believe,” “hope” and other words and terms of similar meaning in connection with any discussion of, among other things, future operating or financial performance, strategic initiatives and business strategies, regulatory or competitive environments, our intellectual property and research and development related to our Tumor Treating Fields delivery systems marketed under various brand names, including Optune and Optune Lua, and software and systems to support and optimize the delivery of Tumor Treating Fields (collectively, our “Products”). In particular, these forward-looking statements include, among others, statements about:
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
•our ability to manage the risks associated with business disruptions caused by natural disasters, extreme weather events, pandemics such as the COVID-19 pandemic, including the emergence of variant strains, or international conflict and other disruptions outside of our control;
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
ii

NovoCure Limited
Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION
Item 1.  Financial Statements

NOVOCURE LIMITED AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands (except share data)
	June 30, 2021	December 31, 2020
	Unaudited	Audited
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$349,124	$234,674
Short-term investments	549,907	607,902
Restricted cash	11,463	11,499
Trade receivables, net	90,436	96,699
Receivables and prepaid expenses	17,946	21,245
Inventories	26,690	27,422
Total current assets	1,045,566	999,441
LONG-TERM ASSETS:
Property and equipment, net	11,857	11,395
Field equipment, net	12,042	11,230
Right-of-use assets	16,964	19,009
Other long-term assets	10,630	10,908
Total long-term assets	51,493	52,542
TOTAL ASSETS	$1,097,059	$1,051,983

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOVOCURE LIMITED AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands (except share data)
	June 30, 2021	December 31, 2020
	Unaudited	Audited
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Trade payables	$56,785	$53,647
Other payables, lease liabilities and accrued expenses	59,421	59,965
Total current liabilities	116,206	113,612
LONG-TERM LIABILITIES:
Long-term debt, net	560,562	429,905
Deferred revenue	8,352	12,139
Long-term leases	11,944	14,293
Employee benefits	2,553	5,171
Other long-term liabilities	173	337
Total long-term liabilities	583,584	461,845
TOTAL LIABILITIES	699,790	575,457
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Share capital -
Ordinary shares no par value, unlimited shares authorized; issued and outstanding: 103,641,238 shares and 102,334,276 shares at June 30, 2021 (unaudited) and December 31, 2020, respectively	—	—
Additional paid-in capital	1,044,732	1,111,435
Accumulated other comprehensive income (loss)	(1,119)	(3,832)
Retained earnings (accumulated deficit)	(646,344)	(631,077)
TOTAL SHAREHOLDERS' EQUITY	397,269	476,526
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,097,059	$1,051,983
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOVOCURE LIMITED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
U.S. dollars in thousands (except share and per share data)
	Three months ended June 30,		Six months ended June 30,		Year ended December 31,
	2021	2020	2021	2020	2020
	Unaudited		Unaudited		Audited
Net revenues	$133,517	$115,925	$268,212	$217,753	$494,366
Cost of revenues	28,599	25,474	54,984	49,970	106,501
Gross profit	104,918	90,451	213,228	167,783	387,865

Operating costs and expenses:
Research, development and clinical trials	50,315	29,918	96,231	55,190	132,010
Sales and marketing	34,138	28,461	65,495	57,294	118,017
General and administrative	32,760	25,404	63,885	52,012	107,437
Total operating costs and expenses	117,213	83,783	225,611	164,496	357,464

Operating income (loss)	(12,295)	6,668	(12,383)	3,287	30,401
Financial expenses (income), net	940	2,617	3,586	5,049	12,299

Income (loss) before income tax	(13,235)	4,051	(15,969)	(1,762)	18,102
Income tax	1,406	2,396	2,800	(7,369)	(1,706)
Net income (loss)	$(14,641)	$1,655	$(18,769)	$5,607	$19,808

Basic net income (loss) per ordinary share	$(0.14)	$0.02	$(0.18)	$0.06	$0.20
Weighted average number of ordinary shares used in computing basic net income (loss) per share	103,484,866	100,718,893	103,061,557	100,298,230	100,930,866

Diluted net income (loss) per ordinary share	$(0.14)	$0.02	$(0.18)	$0.05	$0.18
Weighted average number of ordinary shares used in computing diluted net income (loss) per share	103,484,866	107,647,802	103,061,557	107,897,907	108,877,648
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
U.S. dollars in thousands
	Three months ended June 30,		Six months ended June 30,		Year ended December 31,
	2021	2020	2021	2020	2020
	Unaudited		Unaudited		Audited
Net income (loss)	$(14,641)	$1,655	$(18,769)	$5,607	$19,808
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustments	413	84	145	(117)	(85)
Pension benefit plan	416	13	2,568	(648)	(980)
Total comprehensive income (loss)	$(13,812)	$1,752	$(16,056)	$4,842	$18,743

NOVOCURE LIMITED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
U.S. dollars in thousands (except share data)
	Ordinary shares	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings (accumulated deficit)	Total shareholders' equity

Balance as of December 31, 2020 (audited)	102,334,276	$1,111,435	$(3,832)	$(631,077)	$476,526

Share-based compensation to employees	—	18,863	—	—	18,863
Exercise of options and vested RSUs	853,184	7,961	—	—	7,961
Cumulative effect adjustment resulting from ASU 2020-06 early adoption (see Note 5)	—	(132,474)	—	3,502	(128,972)
Other comprehensive income (loss), net of tax benefit of $0	—	—	1,884	—	1,884
Net income (loss)	—	—	—	(4,128)	(4,128)
Balance as of March 31, 2021(Unaudited)	103,187,460	$1,005,785	$(1,948)	$(631,703)	$372,134

Share-based compensation to employees	—	27,881	—	—	27,881
Proceeds from issuance of shares	17,291	2,371	—	—	2,371
Exercise of options and vested RSUs	436,487	8,695	—	—	8,695
Other comprehensive income (loss), net of tax benefit of $0	—	—	829	—	829
Net income (loss)	—	—	—	(14,641)	(14,641)
Balance as of June 30, 2021 (Unaudited)	103,641,238	$1,044,732	$(1,119)	$(646,344)	$397,269

NOVOCURE LIMITED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
U.S. dollars in thousands (except share data)
	Ordinary shares	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings (accumulated deficit)	Total shareholders' equity

Balance as of December 31, 2019 (audited)	99,528,435	$871,442	$(2,767)	$(650,885)	$217,790

Share-based compensation to employees	—	16,557	—	—	16,557
Exercise of options and vested RSUs	834,538	4,511	—	—	4,511
Other comprehensive income (loss), net of tax benefit of $0	—	—	(862)	—	(862)
Net income (loss)	—	—	—	3,952	3,952
Balance as of March 31, 2020 (Unaudited)	100,362,973	$892,510	$(3,629)	$(646,933)	$241,948

Share-based compensation to employees	—	18,770	—	—	18,770
Proceeds from issuance of shares	33,075	1,667	—	—	1,667
Exercise of options and vested RSUs	624,673	3,685	—	—	3,685
Other comprehensive income (loss), net of tax benefit of $0	—	—	97	—	97
Net income (loss)	—	—	—	1,655	1,655
Balance as of June 30, 2020 (Unaudited)	101,020,721	$916,632	$(3,532)	$(645,278)	$267,822

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOVOCURE LIMITED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands
	Three months ended June 30,		Six months ended June 30,		Year ended December 31,
	2021	2020	2021	2020	2020
	Unaudited		Unaudited		Audited
Cash flows from operating activities:
Net income (loss)	$(14,641)	$1,655	$(18,769)	$5,607	$19,808
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,480	2,601	4,850	4,489	9,150
Asset write-downs and impairment of field equipment	178	133	354	139	429
Share-based compensation	27,881	18,770	46,744	35,327	75,721
Foreign currency remeasurement loss (gain)	372	(463)	2,529	(470)	(699)
Decrease (increase) in accounts receivables	3,026	(6,160)	7,649	(25,878)	(30,354)
Amortization of discount (premium)	925	(538)	1,528	(1,078)	3,260
Decrease (increase) in inventories	1,663	(3,539)	367	(2,391)	(2,935)
Decrease (increase) in other long-term assets	1,584	1,143	3,016	2,379	(1,366)
Increase (decrease) in accounts payables and accrued expenses	5,122	405	2,496	(1,934)	25,470
Increase (decrease) in other long-term liabilities	(2,418)	(1,266)	(6,812)	(1,492)	664
Net cash provided by (used in) operating activities	$26,172	$12,741	$43,952	$14,698	$99,148
Cash flows from investing activities:
Purchase of property, equipment and field equipment	$(2,618)	$(3,315)	$(6,599)	$(6,427)	$(14,968)
Proceeds from maturity of short-term investments	—	—	608,000	—	150,000
Purchase of short-term investments	—	—	(549,848)	—	(607,879)
Net cash provided by (used in) investing activities	$(2,618)	$(3,315)	$51,553	$(6,427)	$(472,847)
Cash flows from financing activities:
Proceeds from issuance of shares, net	$2,371	$1,667	$2,371	$1,667	$3,370
Proceeds from long term debt, net	—	—	—	—	558,439
Repayment of long-term loan	(7)	(7)	(13)	(15)	(150,028)
Exercise of options and warrants	8,695	3,685	16,656	8,196	28,428
Net cash provided by (used in) financing activities	$11,059	$5,345	$19,014	$9,848	$440,209
Effect of exchange rate changes on cash, cash equivalents and restricted cash	$(3)	$109	$(105)	$50	$247

Increase (decrease) in cash, cash equivalents and restricted cash	34,610	14,880	114,414	18,169	66,757
Cash, cash equivalents and restricted cash at the beginning of the period	325,977	182,705	246,173	179,416	179,416

Cash, cash equivalents and restricted cash at the end of the period	$360,587	$197,585	$360,587	$197,585	$246,173

NOVOCURE LIMITED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands
	Three months ended June 30,		Six months ended June 30,		Year ended December 31,
	2021	2020	2021	2020	2020
	Unaudited		Unaudited		Audited
Supplemental cash flow activities:
Cash paid during the period for:
Income taxes paid (refunded), net	$2,490	$4,728	$85	$6,937	$(3,261)
Interest paid	$1	$3,415	$2	$6,831	$8,686
Non-cash activities:
Right-of-use assets obtained in exchange for lease liabilities	$665	$1,391	$949	$2,174	$5,617
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOVOCURE LIMITED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share data)
NOTE 1: ORGANIZATION AND BASIS OF PRESENTATION
Organization. NovoCure Limited (including its consolidated subsidiaries, the "Company") was incorporated in the Bailiwick of Jersey and is principally engaged in the development, manufacture and commercialization of Tumor Treating Fields ("TTFields") delivery systems, including Optune and Optune Lua (collectively, our "Products"), for the treatment of solid tumor cancers. The Company currently markets Optune in the United States ("U.S."), Austria, Germany, Israel, Japan, Sweden and Switzerland. The Company currently markets Optune Lua in the U.S. The Company also has a License and Collaboration Agreement (the "Zai Agreement") with Zai Lab (Shanghai) Co., Ltd. ("Zai") to market Optune in China, Hong Kong, Macau and Taiwan ("Greater China").
Financial statement preparation. The accompanying unaudited consolidated financial statements include the accounts of the Company and intercompany accounts and transactions have been eliminated. In the opinion of the Company’s management, the consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation for the periods presented. The preparation of these consolidated financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. These consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the "2020 10-K") filed with the Securities and Exchange Commission on February 25, 2021.
The significant accounting policies applied in the audited annual consolidated financial statements of the Company as disclosed in the 2020 10-K are applied consistently in these unaudited interim consolidated financial statements, except as noted below:
Recently Adopted Accounting Pronouncements.
In August 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. Among other changes, ASU 2020-06 removes from GAAP the liability and equity separation model for convertible instruments with a cash conversion feature, and as a result, after adoption, entities will no longer separately present in equity an embedded conversion feature for such debt. Similarly, the embedded conversion feature will no longer be amortized into income as interest expense over the life of the instrument. Instead, entities will account for a convertible debt instrument wholly as debt unless (1) a convertible instrument contains features that require bifurcation as a derivative under Accounting Standards Codification ("ASC Topic 815"), Derivatives and Hedging, or (2) a convertible debt instrument was issued at a substantial premium. Additionally, ASU 2020-06 requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share (EPS), which is consistent with the Company’s accounting treatment under the current standard. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted for fiscal years beginning after December 15, 2020, and can be adopted on either a fully retrospective or modified retrospective basis. The Company early adopted ASU 2020-06, effective January 1, 2021 on a modified retrospective basis.
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

NOTE 2: CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
Cash equivalents include items almost as liquid as cash, such as certificates of deposit and time deposits with maturity periods of three months or less when purchased. As of June 30, 2021 and December 31, 2020, the Company’s cash and cash equivalents were composed of:

	June 30, 2021	December 31, 2020
	Unaudited	Audited
Cash	$33,303	$20,339
Money market funds	315,821	214,335
Total cash and cash equivalents	$349,124	$234,674
The Company also invests in marketable U.S. Treasury Bills (“T-bills”) that are classified as held-to-maturity securities. The amortized cost and recorded basis of the T-bills are presented as short-term investments.
As of June 30, 2021 and December 31, 2020, the Company’s short-term investments were:

	June 30, 2021	December 31, 2020
	Unaudited	Audited
Short-term investments	$549,907	$607,902
Quoted market prices were applied to determine the fair value of cash equivalents and short-term investments, therefore they were categorized as Level 1 in accordance with ASC 820, “Fair Value Measurements and Disclosures.” The estimated fair value of the Company’s short-term investments as of June 30, 2021 and December 31, 2020 was $549,921 and $607,905, respectively.

NOTE 3: INVENTORIES
Inventories are stated at the lower of cost or net realizable value. The weighted average methodology is applied to determine cost. As of June 30, 2021 and December 31, 2020, the Company’s inventories were composed of:

	June 30, 2021	December 31, 2020
	Unaudited	Audited
Raw materials	$2,333	$5,175
Work in progress	8,106	4,896
Finished products	16,251	17,351
Total	$26,690	$27,422

NOTE 4: COMMITMENTS AND CONTINGENT LIABILITIES
Operating Leases. The facilities of the Company are leased under various operating lease agreements for periods, including options for extensions, ending no later than 2030. The Company also leases motor vehicles under various operating leases, which expire on various dates, the latest of which is in 2024.
Pledged deposits and bank guarantees. As of June 30, 2021 and December 31, 2020, the Company pledged bank deposits of $1,418 and $1,438, respectively, to cover bank guarantees in respect of its leases of operating facilities and obtained bank guarantees for the fulfillment of the Company’s lease and other contractual commitments of $1,750 and $1,687, respectively.

Senior secured revolving credit facility. On November 6, 2020, the Company entered into a new three-year $150,000 senior secured revolving credit facility with a syndicate of relationship banks. For additional information, see Note 12(c) to the Consolidated Financial Statements in the 2020 10-K. As of June 30, 2021, the Company had no outstanding balance borrowed under the facility.

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
The net carrying amount of the liability and equity components of the Notes as of June 30, 2021 and December 31, 2020 are as follows:

	June 30, 2021	December 31, 2020
	Unaudited	Audited
Liability component, net:
Principal amount	$575,000	$575,000
Unamortized discount	—	(132,797)
Unamortized issuance costs	(14,438)	(12,298)
Net carrying amount of liability component (1)	$560,562	$429,905

Equity component, net:
Conversion feature	$—	$136,402
Issuance costs	—	(3,928)
Net carrying amount of equity component	$—	$132,474
(1) An effective interest rate determines the fair value of the Notes, therefore they are categorized as Level 3 in accordance with ASC 820, "Fair Value Measurements and Disclosures." The estimated fair value of the Net carrying amount of liability component of the Notes as of June 30, 2021 and December 31, 2020 were $495,271 and $450,437, respectively.

Finance expense related to the Notes was as follows:

	Three months ended June 30,		Six months ended June 30,		Year ended December 31, 2020
	2021	2020	2021	2020
	Unaudited		Unaudited		Audited
Amortization of debt discount	$—	$—	$—	$—	$3,605
Amortization of debt issuance costs	976	—	1,685	—	333
Total finance expense recognized	$976	$—	$1,685	$—	$3,938
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
Options granted under the 2015 Plan generally have a four-year vesting period and expire ten years after the date of grant. Options granted under the 2015 Plan that are canceled or forfeited before expiration become available for future grants. RSUs granted under the 2015 Plan generally vest over a three year period. PSUs granted under the 2015 Plan generally vest between a three- and six-year period as performance targets are attained. RSUs and PSUs granted under the 2015 Plan that are canceled before expiration become available for future grants. As of June 30, 2021, 14,521,697 ordinary shares were available for grant under the 2015 Plan.
A summary of the status of the Company’s option plans as of June 30, 2021 and changes during the period then ended is presented below:

	Six months ended June 30, 2021
	Unaudited
	Number of options	Weighted average exercise price
Outstanding at beginning of year	9,220,326	$26.21
Granted	386,909	154.71
Exercised	(798,511)	20.75
Forfeited and canceled	(88,627)	58.14
Outstanding as of June 30, 2021	8,720,097	$32.09

Exercisable options	5,101,756	$18.81
For the six months ended June 30, 2021, options to purchase 798,511 ordinary shares were exercised, resulting in the issuance of 798,511 ordinary shares.
A summary of the status of the Company’s RSUs and PSUs as of June 30, 2021 and changes during the period then ended is presented below.

	Six months ended June 30, 2021
	Unaudited
	Number of RSU/PSUs	Weighted average grant date fair value
Unvested at beginning of year	4,466,151	$54.06
Granted	552,095	140.94
Vested	(491,160)	49.18
Forfeited and cancelled	(40,380)	83.60
Unvested as of June 30, 2021 (1)	4,486,706	65.02

(1) Includes PSUs that have a mix of service, market and other milestone performance vesting conditions which are vested upon achievements of performance milestones which are not probable, as of June 30, 2021, in accordance with ASC 718 as follows:

June 30, 2021
Number of PSUs	Fair value at grant date per PSU	Total fair value at grant date
2,703,852	$48.16	$130,218
108,113	69.37	7,500
17,712	84.68	1,500
94,813	$114.26	10,833
2,924,490		$150,051
These PSUs will be expensed over the performance period when the vesting conditions become probable in accordance with ASC 718.
In September 2015, the Company adopted an employee share purchase plan (“ESPP”) to encourage and enable eligible employees to acquire ownership of the Company’s ordinary shares purchased through accumulated payroll deductions on an after-tax basis. In the United States, the ESPP is intended to be an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code and the provisions of the ESPP are construed in a manner consistent with the requirements of such section. As of June 30, 2021, 4,989,076 ordinary shares were available to be purchased by eligible employees under the ESPP.

The fair value of share-based awards was estimated using the Black-Scholes model for all equity grants. For market condition awards, the Company also applied the Monte-Carlo simulation model. We assessed fair value using the following underlying assumptions:

	Six months ended June 30,		Year ended December 31, 2020
	2021	2020
	Unaudited		Audited
Stock Option Plans
Expected term (years)	5.50-6.00	5.50-6.25	5.50-6
Expected volatility	60%-62%	54%-56%	54%-56%
Risk-free interest rate	0.85%-1.02%	0.39%-0.86%	0.30%-0.86%
Dividend yield	0.00%	0.00%	0.00%
ESPP
Expected term (years)	0.50	0.50	0.50
Expected volatility	54%	47%	47%-66%
Risk-free interest rate	0.09%	1.57%	0.17%-1.57%
Dividend yield	0.00%	0.00%	0.00%
The total non-cash share-based compensation expense related to all of the Company’s equity-based awards recognized for the three and six months ended June 30, 2021 and 2020 and the year ended December 31, 2020 was:

	Three months ended June 30,		Six months ended June 30,		Year ended December 31, 2020
	2021	2020	2021	2020
	Unaudited		Unaudited		Audited
Cost of revenues	$827	$559	$1,560	$1,149	$2,221
Research, development and clinical trials	8,505	3,779	13,629	7,173	18,125
Sales and marketing	6,429	4,769	10,900	8,385	17,672
General and administrative	12,120	9,663	20,655	18,620	37,703
Total share-based compensation expense	$27,881	$18,770	$46,744	$35,327	$75,721

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

The following table sets forth the computation of the Company’s basic and diluted net income (loss) per ordinary share:

	Three months ended June 30,		Six months ended June 30,		Year ended December 31, 2020
	2021	2020	2021	2020
	Unaudited		Unaudited		Audited
Net income (loss) attributable to ordinary shares as reported used in computing basic and diluted net income (loss) per share	$(14,641)	$1,655	$(18,769)	$5,607	$19,808

Weighted average number of ordinary shares used in computing basic net income (loss) per share	103,484,866	100,718,893	103,061,557	100,298,230	100,930,866
Potentially dilutive shares that were excluded from the computation of basic net income (loss) per share:
Options	—	6,340,304	—	6,721,178	6,967,554
Restricted share units	—	555,530	—	845,424	945,612
ESPP	—	33,075	—	33,075	33,616
Weighted average number of ordinary shares used in computing diluted net income (loss) per share	103,484,866	107,647,802	103,061,557	107,897,907	108,877,648

Weighted anti-dilutive shares outstanding which were not included in the diluted calculation	9,098,788	1,148,420	9,363,037	598,533	1,307,762

Basic net income (loss) per ordinary share	$(0.14)	$0.02	$(0.18)	$0.06	$0.20

Diluted net income (loss) per ordinary share	$(0.14)	$0.02	$(0.18)	$0.05	$0.18

NOTE 8: SUPPLEMENTAL INFORMATION
The Company operates in a single reportable segment.
The following table presents long-lived assets by location:

	June 30, 2021	December 31, 2020
	Unaudited	Audited
United States	$12,659	$11,868
Israel	4,834	4,370
Switzerland	3,324	2,849
Japan	946	1,230
Germany	983	1,075
Others	1,153	1,233
Total	$23,899	$22,625

The Company’s revenues by geographic region, based on the customer’s location, are summarized as follows:

	Three months ended June 30,		Six months ended June 30,		Year ended December 31, 2020
	2021	2020	2021	2020
	Unaudited		Unaudited		Audited
United States	$87,139	$81,209	$173,047	$150,468	$340,782
EMEA:
Germany	25,362	21,469	51,726	43,271	93,264
Other EMEA	7,335	3,927	15,954	6,601	18,654
Japan	8,750	7,179	17,028	13,630	29,076
Greater China (1)	4,931	2,141	10,457	3,783	12,590
Total net revenues	$133,517	$115,925	$268,212	$217,753	$494,366
(1) For additional information, see Note 12 to the Consolidated Financial Statements in the 2020 10-K.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist you in better understanding and evaluating our financial condition and results of operations. We encourage you to read this MD&A in conjunction with our unaudited consolidated financial statements and the notes thereto for the period ended June 30, 2021 included in Part I, Item 1 of this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Please refer to the information under the heading “Cautionary Note Regarding Forward-Looking Statements” elsewhere in this report. References to the words “we,” “our,” “us,” and the “Company” in this report refer to NovoCure Limited, including its consolidated subsidiaries.
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
Optune Lua is approved by the FDA under the Humanitarian Device Exemption ("HDE") pathway to treat MPM in combination with standard chemotherapies. We have received CE certification to market Optune Lua (under the name "NovoTTF-100L") in the EU and Switzerland. We currently market Optune Lua in the U.S., and are evaluating plans to expand access to our therapy for MPM patients in other markets. With respect to MPM, our commercial efforts are principally focused on generating awareness, educating thoracic oncologists about the benefits of TTFields, and establishing a dialogue with third-party payers around access to Optune Lua.
We believe the mechanism of action behind TTFields therapy may be broadly applicable to solid tumor cancers. Currently, we are conducting phase 3 pivotal trials evaluating the use of TTFields in non-small-cell lung cancer ("NSCLC"), brain metastases from non-small-cell lung cancer ("brain metastases"), ovarian cancer and pancreatic cancer. In 2020, we enrolled our first patient in our global phase 4 TRIDENT trial to test the potential survival benefit of initiating Optune concurrent with radiation therapy versus following radiation therapy in patients with newly diagnosed GBM. We recently concluded a phase 2 pilot trial evaluating the use of TTFields in liver cancer and are conducting a phase 2 pilot trial in gastric cancer, as well as testing the potential incremental survival benefit of TTFields delivered using high-intensity arrays versus standard arrays. We anticipate expanding our clinical pipeline over time to study the safety and efficacy of TTFields for additional solid tumor indications and combinations with other cancer treatment modalities.
In April 2021, we announced that an independent data monitoring committee ("DMC") informed Novocure that the pre-specified interim analysis for the phase 3 pivotal LUNAR trial for the treatment of NSCLC was accelerated given the length of accrual and the number of events observed, to date. The interim analysis included data from 210 patients accrued through February 2021. After review of the interim analysis, the DMC concluded that the LUNAR trial should continue with no evidence of increased systemic toxicity. The DMC went on to comment that the continued accrual to 534 patients as proposed in the original protocol, given the current rate of accrual and the interim data presented, is likely unnecessary and possibly unethical for patients randomized to control. For this reason, the DMC recommended an adjustment of accrual to approximately 276 patients with a 12-month follow-up following the enrollment of the last patient. The DMC believes this amended protocol would provide adequate data regarding toxicity and efficacy, providing sufficient overall power, as well as potentially providing important information regarding efficacy within treatment subgroups. In May 2021, the FDA approved our investigational device exemption ("IDE") supplement incorporating the recommended protocol changes and we now expect final data in 2022.
In April 2021, the FDA approved our IDE application to initiate the KEYNOTE B36 phase 2 pilot trial to study TTFields with pembrolizumab in first-line NSCLC through our clinical collaboration with MSD (a tradename of Merck & Co.). KEYNOTE B36 currently has five clinical trial sites actively evaluating patients for enrollment.
In May 2021, we entered into a clinical trial collaboration with GT Medical Technologies, Inc., to develop TTFields together with GT Medical Technologies’ GammaTile Surgically Targeted Radiation Therapy for the treatment of recurrent GBM, expanding our research in the treatment of GBM. We plan to conduct a phase 2 pilot study to test the effectiveness and safety of neo-adjuvant TTFields followed by resection, GammaTile Therapy, and adjuvant TTFields for recurrent GBM. This clinical trial collaboration presents an important opportunity to study the radio-sensitizing effect of TTFields.
In July 2021, we announced the final results of our phase 2 pilot HEPANOVA trial investigating TTFields together with sorafenib, a kinase inhibitor, in 27 patients with advanced liver cancer. Historical control data showed an objective response rate of 4.5% and disease control rate of 43% for patients treated with sorafenib alone. In 21 evaluable patients, HEPANOVA showed a 9.5% objective response rate and 76% disease control rate, as well as 5.8 months of progression free survival. These results are even more encouraging when considering the poor prognosis of the study population. Over half of the patients in HEPANOVA were categorized as Child-Pugh Class B, compared to 5% in the historical control, indicating significant liver functional compromise. Research conducted to date has shown that TTFields anti-mitotic effect requires extended exposure to the therapy for maximum impact and this was a challenge for HEPANOVA with a median treatment duration of only 10 weeks. Of the patients who received at least 12 weeks of therapy, the disease control rate reached 91% with an objective response rate of 18%. These data demonstrate that TTFields have the potential to extend survival in advanced liver cancer. Our team, along with trial investigators, are actively designing a phase 3 pivotal trial that contemplates TTFields therapy together with the current standard of care, including immunotherapy, and have engaged the FDA regarding the use of TTFields in advanced liver cancer.
The enrollment timelines for our METIS trial are reliant on clinical site expansion in regions that continue to be materially delayed as clinical sites devote significant resources to the COVID-19 global pandemic. Our clinical affairs teams are focused on accelerating enrollment at existing clinical sites, but our efforts are challenged by a heavy reliance on virtual engagement and, as a result, we now anticipate a two quarter delay in last patient enrollment for METIS, with final data in 2023. It is estimated that between 20% and 40% of patients with non-small-cell lung cancer develop brain metastases and, together with LUNAR, the METIS data represents an important opportunity to demonstrate the efficacy of TTFields at multiple stages of lung cancer.

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
In June 2021, we announced the initiation of a clinical usability study for a new, flexible torso array. This array was designed to improve patient comfort for all torso and abdominal indications. The flexible design is intended to improve skin adhesion, to increase degrees-of-motion, and potentially to reduce skin irritation.
Our oncology intellectual property portfolio contains over 185 issued patents and numerous patent applications pending worldwide. We believe we own global commercialization rights to our Products in oncology and are well-positioned to extend those rights into the future as we continue to find innovative ways to improve our Products.
In 2018, we granted Zai Lab (Shanghai) Co., Ltd. ("Zai") a license to commercialize Optune in China, Hong Kong, Macau and Taiwan ("Greater China") under a License and Collaboration Agreement (the "Zai Agreement"). The Zai Agreement also establishes a development partnership intended to accelerate the development of TTFields in multiple solid tumor cancer indications. For additional information, see Note 12 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the "2020 10-K").
We view our operations and manage our business in one operating segment. For the three and six months ended June 30, 2021, our net revenues were $133.5 million and $268.2 million, respectively. Our net loss for the three and six months ended June 30, 2021, was $14.6 million and $18.8 million, respectively. As of June 30, 2021, we had an accumulated deficit of $646.3 million. Our net loss resulted primarily from net revenue growth which was more than offset by increasing investments in research and development to advance our pipeline programs and increase acceptance of TTFields across the global oncology community.
Impact of COVID-19
The COVID-19 pandemic did not have a material impact on our financial results through the second quarter of 2021. The pandemic has had and is having an impact on our day-to-day operations, which varies by region based on factors such as geographical spread, stage of containment and recurrence of the pandemic in each region. We believe the prolonged disruption caused by the COVID-19 pandemic is resulting in persisting volatility across global health care systems, such as fluctuations in patient volumes and changes in patterns of care in certain regions, including in areas where the pandemic eased during the quarter. For example, we continue to see fluctuations in the timing of surgeries and radiation therapy in certain regions, which has had some adverse influence on the eligible patient population for Optune. TTFields is an emerging modality in cancer care and requires significant educational effort to drive awareness and acceptance of our therapy. We have relied heavily on virtual engagement to manage these educational efforts for more than a year, which poses challenges to our ability to effectively communicate and engage with our customers and partners around the world. The COVID-19 pandemic is also having an impact on clinical trial enrollments, study operations, and regulatory responsiveness, such as described above with respect to our METIS trial.
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

Results of Operations
The following discussion provides an analysis of our results of operations and reasons for material changes therein for the three and six months ended June 30, 2021 as compared to the three and six months ended June 30, 2020. The tables contained in this section report U.S. dollars in thousands (except share, patient, and prescription data).
The following table sets forth our consolidated statements of operations data:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	Unaudited		Unaudited
Net revenues	$133,517	$115,925	$268,212	$217,753
Cost of revenues	28,599	25,474	54,984	49,970
Gross profit	104,918	90,451	213,228	167,783

Operating costs and expenses:
Research, development and clinical trials	50,315	29,918	96,231	55,190
Sales and marketing	34,138	28,461	65,495	57,294
General and administrative	32,760	25,404	63,885	52,012
Total operating costs and expenses	117,213	83,783	225,611	164,496

Operating income (loss)	(12,295)	6,668	(12,383)	3,287
Financial expenses (income), net	940	2,617	3,586	5,049

Income (loss) before income taxes	(13,235)	4,051	(15,969)	(1,762)
Income taxes	1,406	2,396	2,800	(7,369)
Net income (loss)	$(14,641)	$1,655	$(18,769)	$5,607

Basic net income (loss) per ordinary share	$(0.14)	$0.02	$(0.18)	$0.06
Weighted average number of ordinary shares used in computing basic net income (loss) per share	103,484,866	100,718,893	103,061,557	100,298,230
Diluted net income (loss) per ordinary share	$(0.14)	$0.02	$(0.18)	$0.05
Weighted average number of ordinary shares used in computing diluted net income (loss) per share	103,484,866	107,647,802	103,061,557	107,897,907

The following table details the share-based compensation expense included in costs and expenses:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	Unaudited		Unaudited
Cost of revenues	$827	$559	$1,560	$1,149
Research, development and clinical trials	8,505	3,779	13,629	7,173
Sales and marketing	6,429	4,769	10,900	8,385
General and administrative	12,120	9,663	20,655	18,620
Total share-based compensation expense	$27,881	$18,770	$46,744	$35,327
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

The following table includes certain commercial operating statistics for and as of the end of the periods presented.

	June 30,
Operating statistics	2021	2020
Active patients at period end
United States	2,206	2,143
EMEA:
Germany	571	535
Other EMEA	419	365
Japan	291	235
Total	3,487	3,278

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Prescriptions received in period
United States	967	968	1,884	1,954
EMEA:
Germany	237	231	485	438
Other EMEA	138	138	272	260
Japan	108	85	211	179
Total	1,450	1,422	2,852	2,831
In the U.S., there were 15 active MPM patients on therapy as of June 30, 2021 and 11 MPM prescriptions were received in the three months ended June 30, 2021.

Three and six months ended June 30, 2021 compared to three and six months ended June 30, 2020

	Three months ended June 30,			Six months ended June 30,
	2021	2020	% Change	2021	2020	% Change
Net revenues	$133,517	$115,925	15%	$268,212	$217,753	23%
Net revenues. Net revenues increased 15% to $133.5 million for the three-month period ending June 30, 2021 from $115.9 million for the same period in 2020, and increased 23% to $268.2 for the six-month period ended June 30, 2021 from $217.8 for the same period in 2020. The increase resulted primarily from an increase of 209 active patients in our currently active markets, representing 6% growth, a sustained improvement in the net revenues booked per active patient, and the launch of Optune in China.
We recorded $8.2 million and $17.5 million in revenues from Medicare fee-for-service beneficiaries billed under the coverage policy effective on September 1, 2019 for the three and six month period ended June 30, 2021, a decrease of 24% and 7% from the $10.8 million and $18.9 million recognized in the same period in 2020. The decrease in revenue from Medicare does not reflect a reduction in active Medicare patients or a decrease in the contribution we ultimately expect from Medicare beneficiaries, but instead reflects the impact of an extended appeal timeline for certain claims.
In the second quarter of 2021, we did not record a material amount of incremental net revenues resulting from the successful appeal of previously denied claims for Medicare fee-for-service beneficiaries billed prior to established coverage.

	Three months ended June 30,			Six months ended June 30,
	2021	2020	% Change	2021	2020	% Change
Cost of revenues	$28,599	$25,474	12%	$54,984	$49,970	10%
Cost of revenues. Our cost of revenues increased by 12%, to $28.6 million for the three months ended June 30, 2021 from $25.5 million for the same period in 2020, and increased by 10% to $55.0 for the six months ended June 30, 2021 from $50.0 for the same period in 2020. For the three and six month period, the increase in cost of revenues was primarily due to the cost of shipping transducer arrays to a higher volume of commercial patients and increasing shipments of equipment to Zai Lab. We continue to focus on opportunities to increase efficiencies and scale within our supply chain. This includes evaluating new materials, manufacturers, and processes that could lead to lower costs. One example of this is by reducing the current cost-per array. Year-over-year, we have seen a 7% improvement in cost-per-array.
Excluding sales to Zai, cost of revenues per active patient per month decreased 2% and 5% to $2,520 and $2,468 for the three and six months ended June 30, 2021 from $2,578 and $2,608 for the same period in 2020. Cost of revenues per active patient is calculated by dividing the cost of revenues for the quarter less equipment sales to Zai for the quarter by the average of the active patients at the end of the prior quarter and the ending active patients in the current quarter. This quarterly figure is then divided by three to estimate the monthly cost of revenues per active patient. Sales to Zai are deducted because they are sold at cost and in anticipation of future royalties from Zai, and Zai patient counts are not included in our active patient population. Product sales to Zai totaled $2.4 million and $3.9 for the three and six months ended June 30, 2021 compared to $0.8 million and $1.6 million for the three and six months ended June 30, 2020.
Gross margin was 79% for the three months ended June 30, 2021 compared to 78% for the three months ended June 30, 2020. Gross margin was 79% for the six months ended June 30, 2021 and 77% for the six months ended June 30, 2020.

Operating Expenses.

	Three months ended June 30,			Six months ended June 30,
	2021	2020	% Change	2021	2020	% Change
Research, development and clinical trials	$50,315	$29,918	68%	$96,231	$55,190	74%
Sales and marketing	34,138	28,461	20%	65,495	57,294	14%
General and administrative	32,760	25,404	29%	63,885	52,012	23%
Total operating expenses	$117,213	$83,783	40%	$225,611	$164,496	37%
Research, development and clinical trials expenses. Research, development and clinical trials expenses increased 68% to $50.3 million for the three-month period ended June 30, 2021 from $29.9 million for the same period in 2020, and increased 74% to $96.2 million for the six-month period ended June 30, 2021 from $55.2 in the same period in 2020. For the three and six month period, the change is primarily due to an increase in clinical trial and personnel expenses for our phase 3 pivotal, post-marketing, and label-expansion trials, an increase in development and personnel expenses to support our product development programs, increased investments in preclinical research and the expansion of our medical affairs activities.
Sales and marketing expenses. Sales and marketing expenses increased 20% to $34.1 million for the three months ended June 30, 2021 from $28.5 million for the same period in 2020, and increased 14% to $65.5 million for the six-month period ended June 30, 2021 from $57.3 million for the same period in 2020. For the three and six month period, the change was primarily due to an increase in personnel and professional services costs as we continue to enhance our commercial capabilities in anticipation of potential future approvals in new indications. Accordingly, we are investing heavily in our market access capabilities in order to evaluate opportunities, identify optimal access pathways, and successfully gain reimbursement in new geographies.
General and administrative expenses. General and administrative expenses increased 29% to $32.8 million for the three months ended June 30, 2021 from $25.4 million for the same period in 2020, and increased 23% to $63.9 million for the six months ended June 30, 2021 from $52.0 million for the same period in 2020. For the three and six month period, the change was primarily due to an increase in personnel costs and professional services.

	Three months ended June 30,			Six months ended June 30,
	2021	2020	% Change	2021	2020	% Change
Financial expenses (income), net	$940	$2,617	(64)%	$3,586	$5,049	(29)%
Financial expenses, net. Financial expenses decreased 64% to $0.9 million for the three months ended June 30, 2021 from $2.6 million for the same period in 2020, and decreased 29% to $3.6 for the six months ended June 30, 2021 from $5.0 for the same period in 2020. For the three and six month period, the decrease was primarily due to the absence of interest payments as a result of the loan repayment in August 2020.

	Three months ended June 30,			Six months ended June 30,
	2021	2020	% Change	2021	2020	% Change
Income taxes	$1,406	$2,396	(41)%	$2,800	$(7,369)	(138)%
Income taxes. Income taxes decreased 41% to $1.4 million for the three months ended June 30, 2021 from $2.4 million for the same period in 2020, and increased 138% to $2.8 million for the six months ended June 30, 2021 from a benefit of $7.4 million for the same period in 2020. For the three months ended June 30, 2021 the decrease reflects a change in the mix of applicable statutory tax rates in certain jurisdictions. For the six months ended June 30, 2021, the increase was primarily due to a net one-time tax benefit of $11.3 million which was recorded in the first quarter of 2020 in response to the changes in the U.S. tax code related to the economic impacts of the COVID-19 pandemic. The variance also reflects a change in the mix of applicable statutory tax rates in certain active jurisdictions.

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

	Three months ended June 30,			Six months ended June 30,
	2021	2020	% Change	2021	2020	% Change
Net income (loss)	$(14,641)	$1,655	(985)%	$(18,769)	$5,607	(435)%
Add: Income tax	1,406	2,396	(41)%	2,800	(7,369)	(138)%
Add: Financial income (expenses), net	940	2,617	(64)%	3,586	5,049	(29)%
Add: Depreciation and amortization	2,480	2,601	(5)%	4,850	4,489	8%
EBITDA	$(9,815)	$9,269	(206)%	$(7,533)	$7,776	(197)%
Add: Share-based compensation	27,881	18,770	49%	46,744	35,327	32%
Adjusted EBITDA	$18,066	$28,039	(36)%	$39,211	$43,103	(9)%
Adjusted EBITDA decreased by 36% to $18.1 million for the three months ended June 30, 2021 from $28.0 million for the same period in 2020, and decreased by 9% to $39.2 for the six months ended June 30, 2021 from $43.1 for the same period in 2020. The decrease was driven by investments in research and development, sales and marketing, and other operational activities to maximize future growth opportunities. We believe these focused investments are critical to our efforts to realize the long-term potential of the TTFields platform.
Liquidity and Capital Resources
We have incurred significant losses and cumulative negative cash flows from operations since our founding in 2000. As of June 30, 2021, we had an accumulated deficit of $646.3 million. To date, we have primarily financed our operations through the issuance and sale of equity and the proceeds from long-term loans.
At June 30, 2021, we had $899.0 million in cash, cash equivalents and short-term investments, an increase of $56.5 million compared to $842.6 million at December 31, 2020. The increase in our cash, cash equivalents and short-term investments was primarily due to the cash flow from operations and the exercise of options.
We believe our cash, cash equivalents and short-term investments as of June 30, 2021 are sufficient for our operations for at least the next 12 months based on our existing business plan and our ability to control the timing of significant expense commitments. We expect that our research, development and clinical trials expenses, sales and marketing expenses and general and administrative expenses will continue to increase over the next several years and may outpace our gross profit. As a result, we may need to raise additional capital to fund our operations.

The following summary of our cash flows for the periods indicated has been derived from our unaudited consolidated financial statements, which are included elsewhere in this Quarterly Report:

	Six months ended June 30,
	2021	2020	Change	% Change
Net cash provided by operating activities	$43,952	$14,698	$29,254	199%
Net cash provided by (used in) investing activities	51,553	(6,427)	57,980	(902)%
Net cash provided by (used in) financing activities	19,014	9,848	9,166	93%
Effect of exchange rate changes on cash and cash equivalents	(105)	50	(155)	(310)%
Net increase (decrease) in cash, cash equivalents and restricted cash	$114,414	$18,169	$96,245	530%
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
Net cash provided by operating activities was $44.0 million for the six months ended June 30, 2021, as compared to $14.7 million provided by operating activities for the six months ended June 30, 2020. Gross profit increased by $45.4 million for the six months ended June 30, 2021 versus the six months ended June 30, 2020, funding incremental investments of $41.0 million in research and development and $20.1 million in sales, marketing, general and administrative expenses. The increase in positive cash flow from operations was primarily driven by higher cash earnings, lower interest payments, the receipt of income tax refunds, as well as the timing of receipts and payments in the ordinary course of business.
Investing activities. Our investing activities consist primarily of capital expenditures to purchase property and equipment and field equipment, as well as investments in and redemptions of our short-term investments.
Net cash provided by investing activities was $51.6 million for the six months ended June 30, 2021, compared to $6.4 million used in investing activities for the six months ended June 30, 2020. The net cash provided by investing activities for the six months ended June 30, 2021 was primarily attributable to $58.2 million of net proceeds from maturity of short-term investments, partially offset by the purchase of $6.6 million of property and equipment. The net cash used in investing activities for the six months ended June 30, 2020 was primarily attributable to the purchase of $6.4 million of property and equipment.
Financing activities. To date, our primary financing activities have been the sale of equity and the proceeds from long-term loans. Net cash provided by financing activities was $19.0 million for the six months ended June 30, 2021, as compared to $9.8 million provided by financing activities for the six months ended June 30, 2020. The net cash provided by financing activities for the six months ended June 30, 2021 and June 30, 2020 included proceeds from the exercise of options and purchase of shares under the Company's stock option plan and employee share purchase plan ("ESPP").
Convertible Notes
On November 5, 2020, we issued $575.0 million aggregate principal amount of 0% Convertible Senior Notes due 2025 (the “Notes”). The Notes are senior unsecured obligations. The Notes do not bear regular interest, and the principal amount of the Notes will not accrete. The Notes are convertible at an initial conversion rate of 5.9439 ordinary shares per $1,000 principal amount of the Notes, which is equivalent to an initial conversion price of approximately $168.24 per ordinary share. Prior to the close of business on July 31, 2025, a holder of Notes may convert their Notes at any time during any calendar quarter (and only during such calendar quarter), if the last reported sale price of ordinary shares for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter, is greater than or equal to $218.712. The Notes are also convertible at the option of the holders upon the satisfaction of certain other conditions and during certain periods, and if the Company exercises its right to redeem the Notes as permitted or required by the indenture. On or after August 1, 2025 until the close of the business on the business day immediately preceding the maturity date, holders may convert all or any portion of their Notes at the conversion rate at any time irrespective of the foregoing conditions.
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
The commitments under the 2020 Credit Facility are guaranteed by certain of our subsidiaries and secured by a first lien on our and certain of our subsidiaries’ assets. Outstanding loans will bear interest at a sliding scale based on our secured leverage ratio from LIBOR plus 2.75% to LIBOR plus 3.25% per annum. Additionally, the 2020 Credit Facility contains a fee for the unused revolving credit commitments at a sliding scale based on our secured leverage ratio from 0.35% to 0.45%. The 2020 Credit Facility contains financial covenants requiring maintenance of a minimum fixed charge coverage ratio and specifying a maximum senior secured net leverage ratio, as well as customary events of default which include a change of control. As of June 30, 2021, we were in compliance with such covenants.
As of June 30, 2021, we had no outstanding balance borrowed under the 2020 Credit Facility.
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
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

NovoCure Limited

Date: July 29, 2021	/s/ Ashley Cordova
Ashley Cordova Chief Financial Officer (principal financial and accounting officer and duly authorized officer)