Form 10-Q
period 2021-09-30
NovoCure Ltd
filed 2021-10-28
CIK 1645113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 22, 2021
Ordinary shares, no par value	103,819,257 Shares

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
ii

NovoCure Limited
Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION
Item 1.  Financial Statements

NOVOCURE LIMITED AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands (except share data)
	September 30, 2021	December 31, 2020
	Unaudited	Audited
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$689,837	$234,674
Short-term investments	243,948	607,902
Restricted cash	855	11,499
Trade receivables, net	94,129	96,699
Receivables and prepaid expenses	17,595	21,245
Inventories	22,642	27,422
Total current assets	1,069,006	999,441
LONG-TERM ASSETS:
Property and equipment, net	11,699	11,395
Field equipment, net	12,553	11,230
Right-of-use assets	16,460	19,009
Other long-term assets	10,735	10,908
Total long-term assets	51,447	52,542
TOTAL ASSETS	$1,120,453	$1,051,983

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOVOCURE LIMITED AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands (except share data)
	September 30, 2021	December 31, 2020
	Unaudited	Audited
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Trade payables	$60,005	$53,647
Other payables, lease liabilities and accrued expenses	64,544	59,965
Total current liabilities	124,549	113,612
LONG-TERM LIABILITIES:
Long-term debt, net	561,388	429,905
Deferred revenue	7,464	12,139
Long-term leases	11,478	14,293
Employee benefits	2,031	5,171
Other long-term liabilities	379	337
Total long-term liabilities	582,740	461,845
TOTAL LIABILITIES	707,289	575,457
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Share capital -
Ordinary shares no par value, unlimited shares authorized; issued and outstanding: 103,817,566 shares and 102,334,276 shares at September 30, 2021 (unaudited) and December 31, 2020, respectively	—	—
Additional paid-in capital	1,073,532	1,111,435
Accumulated other comprehensive income (loss)	(900)	(3,832)
Retained earnings (accumulated deficit)	(659,468)	(631,077)
TOTAL SHAREHOLDERS' EQUITY	413,164	476,526
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,120,453	$1,051,983
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOVOCURE LIMITED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
U.S. dollars in thousands (except share and per share data)
	Three months ended September 30,		Nine months ended September 30,		Year ended December 31,
	2021	2020	2021	2020	2020
	Unaudited		Unaudited		Audited
Net revenues	$133,606	$132,660	$401,818	$350,413	$494,366
Cost of revenues	30,206	28,395	85,190	78,365	106,501
Gross profit	103,400	104,265	316,628	272,048	387,865

Operating costs and expenses:
Research, development and clinical trials	48,141	32,818	144,372	88,008	132,010
Sales and marketing	32,580	29,364	98,075	86,658	118,017
General and administrative	31,231	27,061	95,116	79,073	107,437
Total operating costs and expenses	111,952	89,243	337,563	253,739	357,464

Operating income (loss)	(8,552)	15,022	(20,935)	18,309	30,401
Financial expenses (income), net	1,981	3,983	5,567	9,032	12,299

Income (loss) before income tax	(10,533)	11,039	(26,502)	9,277	18,102
Income tax	2,591	1,755	5,391	(5,614)	(1,706)
Net income (loss)	$(13,124)	$9,284	$(31,893)	$14,891	$19,808

Basic net income (loss) per ordinary share	$(0.13)	$0.09	$(0.31)	$0.15	$0.20
Weighted average number of ordinary shares used in computing basic net income (loss) per share	103,731,147	101,234,306	103,281,380	100,601,427	100,930,866

Diluted net income (loss) per ordinary share	$(0.13)	$0.09	$(0.31)	$0.14	$0.18
Weighted average number of ordinary shares used in computing diluted net income (loss) per share	103,731,147	108,643,814	103,281,380	108,113,416	108,877,648
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
U.S. dollars in thousands
	Three months ended September 30,		Nine months ended September 30,		Year ended December 31,
	2021	2020	2021	2020	2020
	Unaudited		Unaudited		Audited
Net income (loss)	$(13,124)	$9,284	$(31,893)	$14,891	$19,808
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustments	(202)	143	(57)	26	(85)
Pension benefit plan	421	153	2,989	(495)	(980)
Total comprehensive income (loss)	$(12,905)	$9,580	$(28,961)	$14,422	$18,743

NOVOCURE LIMITED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
U.S. dollars in thousands (except share data)
	Ordinary shares	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings (accumulated deficit)	Total shareholders' equity

Balance as of December 31, 2020 (audited)	102,334,276	$1,111,435	$(3,832)	$(631,077)	$476,526

Share-based compensation to employees	—	18,863	—	—	18,863
Exercise of options and vested RSUs	853,184	7,961	—	—	7,961
Cumulative effect adjustment resulting from ASU 2020-06 early adoption (see Note 5)	—	(132,474)	—	3,502	(128,972)
Other comprehensive income (loss), net of tax benefit of $0	—	—	1,884	—	1,884
Net income (loss)	—	—	—	(4,128)	(4,128)
Balance as of March 31, 2021(Unaudited)	103,187,460	$1,005,785	$(1,948)	$(631,703)	$372,134

Share-based compensation to employees	—	27,881	—	—	27,881
Proceeds from issuance of shares	17,291	2,371	—	—	2,371
Exercise of options and vested RSUs	436,487	8,695	—	—	8,695
Other comprehensive income (loss), net of tax benefit of $0	—	—	829	—	829
Net income (loss)	—	—	—	(14,641)	(14,641)
Balance as of June 30, 2021 (Unaudited)	103,641,238	$1,044,732	$(1,119)	$(646,344)	$397,269

Share-based compensation to employees	—	25,758	—	—	25,758
Exercise of options and vested RSUs	176,328	3,042	—	—	3,042
Other comprehensive income (loss), net of tax benefit of $0	—	—	219	—	219
Net income (loss)	—	—	—	(13,124)	(13,124)
Balance as of September 30, 2021 (Unaudited)	103,817,566	$1,073,532	$(900)	$(659,468)	$413,164

NOVOCURE LIMITED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
U.S. dollars in thousands (except share data)
	Ordinary shares	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings (accumulated deficit)	Total shareholders' equity

Balance as of December 31, 2019 (audited)	99,528,435	$871,442	$(2,767)	$(650,885)	$217,790

Share-based compensation to employees	—	16,557	—	—	16,557
Exercise of options and vested RSUs	834,538	4,511	—	—	4,511
Other comprehensive income (loss), net of tax benefit of $0	—	—	(862)	—	(862)
Net income (loss)	—	—	—	3,952	3,952
Balance as of March 31, 2020 (Unaudited)	100,362,973	$892,510	$(3,629)	$(646,933)	$241,948

Share-based compensation to employees	—	18,770	—	—	18,770
Proceeds from issuance of shares	33,075	1,667	—	—	1,667
Exercise of options and vested RSUs	624,673	3,685	—	—	3,685
Other comprehensive income (loss), net of tax benefit of $0	—	—	97	—	97
Net income (loss)	—	—	—	1,655	1,655
Balance as of June 30, 2020 (Unaudited)	101,020,721	$916,632	$(3,532)	$(645,278)	$267,822

Share-based compensation to employees	—	20,121	—	—	20,121
Exercise of options and vested RSUs	707,606	9,514	—	—	9,514
Other comprehensive income (loss), net of tax benefit of $0	—	—	296	—	296
Net income (loss)	—	—	—	9,284	9,284
Balance as of September 30, 2020 (Unaudited)	101,728,327	$946,267	$(3,236)	$(635,994)	$307,037

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOVOCURE LIMITED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands
	Three months ended September 30,		Nine months ended September 30,		Year ended December 31,
	2021	2020	2021	2020	2020
	Unaudited		Unaudited		Audited
Cash flows from operating activities:
Net income (loss)	$(13,124)	$9,284	$(31,893)	$14,891	$19,808
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,734	2,188	7,584	6,677	9,150
Asset write-downs and impairment of field equipment	113	124	467	263	429
Share-based compensation	25,758	20,121	72,502	55,448	75,721
Foreign currency remeasurement loss (gain)	495	(79)	3,024	(549)	(699)
Decrease (increase) in accounts receivables	(3,726)	(7,678)	3,923	(33,556)	(30,354)
Amortization of discount (premium)	785	424	2,313	(654)	3,260
Decrease (increase) in inventories	3,818	(55)	4,185	(2,446)	(2,935)
Decrease (increase) in other long-term assets	1,367	(5,173)	4,383	(2,794)	(1,366)
Increase (decrease) in accounts payables and accrued expenses	8,126	9,908	10,622	7,974	25,470
Increase (decrease) in other long-term liabilities	(1,946)	1,905	(8,758)	413	664
Net cash provided by (used in) operating activities	$24,400	$30,969	$68,352	$45,667	$99,148
Cash flows from investing activities:
Purchase of property, equipment and field equipment	$(3,297)	$(2,782)	$(9,896)	$(9,209)	$(14,968)
Proceeds from maturity of short-term investments	350,000	150,000	958,000	150,000	150,000
Purchase of short-term investments	(44,000)	—	(593,848)	—	(607,879)
Net cash provided by (used in) investing activities	$302,703	$147,218	$354,256	$140,791	$(472,847)
Cash flows from financing activities:
Proceeds from issuance of shares, net	$—	$—	$2,371	$1,667	$3,370
Proceeds from long term debt, net	—	—	—	—	558,439
Repayment of long-term loan	(6)	(150,007)	(19)	(150,022)	(150,028)
Exercise of options and warrants	3,042	9,514	19,698	17,710	28,428
Net cash provided by (used in) financing activities	$3,036	$(140,493)	$22,050	$(130,645)	$440,209
Effect of exchange rate changes on cash, cash equivalents and restricted cash	$(34)	$102	$(139)	$152	$247

Increase (decrease) in cash, cash equivalents and restricted cash	330,105	37,796	444,519	55,965	66,757
Cash, cash equivalents and restricted cash at the beginning of the period	360,587	197,585	246,173	179,416	179,416

Cash, cash equivalents and restricted cash at the end of the period	$690,692	$235,381	$690,692	$235,381	$246,173

NOVOCURE LIMITED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands
	Three months ended September 30,		Nine months ended September 30,		Year ended December 31,
	2021	2020	2021	2020	2020
	Unaudited		Unaudited		Audited
Supplemental cash flow activities:
Cash paid during the period for:
Income taxes paid (refunded), net	$991	$4,382	$1,075	$11,319	$(3,261)
Interest paid	$1	$1,840	$3	$8,671	$8,686
Non-cash activities:
Right-of-use assets obtained in exchange for lease liabilities	$1,023	$675	$1,972	$2,849	$5,617
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

NOTE 2: CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
Cash equivalents include items almost as liquid as cash with maturity periods of three months or less when purchased. As of September 30, 2021 and December 31, 2020, the Company’s cash and cash equivalents were composed of:

	September 30, 2021	December 31, 2020
	Unaudited	Audited
Cash	$27,768	$20,339
Money market funds	422,082	214,335
U.S. Treasury bills	239,987	—
Total cash and cash equivalents	$689,837	$234,674
As of September 30, 2021 and December 31, 2020, the Company’s short-term investments were:

	September 30, 2021	December 31, 2020
	Unaudited	Audited
U.S. Treasury bills	$199,948	607,902
Term deposits	44,000	—
Short-term investments	$243,948	607,902
The Company invests in marketable U.S. Treasury Bills (“T-bills”) that are classified as held-to-maturity securities. The amortized cost and recorded basis of the T-bills are presented as cash and cash equivalents and short-term investments according their maturity periods.
Quoted market prices were applied to determine the fair value of cash equivalents and short-term investments, therefore they were categorized as Level 1 in accordance with ASC 820, “Fair Value Measurements and Disclosures.” The estimated fair value of the Company’s short-term investments as of September 30, 2021 and December 31, 2020 was $243,964 and $607,905, respectively.

NOTE 3: INVENTORIES
Inventories are stated at the lower of cost or net realizable value. The weighted average methodology is applied to determine cost. As of September 30, 2021 and December 31, 2020, the Company’s inventories were composed of:

	September 30, 2021	December 31, 2020
	Unaudited	Audited
Raw materials	$1,615	$5,175
Work in progress	5,921	4,896
Finished products	15,106	17,351
Total	$22,642	$27,422

NOTE 4: COMMITMENTS AND CONTINGENT LIABILITIES
Operating Leases. The facilities of the Company are leased under various operating lease agreements for periods, including options for extensions, ending no later than 2030. The Company also leases motor vehicles under various operating leases, which expire on various dates, the latest of which is in 2024.
Pledged deposits and bank guarantees. As of September 30, 2021 and December 31, 2020, the Company pledged bank deposits of $1,408 and $1,438, respectively, to cover bank guarantees in respect of its leases of operating facilities and obtained bank guarantees for the fulfillment of the Company’s lease and other contractual commitments of $1,747 and $1,687, respectively.

Senior secured revolving credit facility. On November 6, 2020, the Company entered into a new three-year $150,000 senior secured revolving credit facility with a syndicate of relationship banks. For additional information, see Note 12(c) to the Consolidated Financial Statements in the 2020 10-K. As of September 30, 2021, the Company had no outstanding balance borrowed under the facility.
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
The net carrying amount of the liability and equity components of the Notes as of September 30, 2021 and December 31, 2020 are as follows:

	September 30, 2021	December 31, 2020
	Unaudited	Audited
Liability component, net:
Principal amount	$575,000	$575,000
Unamortized discount	—	(132,797)
Unamortized issuance costs	(13,612)	(12,298)
Net carrying amount of liability component (1)	$561,388	$429,905

Equity component, net:
Conversion feature	$—	$136,402
Issuance costs	—	(3,928)
Net carrying amount of equity component	$—	$132,474
(1) An effective interest rate determines the fair value of the Notes, therefore they are categorized as Level 3 in accordance with ASC 820, "Fair Value Measurements and Disclosures." The estimated fair value of the Net carrying amount of liability component of the Notes as of September 30, 2021 and December 31, 2020 were $476,789 and $450,437, respectively.

Finance expense related to the Notes was as follows:

	Three months ended September 30,		Nine months ended September 30,		Year ended December 31, 2020
	2021	2020	2021	2020
	Unaudited		Unaudited		Audited
Amortization of debt discount	$—	$—	$—	$—	$3,605
Amortization of debt issuance costs	826	—	2,511	—	333
Total finance expense recognized	$826	$—	$2,511	$—	$3,938
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
Options granted under the 2015 Plan generally have a four-year vesting period and expire ten years after the date of grant. Options granted under the 2015 Plan that are canceled or forfeited before expiration become available for future grants. RSUs granted under the 2015 Plan generally vest over a three year period. PSUs granted under the 2015 Plan generally vest between a three- and six-year period as performance targets are attained. RSUs and PSUs granted under the 2015 Plan that are canceled before expiration become available for future grants. As of September 30, 2021, 14,467,854 ordinary shares were available for grant under the 2015 Plan.
A summary of the status of the Company’s option plans as of September 30, 2021 and changes during the period then ended is presented below:

	Nine months ended September 30, 2021
	Unaudited
	Number of options	Weighted average exercise price
Outstanding at beginning of year	9,220,326	$26.21
Granted	425,339	154.03
Exercised	(918,859)	21.54
Forfeited and canceled	(101,320)	60.64
Outstanding as of September 30, 2021	8,625,486	$32.61

Exercisable options	5,153,158	$19.35
For the nine months ended September 30, 2021, options to purchase 918,859 ordinary shares were exercised, resulting in the issuance of 918,859 ordinary shares.
A summary of the status of the Company’s RSUs and PSUs as of September 30, 2021 and changes during the period then ended is presented below.

	Nine months ended September 30, 2021
	Unaudited
	Number of RSU/PSUs	Weighted average grant date fair value
Unvested at beginning of year	4,466,151	$54.06
Granted	592,104	140.46
Vested	(547,140)	51.38
Forfeited and cancelled	(52,283)	89.79
Unvested as of September 30, 2021 (1)	4,458,832	65.44

(1) Includes PSUs that have a mix of service, market and other milestone performance vesting conditions which are vested upon achievements of performance milestones which are not probable, as of September 30, 2021, in accordance with ASC 718 as follows:

September 30, 2021
Number of PSUs	Fair value at grant date per PSU	Total fair value at grant date
2,703,852	$48.16	$130,218
108,113	69.37	7,500
17,712	84.68	1,500
5,266	94.94	500
94,813	$114.26	10,833
2,929,756		$150,551
These PSUs will be expensed over the performance period when the vesting conditions become probable in accordance with ASC 718.
In September 2015, the Company adopted an employee share purchase plan (“ESPP”) to encourage and enable eligible employees to acquire ownership of the Company’s ordinary shares purchased through accumulated payroll deductions on an after-tax basis. In the United States, the ESPP is intended to be an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code and the provisions of the ESPP are construed in a manner consistent with the requirements of such section. As of September 30, 2021, 4,989,076 ordinary shares were available to be purchased by eligible employees under the ESPP.

The fair value of share-based awards was estimated using the Black-Scholes model for all equity grants. For market condition awards, the Company also applied the Monte-Carlo simulation model. We assessed fair value using the following underlying assumptions:

	Nine months ended September 30,		Year ended December 31, 2020
	2021	2020
	Unaudited		Audited
Stock Option Plans
Expected term (years)	5.50-6.00	5.50-6.25	5.50-6.25
Expected volatility	60%-63%	54%-56%	54%-56%
Risk-free interest rate	0.78%-1.02%	0.30%-0.86%	0.30%-0.86%
Dividend yield	0.00%	0.00%	0.00%
ESPP
Expected term (years)	0.50	0.50	0.50
Expected volatility	54%-81%	47%-66%	47%-66%
Risk-free interest rate	0.05%-0.09%	0.17%-1.57%	0.17%-1.57%
Dividend yield	0.00%	0.00%	0.00%
The total non-cash share-based compensation expense related to all of the Company’s equity-based awards recognized for the three and nine months ended September 30, 2021 and 2020 and the year ended December 31, 2020 was:

	Three months ended September 30,		Nine months ended September 30,		Year ended December 31, 2020
	2021	2020	2021	2020
	Unaudited		Unaudited		Audited
Cost of revenues	$808	$767	$2,368	$1,916	$2,221
Research, development and clinical trials	7,761	5,101	21,390	12,275	18,125
Sales and marketing	5,806	4,677	16,706	13,061	17,672
General and administrative	11,383	9,576	32,038	28,196	37,703
Total share-based compensation expense	$25,758	$20,121	$72,502	$55,448	$75,721

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

The following table sets forth the computation of the Company’s basic and diluted net income (loss) per ordinary share:

	Three months ended September 30,		Nine months ended September 30,		Year ended December 31, 2020
	2021	2020	2021	2020
	Unaudited		Unaudited		Audited
Net income (loss) attributable to ordinary shares as reported used in computing basic and diluted net income (loss) per share	$(13,124)	$9,284	$(31,893)	$14,891	$19,808

Weighted average number of ordinary shares used in computing basic net income (loss) per share	103,731,147	101,234,306	103,281,380	100,601,427	100,930,866
Potentially dilutive shares that were excluded from the computation of basic net income (loss) per share:
Options	—	6,656,439	—	6,688,840	6,967,554
Restricted share units	—	738,456	—	808,536	945,612
ESPP	—	14,613	—	14,613	33,616
Weighted average number of ordinary shares used in computing diluted net income (loss) per share	103,731,147	108,643,814	103,281,380	108,113,416	108,877,648

Weighted anti-dilutive shares outstanding which were not included in the diluted calculation	8,084,045	952,823	8,827,739	717,492	1,307,762

Basic net income (loss) per ordinary share	$(0.13)	$0.09	$(0.31)	$0.15	$0.20

Diluted net income (loss) per ordinary share	$(0.13)	$0.09	$(0.31)	$0.14	$0.18

NOTE 8: SUPPLEMENTAL INFORMATION
The Company operates in a single reportable segment.
The following table presents long-lived assets by location:

	September 30, 2021	December 31, 2020
	Unaudited	Audited
United States	$12,172	$11,868
Israel	5,037	4,370
Switzerland	3,978	2,849
Japan	928	1,230
Germany	1,042	1,075
Others	1,095	1,233
Total	$24,252	$22,625

The Company’s revenues by geographic region, based on the customer’s location, are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,		Year ended December 31, 2020
	2021	2020	2021	2020
	Unaudited		Unaudited		Audited
United States	$88,032	$92,635	$261,079	$243,103	$340,782
EMEA:
Germany	23,208	22,756	74,934	66,027	93,264
Other EMEA	7,081	5,468	23,035	12,069	18,654
Japan	8,778	7,523	25,806	21,153	29,076
Greater China (1)	6,507	4,278	16,964	8,061	12,590
Total net revenues	$133,606	$132,660	$401,818	$350,413	$494,366
(1) For additional information, see Note 12 to the Consolidated Financial Statements in the 2020 10-K.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist you in better understanding and evaluating our financial condition and results of operations. We encourage you to read this MD&A in conjunction with our unaudited consolidated financial statements and the notes thereto for the period ended September 30, 2021 included in Part I, Item 1 of this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Please refer to the information under the heading “Cautionary Note Regarding Forward-Looking Statements” elsewhere in this report. References to the words “we,” “our,” “us,” and the “Company” in this report refer to NovoCure Limited, including its consolidated subsidiaries.
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
In April 2021, we announced that an independent data monitoring committee ("DMC") informed Novocure that the pre-specified interim analysis for the phase 3 pivotal LUNAR trial for the treatment of NSCLC was accelerated given the length of accrual and the number of events observed, to date. The interim analysis included data from 210 patients accrued through February 2021. After review of the interim analysis, the DMC concluded that the LUNAR trial should continue with no evidence of increased systemic toxicity. The DMC went on to comment that the continued accrual to 534 patients as proposed in the original protocol, given the current rate of accrual and the interim data presented, is likely unnecessary and possibly unethical for patients randomized to control. For this reason, the DMC recommended an adjustment of accrual to approximately 276 patients with a 12-month follow-up following the enrollment of the last patient. The DMC believes this amended protocol would provide adequate data regarding toxicity and efficacy, providing sufficient overall power, as well as potentially providing important information regarding efficacy within treatment subgroups. In May 2021, the FDA approved our investigational device exemption ("IDE") supplement incorporating the recommended protocol changes and we expect final data in 2022.
In April 2021, the FDA approved our IDE application to initiate the KEYNOTE B36 phase 2 pilot trial to study TTFields with pembrolizumab in first-line NSCLC through our clinical collaboration with MSD (a tradename of Merck & Co.). As of September 30, 2021 there were five KEYNOTE B36 clinical trial sites actively evaluating patients for enrollment.
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
In July 2021, we announced the final results of our phase 2 pilot HEPANOVA trial investigating TTFields together with sorafenib, a kinase inhibitor, in 27 patients with advanced liver cancer. Historical control data showed an objective response rate of 4.5% and disease control rate of 43% for patients treated with sorafenib alone. In 21 evaluable patients, HEPANOVA showed a 9.5% objective response rate and 76% disease control rate, as well as 5.8 months of progression free survival. These results are even more encouraging when considering the poor prognosis of the study population. Over half of the patients in HEPANOVA were categorized as Child-Pugh Class B, compared to 5% in the historical control, indicating significant liver functional compromise. Research conducted to date has shown that TTFields anti-mitotic effect requires extended exposure to the therapy for maximum impact and this was a challenge for HEPANOVA with a median treatment duration of only 10 weeks. Of the patients who received at least 12 weeks of therapy, the disease control rate reached 91% with an objective response rate of 18%. These data demonstrate that TTFields have the potential to extend survival in advanced liver cancer. Our team, along with trial investigators, are actively designing a phase 3 pivotal trial that contemplates TTFields therapy together with the current standard of care, including immunotherapy.
In September 2021, we announced that the FDA granted breakthrough designation to the NovoTTF-200T System, a TTFields delivery system intended for use together with atezolizumab and bevacizumab for the first-line treatment of patients with unresectable or metastatic liver cancer. The designation offers us an opportunity to interact with FDA experts throughout the premarket review phase and allows for prioritized review of regulatory submissions.
Also in September 2021, we entered into a clinical collaboration with Roche to develop TTFields together with Roche’s anti-PD-L1 therapy, atezolizumab, for treatment of patients with metastatic pancreatic ductal adenocarcinoma (mPDAC). We plan to conduct a phase 2 pilot study to test the safety and efficacy of TTFields together with atezolizumab, gemcitabine and nab-paclitaxel as a first-line treatment for mPDAC. This clinical collaboration will study the immune-shielded environment of the pancreas and investigate our ability to improve clinical outcomes for patients with this deadly disease. We will be the study sponsor and Roche is providing atezolizumab for the trial.
In October 2021, we and Zai announced that the final patient has been enrolled in EF-31, a Novocure-sponsored, phase 2 pilot trial conducted by Zai Lab evaluating the safety and efficacy of TTFields in combination with chemotherapy as a first-line treatment in patients with gastric adenocarcinoma. Zai has enrolled approximately 30 patients in Greater China. The protocol is designed to include 25 evaluable patients who receive at least one tumor assessment.
In October, 2021, we announced that the final patient has been enrolled in our phase 3 pivotal INNOVATE-3 trial evaluating the efficacy of TTFields together with paclitaxel for treatment in patients with platinum-resistant ovarian cancer. The European Network for Gynecological Oncological Trials and The GOG Foundation, Inc. collaborated with Novocure on the design and facilitation of this trial. Following the completion of enrollment, the independent Data Monitoring Committee will conduct the pre-specified interim analysis pursuant to the trial protocol. Final data is anticipated in 2023.
The enrollment timelines for our PANOVA-3 trial are reliant on the ability of our clinical sites to administer the trial in accordance with protocol specifications. A shortage of nab-paclitaxel, commercially known as Abraxane, has had an impact on the chemotherapy supply at clinical sites. Furthermore, due to the denial of an importation license for Abraxane by the National Medical Products Administration, we are unable to expand our clinical trial footprint into Greater China at this time. As such, we now anticipate final data in 2024.
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
We continue our efforts to optimize array design to improve patient comfort for all torso and abdominal indications, improve skin adhesion and increase degrees-of-motion. In the third quarter, we discontinued enrollment in a clinical usability study for a new, flexible torso array due to establishing enhanced capabilities for collecting usability feedback. We will continue to follow enrolled patients in order to gather applicable data.
Our oncology intellectual property portfolio contains over 185 issued patents and numerous patent applications pending worldwide. We believe we own global commercialization rights to our Products in oncology and are well-positioned to extend those rights into the future as we continue to find innovative ways to improve our Products.

We view our operations and manage our business in one operating segment. For the three and nine months ended September 30, 2021, our net revenues were $133.6 million and $401.8 million, respectively. Our net loss for the three and nine months ended September 30, 2021, was $13.1 million and $31.9 million, respectively. As of September 30, 2021, we had an accumulated deficit of $659.5 million. Our net loss resulted primarily from net revenue growth which was more than offset by increasing investments in research and development to advance our pipeline programs and increase acceptance of TTFields across the global oncology community.
Impact of COVID-19
The COVID-19 pandemic did not have a material impact on our financial results through the third quarter of 2021. The pandemic has had and is having an impact on our day-to-day operations, which varies by region based on factors such as geographical spread, stage of containment and recurrence of the pandemic in each region. We believe the prolonged disruption caused by the COVID-19 pandemic is resulting in persisting volatility across global health care systems, such as fluctuations in patient volumes and changes in patterns of care in certain regions, including in areas where the pandemic eased during the quarter. For example, we continue to see fluctuations in the timing of surgeries, radiation therapy and advanced disease progression in certain regions, which has had some adverse influence on the eligible patient population for Optune. TTFields is an emerging modality in cancer care and requires significant educational effort to drive awareness and acceptance of our therapy. We have relied heavily on virtual engagement to manage these educational efforts for more than a year, which poses challenges to our ability to effectively communicate and engage with our customers and partners around the world. The COVID-19 pandemic is also having an impact on clinical trial enrollments, study operations, and regulatory responsiveness.
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

Results of Operations
The following discussion provides an analysis of our results of operations and reasons for material changes therein for the three and nine months ended September 30, 2021 as compared to the three and nine months ended September 30, 2020. The tables contained in this section report U.S. dollars in thousands (except share, patient, and prescription data).
The following table sets forth our consolidated statements of operations data:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	Unaudited		Unaudited
Net revenues	$133,606	$132,660	$401,818	$350,413
Cost of revenues	30,206	28,395	85,190	78,365
Gross profit	103,400	104,265	316,628	272,048

Operating costs and expenses:
Research, development and clinical trials	48,141	32,818	144,372	88,008
Sales and marketing	32,580	29,364	98,075	86,658
General and administrative	31,231	27,061	95,116	79,073
Total operating costs and expenses	111,952	89,243	337,563	253,739

Operating income (loss)	(8,552)	15,022	(20,935)	18,309
Financial expenses (income), net	1,981	3,983	5,567	9,032

Income (loss) before income taxes	(10,533)	11,039	(26,502)	9,277
Income taxes	2,591	1,755	5,391	(5,614)
Net income (loss)	$(13,124)	$9,284	$(31,893)	$14,891

Basic net income (loss) per ordinary share	$(0.13)	$0.09	$(0.31)	$0.15
Weighted average number of ordinary shares used in computing basic net income (loss) per share	103,731,147	101,234,306	103,281,380	100,601,427
Diluted net income (loss) per ordinary share	$(0.13)	$0.09	$(0.31)	$0.14
Weighted average number of ordinary shares used in computing diluted net income (loss) per share	103,731,147	108,643,814	103,281,380	108,113,416

The following table details the share-based compensation expense included in costs and expenses:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	Unaudited		Unaudited
Cost of revenues	$808	$767	$2,368	$1,916
Research, development and clinical trials	7,761	5,101	21,390	12,275
Sales and marketing	5,806	4,677	16,706	13,061
General and administrative	11,383	9,576	32,038	28,196
Total share-based compensation expense	$25,758	$20,121	$72,502	$55,448

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
The following table includes certain commercial operating statistics for and as of the end of the periods presented.

	September 30,
Operating statistics	2021	2020
Active patients at period end
North America (1)	2,223	2,218
EMEA:
Germany	562	533
Other EMEA	425	369
Japan	292	241
Total	3,502	3,361

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Prescriptions received in period
North America (1)	931	955	2,815	2,909
EMEA:
Germany	220	239	705	677
Other EMEA	119	91	391	351
Japan	110	86	321	265
Total	1,380	1,371	4,232	4,202
(1) North America includes data for the United States and Canada for the third quarter of 2021 and the United States only for all other periods.
There were 13 active MPM patients on therapy as of September 30, 2021 and 15 MPM prescriptions were received in the three months ended September 30, 2021.
Three and nine months ended September 30, 2021 compared to three and nine months ended September 30, 2020

	Three months ended September 30,			Nine months ended September 30,
	2021	2020	% Change	2021	2020	% Change
Net revenues	$133,606	$132,660	1%	$401,818	$350,413	15%
Net revenues. Net revenues increased 1% to $133.6 million for the three-month period ending September 30, 2021 from $132.7 million for the same period in 2020, and increased 15% to $401.8 for the nine-month period ended September 30, 2021 from $350.4 for the same period in 2020. The increase resulted primarily from an increase of 141 active patients in our currently active markets, representing 4% growth, and the launch of Optune in China.
In the third quarter of 2021, we recorded only de minimus revenue from the successful appeal of previously denied claims for Medicare fee-for-service beneficiaries billed prior to established coverage, versus the $8.0 million that we recorded in the third quarter of 2020. We continue to actively appeal and pursue previously denied claims for beneficiaries billed prior to established coverage, but the cadence and amount of these Medicare payments are impossible to predict.
In the third quarter 2021, we recorded $10.6 million and $28.1 million in revenues from Medicare fee-for-service beneficiaries billed under the coverage policy effective on September 1, 2019 for the three and nine month period ended September 30, 2021, an increase of 9% and 4% from the $9.7 million and $26.9 million recognized in the same period in 2020.
We believe we have completed our administrative ramp-up towards processing Medicare claims and efficiently pursuing appeals. Approximately 25% of our current Medicare fee-for-service beneficiaries began use of TTFields therapy prior to the effective date of coverage and, as a result, are not contributing revenue at the time of billing. We expect to realize additional benefit as the mix of Medicare fee-for-service beneficiaries shifts to include a greater percentage of patients who have started therapy under the coverage policy effective September 1, 2019.

	Three months ended September 30,			Nine months ended September 30,
	2021	2020	% Change	2021	2020	% Change
Cost of revenues	$30,206	$28,395	6%	$85,190	$78,365	9%
Cost of revenues. Our cost of revenues increased by 6%, to $30.2 million for the three months ended September 30, 2021 from $28.4 million for the same period in 2020, and increased by 9% to $85.2 for the nine months ended September 30, 2021 from $78.4 for the same period in 2020. For the three and nine month period, the increase in cost of revenues was primarily due to the cost of shipping transducer arrays to a higher volume of commercial patients and increasing shipments of equipment to Zai Lab. We continue to focus on opportunities to increase efficiencies and scale within our supply chain. This includes evaluating new materials, manufacturers, and processes that could lead to lower costs.
Excluding sales to Zai, cost of revenues per active patient per month decreased 6% and 6% to $2,485 and $2,475 for the three and nine months ended September 30, 2021 from $2,630 and $2,622 for the same period in 2020. Cost of revenues per active patient is calculated by dividing the cost of revenues for the quarter less equipment sales to Zai for the quarter by the average of the active patients at the end of the prior quarter and the ending active patients in the current quarter. This quarterly figure is then divided by three to estimate the monthly cost of revenues per active patient. Sales to Zai are deducted because they are sold at cost and in anticipation of future royalties from Zai, and Zai patient counts are not included in our active patient population. Product sales to Zai totaled $4.2 million and $8.0 for the three and nine months ended September 30, 2021 compared to $2.2 million and $3.8 million for the three and nine months ended September 30, 2020.
Gross margin was 77% for the three months ended September 30, 2021 compared to 79% for the three months ended September 30, 2020. Gross margin was 79% for the nine months ended September 30, 2021 and 78% for the nine months ended September 30, 2020. The moderately lower gross margin in the third quarter 2021 was driven by an increase in Zai Lab purchases in the quarter.
Operating Expenses.

	Three months ended September 30,			Nine months ended September 30,
	2021	2020	% Change	2021	2020	% Change
Research, development and clinical trials	$48,141	$32,818	47%	$144,372	$88,008	64%
Sales and marketing	32,580	29,364	11%	98,075	86,658	13%
General and administrative	31,231	27,061	15%	95,116	79,073	20%
Total operating expenses	$111,952	$89,243	25%	$337,563	$253,739	33%
Research, development and clinical trials expenses. Research, development and clinical trials expenses increased 47% to $48.1 million for the three-month period ended September 30, 2021 from $32.8 million for the same period in 2020, and increased 64% to $144.4 million for the nine-month period ended September 30, 2021 from $88.0 in the same period in 2020. For the three and nine month period, the change is primarily due to an increase in clinical trial and personnel expenses for our phase 3 pivotal and label expansion trials, an increase in development and personnel expenses to support our product development programs, increased investments in preclinical research, and the expansion of our medical affairs activities.
Sales and marketing expenses. Sales and marketing expenses increased 11% to $32.6 million for the three months ended September 30, 2021 from $29.4 million for the same period in 2020, and increased 13% to $98.1 million for the nine-month periods ended September 30, 2021 from $86.7 million for the same period in 2020. For the three and nine month period, the change was primarily due to an increase in personnel and professional services costs as we continue to enhance our commercial capabilities in anticipation of potential future approvals in new indications. Accordingly, we are investing heavily in our market access capabilities in order to evaluate opportunities, identify optimal access pathways, and successfully gain reimbursement in new geographies.
General and administrative expenses. General and administrative expenses increased 15% to $31.2 million for the three months ended September 30, 2021 from $27.1 million for the same period in 2020, and increased 20% to $95.1 million for the nine months ended September 30, 2021 from $79.1 million for the same period in 2020. For the three and nine month periods, the change was primarily due to an increase in personnel costs and professional services.

	Three months ended September 30,			Nine months ended September 30,
	2021	2020	% Change	2021	2020	% Change
Financial expenses (income), net	$1,981	$3,983	(50)%	$5,567	$9,032	(38)%
Financial expenses, net. Financial expenses decreased 50% to $2.0 million for the three months ended September 30, 2021 from $4.0 million for the same period in 2020, and decreased 38% to $5.6 for the nine months ended September 30, 2021 from $9.0 for the same period in 2020. For the three and nine month periods, the decrease was primarily due to the absence of interest payments as a result of the loan repayment in August 2020.

	Three months ended September 30,			Nine months ended September 30,
	2021	2020	% Change	2021	2020	% Change
Income taxes	$2,591	$1,755	48%	$5,391	$(5,614)	(196)%
Income taxes. Income taxes increased 48% to $2.6 million for the three months ended September 30, 2021 from $1.8 million for the same period in 2020, and increased 196% to $5.4 million for the nine months ended September 30, 2021 from a benefit of $5.6 million for the same period in 2020. For the three months ended September 30, 2021 the increase reflects a change in the mix of applicable statutory tax rates in certain jurisdictions. For the nine months ended September 30, 2021, the increase was primarily due to a net one-time tax benefit of $11.3 million, which was recorded in the first quarter of 2020 in response to the changes in the U.S. tax code related to the economic impacts of the COVID-19 pandemic. The variance also reflects a change in the mix of applicable statutory tax rates in our active jurisdictions.
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

	Three months ended September 30,			Nine months ended September 30,
	2021	2020	% Change	2021	2020	% Change
Net income (loss)	$(13,124)	$9,284	(241)%	$(31,893)	$14,891	(314)%
Add: Income tax	2,591	1,755	48%	5,391	(5,614)	(196)%
Add: Financial income (expenses), net	1,981	3,983	(50)%	5,567	9,032	(38)%
Add: Depreciation and amortization	2,734	2,188	25%	7,584	6,677	14%
EBITDA	$(5,818)	$17,210	(134)%	$(13,351)	$24,986	(153)%
Add: Share-based compensation	25,758	20,121	28%	72,502	55,448	31%
Adjusted EBITDA	$19,940	$37,331	(47)%	$59,151	$80,434	(26)%
Adjusted EBITDA decreased by 47% to $19.9 million for the three months ended September 30, 2021 from $37.3 million for the same period in 2020, and decreased by 26% to $59.2 for the nine months ended September 30, 2021 from $80.4 for the same period in 2020. The decrease was driven by increased investments in research and development activities intended to further our exploration of TTFields therapy, and in sales and marketing readiness initiatives in anticipation of future potential launches in new indications. Adjusted EBITDA as a percentage of net revenues was 15% in the third quarter, due to research and development investment reaching 36% of third quarter net revenues. We believe these focused investments are critical to our efforts to realize the long-term potential of the TTFields platform.
Liquidity and Capital Resources
We have incurred significant losses and cumulative negative cash flows from operations since our founding in 2000. As of September 30, 2021, we had an accumulated deficit of $659.5 million. To date, we have primarily financed our operations through the issuance and sale of equity and the proceeds from long-term loans.
At September 30, 2021, we had $933.8 million in cash, cash equivalents and short-term investments, an increase of $91.2 million compared to $842.6 million at December 31, 2020. The increase in our cash, cash equivalents and short-term investments was primarily due to the cash flow from operations and the exercise of options.
We believe our cash, cash equivalents and short-term investments as of September 30, 2021 are sufficient for our operations for at least the next 12 months based on our existing business plan and our ability to control the timing of significant expense commitments. We expect that our research, development and clinical trials expenses, sales and marketing expenses and general and administrative expenses will continue to increase over the next several years and may outpace our gross profit. As a result, we may need to raise additional capital to fund our operations.
The following summary of our cash flows for the periods indicated has been derived from our unaudited consolidated financial statements, which are included elsewhere in this Quarterly Report:

	Nine months ended September 30,
	2021	2020	Change	% Change
Net cash provided by operating activities	$68,352	$45,667	$22,685	50%
Net cash provided by (used in) investing activities	354,256	140,791	213,465	152%
Net cash provided by (used in) financing activities	22,050	(130,645)	152,695	(117)%
Effect of exchange rate changes on cash and cash equivalents	(139)	152	(291)	(191)%
Net increase (decrease) in cash, cash equivalents and restricted cash	$444,519	$55,965	$388,554	694%
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
Net cash provided by operating activities was $68.4 million for the nine months ended September 30, 2021, as compared to $45.7 million provided by operating activities for the nine months ended September 30, 2020. Gross profit increased by $44.6 million for the nine months ended September 30, 2021 versus the nine months ended September 30, 2020, partially funding incremental investments of $56.4 million in research and development and $27.5 million in sales, marketing, general and administrative expenses. The increase in positive cash flow from operations was primarily driven by higher cash earnings, lower interest payments, the receipt of income tax refunds, as well as the timing of receipts and payments in the ordinary course of business.
Investing activities. Our investing activities consist primarily of investments in and redemptions of our short-term investments as well as investments in property and equipment.
Net cash provided by investing activities was $354.3 million for the nine months ended September 30, 2021, compared to $140.8 million provided by investing activities for the nine months ended September 30, 2020. The net cash provided by investing activities for the nine months ended September 30, 2021 was primarily attributable to $364.2 million of net proceeds from maturity of short-term investments, partially offset by the purchase of $9.9 million of property and equipment. The net cash provided by investing activities for the nine months ended September 30, 2020 was primarily attributable to the to the net proceeds generated from the sale of investments for cash needed to prepay the 2018 credit facility.
Financing activities. To date, our primary financing activities have been the sale of equity and the proceeds from long-term loans. Net cash provided by financing activities was $22.1 million for the nine months ended September 30, 2021, as compared to $130.6 million used in financing activities for the nine months ended September 30, 2020. The net cash provided by financing activities for the nine months ended September 30, 2021 and September 30, 2020 included proceeds from the exercise of options and purchase of shares under the Company's stock option plan and employee share purchase plan ("ESPP"). The cash used in financing activities for the nine months ended September 30, 2020 was primarily related to the prepayment of the 2018 credit facility.
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
The commitments under the 2020 Credit Facility are guaranteed by certain of our subsidiaries and secured by a first lien on our and certain of our subsidiaries’ assets. Outstanding loans will bear interest at a sliding scale based on our secured leverage ratio from LIBOR plus 2.75% to LIBOR plus 3.25% per annum. Additionally, the 2020 Credit Facility contains a fee for the unused revolving credit commitments at a sliding scale based on our secured leverage ratio from 0.35% to 0.45%. The 2020 Credit Facility contains financial covenants requiring maintenance of a minimum fixed charge coverage ratio and specifying a maximum senior secured net leverage ratio, as well as customary events of default which include a change of control. As of September 30, 2021, we were in compliance with such covenants.
As of September 30, 2021, we had no outstanding balance borrowed under the 2020 Credit Facility.
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
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

NovoCure Limited

Date: October 28, 2021	/s/ Ashley Cordova
Ashley Cordova Chief Financial Officer (principal financial and accounting officer and duly authorized officer)