Form 10-K
period 2021-12-31
NovoCure Ltd
filed 2022-02-24
CIK 1645113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-K
______________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                             ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the outstanding common equity of the registrant held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $9,486,344,138.
The number of shares of the registrant’s ordinary shares outstanding as of February 21, 2022 was 104,419,377.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2022 annual meeting of shareholders are incorporated by reference into Items 10, 11, 12, 13, and 14 of Part III of this Form 10-K.  Such definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2021.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
In addition to historical facts or statements of current condition, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements contained in this report are based on our current plans, expectations, hopes, beliefs, intentions or strategies concerning future developments and their impact on us. Forward-looking statements contained in this report constitute our expectations or forecasts of future events as of the date this report was filed with the Securities and Exchange Commission and are not statements of historical fact. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Such statements may include words such as "anticipate," "will," "estimate," "expect," "project," "intend," "should," "plan," "believe," "hope," and other words and terms of similar meaning in connection with any discussion of, among other things, future operating or financial performance, strategic initiatives and business strategies, regulatory or competitive environments, our intellectual property and research and development related to our Tumor Treating Fields ("TTFields") devices marketed under various brand names, including "Optune," "Optune Lua," and software, tools and other items to support and optimize the delivery of TTFields (collectively, the "Products"). In particular, these forward-looking statements include, among others, statements about:

•our research and development, clinical study and commercialization activities and projected expenditures;
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
•our ability to manage the risks associated with business disruptions caused by natural disasters, extreme weather events, pandemics such as COVID-19 (coronavirus) or international conflict or other disruptions outside of our control;
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
•To date, we have generated only limited and intermittent operating profits, and we have a history of incurring substantial operating losses. As we expand, we may experience difficulties managing our growth.
•To obtain approvals for new products and indications and to continue to market our existing products, we are required to conduct preclinical and clinical studies and other testing. Our clinical studies could be delayed or otherwise adversely affected by many factors, including difficulties in enrolling patients and problems with third-party providers. Continued testing of our products may not yield successful results and could reveal currently unknown safety hazards associated with our products. We may choose to, or may be required to, suspend, repeat or terminate our clinical studies if they are not conducted in accordance with regulatory requirements, the results are negative or inconclusive or the studies are not well designed.
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
•We depend on single-source suppliers for some of our components, the loss of which could prevent or delay shipments of our products to customers or delay our clinical studies.
•Quality control problems with respect to materials supplied by third-party suppliers could prevent or delay shipments of our products to customers or delay our clinical studies.
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
•We pay taxes in multiple jurisdictions and adverse determinations by governmental authorities or changes in tax laws, rates or our status under which tax jurisdictions apply to us could increase our tax burden or subject our shareholders to additional taxes.
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
•Changes in U.S. patent law could impair our ability to protect our devices.
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
iii

ITEM 1.  BUSINESS
Overview
We are a global oncology company with a proprietary platform technology called Tumor Treating Fields ("TTFields"), which are electric fields tuned to specific frequencies that disrupt cancer cell division. Our key priorities are to drive commercial adoption of Optune and Optune Lua, our commercial TTFields devices, and to advance clinical and product development programs intended to extend overall survival in some of the most aggressive forms of cancer.
Optune is approved by the U.S. Food and Drug Administration ("FDA") under the Premarket Approval ("PMA") pathway for the treatment of adult patients with newly diagnosed glioblastoma ("GBM") together with temozolomide, a chemotherapy drug, and for adult patients with GBM following confirmed recurrence after chemotherapy as monotherapy treatment. We also have a CE certificate to market Optune for the treatment of GBM in the European Union ("EU"), as well as approval or local registration in the United Kingdom ("UK"), Japan and certain other countries. Optune Lua is approved by the FDA under the Humanitarian Device Exemption ("HDE") pathway to treatment malignant pleural mesothelioma ("MPM") together with standard chemotherapies. We have also received CE certification in the EU and approval or local registration to market Optune Lua in certain other countries. We market Optune and Optune Lua in multiple countries around the globe with the majority of our revenues coming from the use of Optune in the U.S., Germany and Japan. We are actively evaluating and executing upon opportunities to expand our international footprint.
We believe the physical mechanism of action behind TTFields therapy may be broadly applicable to solid tumor cancers. Currently, we are conducting phase 3 pivotal studies evaluating the use of TTFields in non-small cell lung cancer ("NSCLC"), ovarian cancer, brain metastases from non-small cell lung cancer ("brain metastases") and pancreatic cancer. In 2021, we completed patient enrollment in our phase 3 pivotal NSCLC and ovarian cancer studies with data anticipated in 2022 and 2023, respectively. Additionally, we have multiple ongoing phase 2 pilot studies evaluating the use of TTFields in gastric cancer, for which patient enrollment is complete, and stage 3 NSCLC, as well as testing the potential incremental survival benefit of TTFields delivered using high-intensity arrays versus standard arrays. We are designing several phase 2 pilot studies in partnership with oncology leaders to further explore the capabilities of TTFields. We are also currently conducting a global phase 4 post-marketing study testing the potential survival benefit of initiating Optune concurrent with radiation therapy versus following radiation therapy in patients with newly diagnosed GBM. In 2021, we presented data from our phase 2 pilot study studying the use of TTFields in liver cancer and are currently evaluating protocol design options for a large, randomized study in this indication. We anticipate expanding our clinical pipeline over time to study the safety and efficacy of TTFields for additional solid tumor indications and combinations with other cancer treatment modalities.
Our therapy is delivered through a medical device and we continue to advance our Products with the intention to extend survival and maintain quality of life for patients. We have several product development programs underway that are designed to optimize TTFields delivery to the target tumor and enhance patient ease of use. Our intellectual property portfolio contains hundreds of issued patents and numerous patent applications pending worldwide. We believe we possess global commercialization rights to our Products in oncology and are well-positioned to extend those rights into the future as we continue to find innovative ways to improve our Products.
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
Our therapy
When cancer develops, rapid and uncontrolled division of unhealthy cells occurs. Electrically charged proteins within the cell are critical for cell division, making the rapidly dividing cancer cells vulnerable to electrical interference. TTFields therapy is a treatment that uses electric fields tuned to specific frequencies to disrupt cancer cell division.
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
Our track record of fundamental scientific research extends across more than two decades and, in all of our preclinical research to date, the application of TTFields has demonstrated a consistent anti-mitotic effect. Recent preclinical work suggests that the well-established impairment created by the physical effect of TTFields to tumor cells results in a series of changes to cell processes that inhibit DNA damage repair, induce autophagy, reduce cell migration and invasion, and increase anti-tumor immunity. Research is ongoing to further refine and build upon our understanding of TTFields' several mechanisms of action. Beyond our internal research efforts, we provide independent researchers with preclinical laboratory bench systems, known as inovitro™ and inovivo™, and we grant funding to support basic and translational research on TTFields. We also support independent research through our Investigator-Sponsored Trials and Preclinical Material Transfer Agreement programs in order to enhance our understanding of the optimal use of TTFields.
TTFields is intended principally for use together with other standard-of-care cancer treatments. There is a growing body of evidence that supports TTFields' broad applicability with certain other cancer therapies, including radiation therapy, certain chemotherapies and certain immunotherapies. In our clinical research and commercial experience to date, TTFields has exhibited no systemic toxicity, with mild to moderate skin irritation being the most common side effect.
Our technology
TTFields therapy is delivered through a portable medical device. The complete devices, called Optune and Optune Lua (for GBM and MPM treatment, respectively), include a portable electric field generator, arrays, rechargeable batteries and accessories. Sterile, single-use arrays are placed directly on the skin in the region surrounding the tumor and connected to the electric field generator to deliver therapy. Arrays are changed when hair growth or the hydrogel reduces array adhesion to the skin. The therapy is designed to be delivered continuously throughout the day and night, and efficacy is strongly correlated to time on therapy. When the device is turned on, TTFields are continuously generated within the specific region of the body covered by the arrays. Healthy tissues located outside of this region remain unaffected by the therapy. The electric field generator can be run from a standard power outlet or carried with a battery in a specially designed bag that we provide to patients.
We plan to use the same field generator technology across all indications for which our Products are approved. We plan to specifically target individual solid tumor types by optimizing field generator parameters such as frequency and power output. Our arrays have been developed and are in use, either commercially or clinically, for application on the head, thorax and abdomen.
Through engineering efforts, we plan to continue to advance our Products to optimize TTFields therapy for patients. We have several product development programs underway designed to extend survival and enhance quality of life. Our product development programs are primarily focused on enhancements to the field generator, arrays and software applications. Our product development initiatives include, but are not limited to: next generation arrays that are more flexible and deliver higher intensities, next generation array layout planning software, development of a third generation device that optimizes the use of electric fields to treat tumors, and patient-centered software that enables scaled patient support as we prepare to treat larger patient populations across multiple indications. Our ultimate goal is to optimize the energy delivered to patients' tumors, potentially improving efficacy. Any enhancements will be subject to applicable regulatory reviews and approvals.
Our commercial business
Optune is currently marketed for the treatment of GBM, the most common form of primary brain cancer and an aggressive disease for which there are few effective treatment options. Optune Lua is currently marketed for the treatment of MPM, a rare cancer that has been strongly linked to asbestos exposure. We market Optune and Optune Lua in multiple countries around the globe with the majority of our revenues coming from the use of Optune in the U.S., Germany and Japan.
Treatment of newly diagnosed GBM
In 2015, we received FDA approval to market Optune for the treatment of adult patients with newly diagnosed supratentorial GBM in combination with temozolomide. The FDA approved Optune for newly diagnosed GBM based on the EF-14 study ("EF-14"), which was a randomized, phase 3 pivotal clinical study which compared, post radiation, Optune plus temozolomide versus temozolomide alone for the treatment of newly diagnosed GBM. The primary endpoint of the study was progression-free survival and a powered secondary endpoint was overall survival.
In EF-14, Optune plus temozolomide demonstrated unprecedented five-year survival results. Median overall survival was extended by nearly five months (median overall survival of 20.9 months versus 16.0 months for temozolomide alone). Median progression-free survival was extended by 2.7 months to 6.7 months for Optune plus temozolomide from 4.0 months for temozolomide alone. The final EF-14 data were published in the Journal of the American Medical Association in 2017.
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
Treatment of recurrent GBM
We initially received FDA approval for Optune in 2011 for use as a monotherapy treatment for adult patients with GBM, following confirmed recurrence after chemotherapy. The FDA approved Optune based on the EF-11 study ("EF-11"), a randomized, phase 3 pivotal clinical study.
EF-11 was a multi-center, active controlled clinical study of 237 adults with recurrent GBM. Participants received either Optune as a monotherapy (n=120) or the physician’s choice of chemotherapy (n=117). Chemotherapies chosen for the active control arm included mainly bevacizumab, nitrosoureas and temozolomide. The primary endpoint was superiority in overall survival. Overall survival for patients treated with Optune alone and active chemotherapy was 6.6 months and 6.0 months, respectively (p=0.27: HR = 0.86). The study demonstrated that Optune provided clinically comparable survival with an overall better quality of life.
More objective radiological responses were observed in the Optune group than in the active control chemotherapy group (14 patients versus 7 patients). Three patients in the Optune alone arm had a complete response versus no patients in the active chemotherapy arm.
In 2020, the EF-19 post-approval registry, which was a post-approval study required as a condition of FDA approval, confirmed the effectiveness and safety of Optune as monotherapy and further strengthened Optune's clinical profile in recurrent GBM. The EF-19 study studied Optune as a monotherapy for the treatment of recurrent GBM in 192 patients compared to the 117 recurrent GBM patients who received best standard of care chemotherapy in Novocure’s EF-11 registration study. Optune as monotherapy reduced the risk of death with fewer adverse events compared to best standard of care chemotherapy. For patients who received at least one course of therapy, Optune prolonged survival by a median 1.7 months. No new safety signals were noted.
Treatment of MPM
In 2019, we received FDA approval via the HDE pathway to market Optune Lua (then known as NovoTTF-100L) for the treatment of adult patients with unresectable, locally advanced or metastatic MPM concurrent with pemetrexed and platinum-based chemotherapy. The FDA approved Optune Lua for MPM based on the STELLAR study ("STELLAR"). STELLAR was a single-arm, open-label, multi-center study designed to test the safety and efficacy of Optune in combination with pemetrexed combined with cisplatin or carboplatin in patients with unresectable, previously untreated MPM. The study was powered to prospectively determine the overall survival in patients treated with Optune Lua plus chemotherapy. Secondary endpoints included overall response rate (per mRECIST criteria), progression-free survival and safety.
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
Our commercial markets
We have built a commercial organization and market Optune and Optune Lua for the treatment of GBM and MPM in multiple countries in North America, Europe and Asia.
In 2022, we estimate that approximately:
•15,000 people will be diagnosed with GBM or tumors that typically progress to GBM in the U.S. Of this population, we estimate that approximately 8,200 patients who are candidates for treatment with Optune based upon the rate of disease progression and medical eligibility will actively seek treatment.
•4,600 people will be diagnosed with GBM or tumors that typically progress to GBM in Germany. Of this population, we estimate that approximately 2,500 patients who are candidates for treatment with Optune based upon the rate of disease progression and medical eligibility will actively seek treatment.
•2,200 people will be diagnosed with GBM or tumors that typically progress to GBM in Japan. Of this population, we estimate that approximately 1,200 patients who are candidates for treatment with Optune based upon the rate of disease progression and medical eligibility will actively seek treatment.
In 2022, we estimate that approximately 3,000 people are diagnosed with malignant mesothelioma in the U.S. each year. Of this population, we estimate that approximately 1,600 patients are candidates for treatment with Optune Lua based upon the rate of disease progression and medical eligibility.
We believe there are many more patients who could benefit from treatment with TTFields than are currently on therapy. We continue to focus on increasing penetration for GBM and MPM. In the future, we anticipate strategically expanding into additional geographic markets and additional indications, pending regulatory approval.
Commercial execution
As of December 31, 2021, we had 87 sales force colleagues globally. Healthcare providers must undergo a certification training in order to prescribe our Products.
With respect to the treatment of GBM, our sales and marketing efforts are principally focused on driving adoption with both neuro-oncologists and radiation oncologists. In certain countries, neurosurgeons and medical oncologists also drive adoption. We continue to focus on driving key academic center engagements.
With respect to the treatment of MPM, our sales and marketing efforts are principally focused on certification training, supporting the required Institutional Review Board approval process in certain geographies, and driving awareness among radiation oncologists and thoracic oncologists. We believe the benefit of our education efforts will extend beyond MPM to future indications treated by the same prescribers and that radiation oncologists will continue to play an increasingly important role in driving adoption of our Products in both current and future indications.
We currently operate as a direct-to-patient distributor of our Products, except for Japan. In Japan, we distribute Optune through hospitals and provide patient support services under a contractual arrangement with the hospital. Once an eligible patient is identified by a certified prescriber, the healthcare provider’s office submits a prescription order form and supporting documentation to us. We employ a team of Device Support Specialists who provide technical training to the patient and any caregivers. Once treatment is initiated, we provide 24/7 technical support for patients and caregivers as well as assistance with insurance reimbursement. We also provide the healthcare provider and the patient with a usage report for monitoring patient time on therapy. We believe we have the experience and expertise to scale our sales and marketing efforts.

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
Currently, the monthly list price for our therapy in the U.S. is $21,000 and we have set list prices outside of the United States that are approximately equivalent to this price, subject to currency fluctuations. We typically negotiate discounts from our list price with healthcare payers, and in certain cases we accept government-mandated discounts from our list prices in order to secure reimbursement for our Products.
We continue to work with payers to expand access to Optune for patients with GBM. As of December 31, 2021, we have received national reimbursement for Optune in Austria, Germany, Israel, Japan, Sweden and Switzerland.
In the U.S., a substantial majority of Americans with private health insurance had coverage of Optune for newly diagnosed GBM and/or recurrent GBM as of December 31, 2021. As of September 2019, Americans who are beneficiaries of the Medicare fee-for-service program also have coverage of Optune for newly diagnosed GBM. We believe we have completed our administrative ramp-up towards processing Medicare claims and are efficiently pursuing appeals. We are actively appealing Medicare fee-for-service coverage denials up to and including the Administrative Law Judge ("ALJ") process with Centers for Medicare and Medicaid Services ("CMS").
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
Our development pipeline
Based on the results of our preclinical research, we have developed a pipeline strategy to advance TTFields through phase 2 pilot, phase 3 pivotal studies and phase 4 post-marketing studies across multiple solid tumor types. We anticipate expanding our clinical pipeline over time to include additional solid tumor cancer indications.

Current Development Pipeline

The solid tumor cancers subject to our phase 2 pilot, phase 3 pivotal, and phase 4 post-marketing studies, as well as the studies themselves, are described in greater detail below.
Glioblastoma
We continue to conduct research in our approved indications to further advance the scientific evidence supporting the use of TTFields in GBM and to gather additional information about our therapy's optimal use.
2-THE-TOP phase 2 pilot study
In November 2021, Dr. David Tran, Chief of the Division of Neuro-Oncology at the McKnight Brain Institute at the University of Florida, presented updated data from the phase 2 pilot 2-THE-TOP study testing the safety and efficacy of TTFields together with pembrolizumab and temozolomide for the treatment of adult patients with newly diagnosed GBM. As of May 24, 2021 25 patients with a median age of 61 years were enrolled in the study, with a median follow-up of 14.7 months. 32% had biopsy only and 16% had partial resection. 72% had unmethylated MGMT and 12% had an IDH mutation. 48% were progression-free, and 60% were still alive. Of the 19 patients with follow-up greater than 9 months, the median progression-free survival was at least 11.2 months compared to 6.7 months from the historical control study, EF-14, in which patients received TTFields and adjuvant temozolomide. 24% patients with measurable tumors achieved partial or complete response. 193,760 peripheral blood mononuclear cells were sequenced in 12 patients before pembrolizumab and detected robust post-TTFields T cell activation in 11 of 12 patients via the T1IFN trajectory with a strong correlation with the TCRαβ clonal expansion Simpson index (Spearman coefficient r=-0.8, P=0.014). The study defined a T cell-based gene signature of TTFields effects on TCRαβ clonal expansion. The most common adverse events were thrombosis (16%), seizure (12%), and metabolic disturbances (8%). 2-THE-TOP concluded that the triple combination of TTFields, temozolomide, and pembrolizumab is well tolerated and shows early evidence of efficacy in newly diagnosed GBM patients. Patients will continue follow-up with survival and molecular data to be updated.
EF-33 phase 2 pilot study
In 2020, we enrolled the first patient in our EF-33 study, an open-label, single-arm phase 2 pilot clinical study to study if Optune delivered at 200 kHz to the brain using high-intensity arrays in the treatment of recurrent GBM significantly improves the clinical outcomes of patients compared to using standard transducer arrays. The primary endpoint is progression-free survival. Secondary endpoints include overall survival, progression-free survival rate at six months, overall survival rate at one year and two years, overall radiological response, and severity and frequency of adverse events. All comparisons will be made against historical control data from the EF-11 study. EF-33 is expected to enroll 25 patients and we anticipate data will be available in 2022.
TRIDENT phase 4 post-marketing study
In 2020, we enrolled the first patient in our TRIDENT study ("TRIDENT"), a phase 4 post-marketing study testing the potential survival benefit of initiating Optune concurrent with radiation therapy in patients with newly diagnosed GBM. The primary endpoint is overall survival. Secondary endpoints include progression-free survival, survival rates at one and two years, overall radiological response, severity and frequency of adverse effects, pathological changes in resected GBM tumors post treatment, quality of life, and correlation of overall survival to TTFields dose. TRIDENT is designed to accrue 950 patients with 24 months minimum follow-up after the last patient enrolled.
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
EF-15 phase 2 pilot study
In 2013, we published the results of our phase 2 pilot study, the EF-15 study ("EF-15"), evaluating the safety and efficacy of TTFields in the treatment of advanced NSCLC. EF-15 focused on the effects of treatment with TTFields in combination with standard of care pemetrexed chemotherapy. Results of the pemetrexed phase 3 pivotal FDA registration study were used as a historical control in this study.
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
LUNAR phase 3 pivotal study
In 2017, we enrolled the first patient in our LUNAR study ("LUNAR"), a phase 3 pivotal study testing the effectiveness of TTFields in combination with immune checkpoint inhibitors or docetaxel versus immune checkpoint inhibitors or docetaxel alone for patients with stage 4 NSCLC who progressed during or after platinum-based therapy. It is estimated that approximately 46,000 patients receive second-line treatment for stage 4 NSCLC each year in the U.S. The primary endpoint is superior overall survival of patients treated with TTFields plus immune checkpoint inhibitors or docetaxel versus immune checkpoint inhibitors or docetaxel alone. We believe our protocol incorporates the evolving standard of care for second-line treatment of NSCLC. TTFields is intended principally for use in combination with other standard-of-care treatments, and LUNAR was designed to generate data that contemplates multiple outcomes, all of which we believe will be clinically meaningful.
In April 2021, we announced that an independent Data Monitoring Committee ("DMC") informed us that the pre-specified interim analysis for the LUNAR study was accelerated given the length of accrual and the number of events observed, to date. The interim analysis included data from 210 patients accrued through February 2021. After review of the interim analysis, the DMC concluded that the LUNAR study should continue with no evidence of increased systemic toxicity. The DMC went on to comment that the continued accrual to 534 patients as proposed in the original protocol, given the current rate of accrual and the interim data presented, is likely unnecessary and possibly unethical for patients randomized to control. For this reason, the DMC recommended an adjustment of accrual to approximately 276 patients with a 12-month follow-up following the enrollment of the last patient. The DMC believed this amended protocol would provide adequate data regarding toxicity and efficacy, providing sufficient overall power, as well as potentially providing important information regarding efficacy within treatment subgroups. In May 2021, the FDA approved our investigational device exemption supplement incorporating the recommended protocol changes and we enrolled our last LUNAR patient in November 2021. We anticipate data in 2022.
KEYNOTE B36 phase 2 pilot study
In July 2020, we entered into a clinical study collaboration with MSD, a trade name of Merck & Co., Inc. through a subsidiary, to study TTFields together with MSD’s anti-PD-1 therapy pembrolizumab for treatment of first-line NSCLC, expanding our research in the lung cancer space. In April 2021, the FDA approved our IDE application to initiate the KEYNOTE B36 phase 2 pilot study to study TTFields with pembrolizumab in first-line NSCLC. As of December 31, 2021 there were nine KEYNOTE B36 clinical study sites actively evaluating patients for enrollment.
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
Brain metastases are commonly treated with a combination of surgery and radiation. Chemotherapy is often given for the primary tumor, but many chemotherapy agents do not cross the blood brain barrier and are thus ineffective in the treatment of brain metastases. When brain metastases appear, they are either surgically removed or treated with radiation using stereotactic radiosurgery ("SRS") when possible. Whole brain radiation therapy, although effective in delaying progression or recurrence of brain metastases when given either before or after SRS, is associated with neurotoxicity and a significant decline in cognitive functioning. Thus, whole brain radiation therapy is often delayed until later in the disease course and is often used as a last resort. This practice results in a window of unmet need after localized surgery and SRS are used and before whole brain radiation therapy is administered to delay or prevent the additional spread of brain metastases.
METIS phase 3 pivotal study
In 2016, we enrolled the first patient in our METIS study ("METIS"), a phase 3 pivotal study testing the effectiveness of SRS plus TTFields compared to SRS alone in patients with brain metastases resulting from NSCLC. It is estimated that between 20 to 40% of patients with NSCLC develop brain metastases, with an estimated 38,000 to 77,000 patients diagnosed each year in the U.S. with brain metastases resulting from NSCLC. The primary endpoint of METIS is time to first intracranial progression. Secondary endpoints include, among others, time to neurocognitive failure, overall survival and radiological response rate following study treatments. The study is designed to accrue 270 patients with data analyzed 12 months after the last patient in. We anticipate data will be available in 2023.
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

In September 2021, we announced that the FDA granted breakthrough designation to the NovoTTF-200T System, a TTFields device intended for use together with atezolizumab and bevacizumab for the first-line treatment of patients with unresectable or metastatic liver cancer. The designation offers us an opportunity to interact with FDA experts throughout the premarket review phase and allows for prioritized review of regulatory submissions.
HEPANOVA phase 2 pilot study
In 2018, we opened our HEPANOVA study, a single-arm, phase 2 pilot clinical study in liver cancer testing the safety and efficacy of TTFields in combination with sorafenib for the treatment of advanced hepatocellular cancer that are not eligible for standard local therapies or surgery. The primary endpoint is overall response rate, and secondary endpoints include progression-free and overall survival at one year.
In July 2021, we announced the final results of the HEPANOVA study. Historical control data showed a 4.5% objective response rate and a 43% disease control rate for patients treated with sorafenib alone. In 21 evaluable patients, HEPANOVA showed a 9.5% objective response rate and 76% disease control rate, as well as 5.8 months of progression free survival. These results are even more encouraging when considering the poor prognosis of the study population. 52% of the patients in HEPANOVA were categorized as Child-Pugh Class B, compared to 5% in the historical control, indicating significant liver functional compromise. Additionally, research conducted to date has shown that TTFields anti-mitotic effect requires extended exposure to the therapy for maximum impact. This was a challenge given median patient treatment duration of only 10 weeks during the study. Of the patients who received at least 12 weeks of therapy, the disease control rate reached 91% with an objective response rate of 18%. These data demonstrate that TTFields have the potential to extend survival in advanced liver cancer. Our team, along with study investigators, are actively designing a phase 3 pivotal study that contemplates TTFields therapy together with the current standard of care, including immunotherapy.
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
EF-31 phase 2 pilot study
In 2020, we opened our EF-31 study, a single-arm, phase 2 pilot clinical study in gastric cancer in partnership with Zai testing the safety and efficacy of TTFields together with XELOX chemotherapy as first-line treatment for patients with unresectable gastric adenocarcinoma or gastroesophageal junction adenocarcinoma. The primary endpoint is investigator-assessed objective response rate, and secondary endpoints include progression-free and overall survival. The protocol is designed to include 25 evaluable patients who receive at least one tumor assessment. In October 2021, we announced the final patient was enrolled in the study and data is anticipated in 2022.
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

INNOVATE phase 2 pilot study
In 2018, we published the results of our phase 2 pilot study in recurrent ovarian cancer, the INNOVATE study ("INNOVATE"), examining TTFields in combination with standard of care chemotherapy. INNOVATE was a multi-center, non-randomized, open-label study designed to test the feasibility, safety and preliminary efficacy of TTFields in combination with weekly paclitaxel. The paclitaxel control arm from the bevacizumab phase 3 pivotal FDA registration study was used as a historical control in this study.
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
INNOVATE-3 phase 3 pivotal study
In 2019, we enrolled the first patient in our INNOVATE-3 study ("INNOVATE-3"), a phase 3 pivotal study testing the effectiveness of TTFields with paclitaxel in patients with platinum-resistant ovarian cancer. It is estimated that approximately 16,000 patients are diagnosed with platinum-resistant ovarian cancer each year in the U.S. The primary endpoint of INNOVATE-3 is overall survival. Secondary endpoints include progression-free survival, objective response rate, severity and frequency of adverse events, time to undisputable deterioration in health-related quality of life or death, and quality of life. The study is designed to accrue 540 patients with data analyzed 18 months after the last patient in. In October 2021, we announced that the final patient was enrolled in the pivotal INNOVATE-3 study. A DMC will conduct the pre-specified interim analysis pursuant to the study protocol in 2022 and data is anticipated in 2023.The European Network for Gynaecological Oncological Trial groups ("ENGOT") and The GOG Foundation, Inc. ("GOG"), third-party clinical study networks, are collaborating with us on the study.
Pancreatic cancer
Pancreatic cancer is one of the most lethal cancers and is the third most frequent cause of death from cancer in the U.S. While overall cancer incidence and death rates are remaining stable or declining, the incidence and death rates for pancreatic cancer are increasing. It is estimated that approximately 53,000 patients are diagnosed with pancreatic cancer each year in the U.S. Pancreatic cancer has a five-year relative survival rate of just 10 percent.
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
PANOVA phase 2 pilot study
In 2018, we published the results of our phase 2 pilot study in advanced pancreatic adenocarcinoma, the PANOVA study ("PANOVA"), examining TTFields in combination with standard of care chemotherapy.
PANOVA was a multicenter, non-randomized, open-label study. The study included 40 patients with locally advanced or metastatic pancreatic cancer whose tumors could not be removed surgically and who had not received chemotherapy or radiation therapy prior to the clinical study. Patients were enrolled between 2014 and 2016 in two cohorts: The first cohort of 20 patients received TTFields with standard doses of gemcitabine alone. The second cohort of 20 patients received TTFields with standard doses of nab-paclitaxel plus gemcitabine.
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
PANOVA-3 phase 3 pivotal study
In 2018, we enrolled the first patient in our PANOVA-3 study ("PANOVA-3"), a phase 3 pivotal study testing the effectiveness of TTFields with nab-paclitaxel and gemcitabine versus nab-paclitaxel and gemcitabine alone as a front-line treatment for unresectable locally advanced pancreatic cancer. It is estimated that approximately 43,000 patients are diagnosed with unresectable pancreatic cancer each year in the U.S. The primary endpoint of PANOVA-3 is overall survival. Secondary endpoints include progression-free survival, local progression-free survival, objective response rate, one-year survival rate, quality of life, pain-free survival, resectability rate and toxicity.
The study is designed to accrue 556 patients with data analyzed 18 months after the last patient in. A DMC will conduct a pre-specified interim analysis pursuant to the study protocol and final data is anticipated in 2024.
Zai License and Collaboration Agreement
In 2018, we announced a strategic collaboration with Zai. The collaboration agreement grants Zai a license to commercialize our Products in Greater China and establishes a development partnership intended to accelerate the development of TTFields in multiple solid tumor cancer indications. Zai has launched Optune for the treatment of newly diagnosed GBM in Hong Kong and mainland China and is seeking marketing authorization for GBM in Taiwan. Zai has also launched Optune Lua for the treatment of MPM in Hong Kong and has filed a Marketing Authorization Application for MPM in mainland China. For additional information, see Note 12 to the Consolidated Financial Statements.
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
Intellectual property
We believe we possess global commercialization rights to our Products in oncology and are well-positioned to extend those rights into the future as we continue to find innovative ways to improve our Products. Our robust global patent and intellectual property portfolio consists of hundreds of issued patents in multiple jurisdictions covering various aspects of our devices and related technology. In the U.S., our patents have expected expiration dates between 2023 and 2038. We have also filed several hundred additional patent applications worldwide, that, if issued, may protect aspects of our platform beyond the current last-to-expire patent in the relevant market. These pending applications cover innovations relating to our arrays, field generators and software platform, in addition to other topics related to TTFields. Our reliance on intellectual property involves certain risks, as described under the heading "Risk factors—Risks relating to intellectual property."
In addition to our patent portfolio, we further protect our intellectual property by maintaining the confidentiality of our trade secrets, know-how and other confidential information. Given the length of time and expense associated with bringing device candidates through development and regulatory approval to the market place, the healthcare industry has traditionally placed considerable importance on obtaining patent protection and maintaining trade secrets, know-how and other confidential information for significant new technologies, products and processes.
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
Our intellectual property portfolio is continuously expanding as we find new and unique ways to improve TTFields therapy. We believe these intellectual property rights would provide an obstacle to the introduction of state of the art TTFields devices by a competitor. However, competitors may be able to offer less sophisticated TTFields devices that utilize technology described in expired patents and/or choose to market their system(s) in countries where we have limited or no enforceable intellectual property rights. Competitors could also pursue alternative technologies for the application of TTFields into a patient that we did not foresee or protect. We are aware of a few third parties in the United States and China developing devices and filing for intellectual property protection related to TTFields.
Beginning in 2021, several of our early patents covering technology included in our Products began expiring in the U.S. and elsewhere. Even after the expiration of our patents, we believe that potential market entrants applying low-intensity, alternating electric fields to solid tumors will have to undertake their own clinical studies and regulatory submissions to prove equivalence to our Products, a necessary step in receiving regulatory approvals for a competing product, all while avoiding infringing our unexpired patents.
Presently, the traditional biotechnology, pharmaceutical and medical technology industries expend significant resources in developing novel and proprietary therapies for the treatment of solid tumors, including GBM, MPM and other indications that we are currently investigating. As we work to increase market acceptance of our Products, we compete with companies commercializing or investigating other anti-cancer therapies, some of which are in clinical studies for GBM or MPM that currently specifically exclude patients who have been or are being treated with our Products. The introduction of competing therapies could materially impact our business and financial results.

Government regulation
In the U.S., our Products and our operations are subject to extensive regulation by the FDA under the Federal Food, Drug, and Cosmetic Act ("FDCA"). In the EU member states where we market our Products and operate, we are currently subject to, inter alia, the Medical Device Directive ("MDD") as implemented into national legislation by the EU member states. On May 26, 2021, the MDD was replaced and repealed by the Medical Device Regulation ("MDR"), which applies directly in all EU member states. In Switzerland, our Products and operations are subject to, inter alia, the Medical Devices Ordinance, which implements the MDD into Swiss law (See "Foreign approvals and CE mark" below). In Japan, our Products and operations are subject to regulation by the Pharmaceuticals and Medical Device Agency ("PMDA") under the Pharmaceuticals and Medical Devices Act ("PMD Act"). In addition, our Products must meet the requirements of a large and growing body of national, regional and international standards that govern the preclinical and clinical testing, manufacturing, labeling, certification, storage, recordkeeping, advertising, promotion, export and marketing and distribution, among other things, of our Products for current and future indications.
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
Premarket approval (PMA) and Humanitarian Device Exemption (HDE) pathways
Optune and Optune Lua are classified as Class III devices as they are deemed to be life-sustaining devices. Accordingly, we were required to receive PMA for Optune, which the FDA granted in April 2011 and October 2015 for the treatment of recurrent and newly diagnosed supratentorial GBM, respectively, in adult patients. We expect that we will be required to receive PMA for the use of our Products for future indications.
A PMA must be supported by extensive data, including from technical tests, preclinical studies and clinical studies, manufacturing information and intended labeling to demonstrate, to the FDA’s satisfaction, the safety and effectiveness of a medical device for its intended use. During the PMA review period, the FDA will typically request additional information or clarification of the information already provided. Also, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. The FDA may or may not accept the panel’s recommendation. In addition, the FDA will generally conduct a pre-approval inspection of the manufacturing facility or facilities to ensure compliance with the QSR. Prior to approval of the Optune PMA for the treatment of recurrent GBM, we and our critical component suppliers were each inspected by the FDA.
New PMAs or PMA supplements are required for modifications that affect the safety or effectiveness of our devices, including, for example, certain types of modifications to a device’s indication for use, manufacturing process, labeling and design. PMA supplements often require submission of the same type of information as a PMA, except that the supplement is limited to information needed to support any changes from the device covered by the original PMA and may not require any or as extensive clinical data as the original PMA required, or the convening of an advisory panel. The FDA requires a company to make the determination as to whether a new PMA or PMA supplement application is to be filed. If a company determines that neither a new PMA nor a PMA supplement application is required for modifications, it must nevertheless notify the FDA of these modifications in its PMA Annual Report. The FDA may review a company’s decisions when reviewing the PMA Annual Report and require the filing of an application.
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
For class III devices intended to treat disease affecting 8,000 individuals or less per year in the U.S., called Humanitarian Use Devices ("HUD"), the FDA has a separate marketing authorization pathway called the HDE. Approval basis for an HDE is a "reasonable assurance of safety" and that the probable benefit to health outweighs risk of injury from its use, which means a traditional phase 3 pivotal study usually is not required to support approval.
In 2019, the FDA approved Optune Lua (then known as "NovoTTF-100L") for the treatment of MPM under the HDE pathway. Devices approved through an HDE application are subject to certain requirements, including specific labeling restrictions and the requirement that a facility’s institutional review board ("IRB") or Local Committee approve the use of the device before it can be distributed in that facility. In addition, there is a general prohibition on profiting from sales of devices approved under the HDE standard. As part of the approval process, we applied for an exemption from this limitation, which the FDA granted. Otherwise, HDE approved devices are generally required to follow the same requirements as PMA approved devices, including the supplement process.
Clinical studies
Clinical studies are generally required to support approval of a PMA or HDE. Such studies generally require an Investigational Device Exemption ("IDE") approval from the FDA for a specified number of patients and study sites, unless the product is deemed a non-significant risk device eligible for more abbreviated IDE requirements. Clinical studies are subject to extensive monitoring, recordkeeping and reporting requirements. Clinical studies must be conducted under the oversight of an IRB for the relevant clinical study sites and must comply with FDA regulations, including those relating to current Good Clinical Practices ("cGCPs"). To conduct a clinical study, we also are required to obtain the patients’ informed consent in form and substance that complies with both FDA requirements and state and federal privacy and human subject protection regulations. We, the FDA or the respective IRB could suspend a clinical study at any time for various reasons, including a belief that the risks to study subjects outweigh the anticipated benefits. Even if a study is completed, the results of clinical testing may not adequately demonstrate the safety and efficacy of the device or may otherwise not be sufficient to obtain FDA approval to market the product in the U.S.
Post-approval studies are also typically required as a condition of PMA to reinforce the reasonable assurance of safety and effectiveness. Such studies are conducted in the post-market setting with the approved device, often to address the long-term use of the device or other discrete questions that may have been raised based on the clinical data from the IDE clinical study. The FDA required a post-approval registry study as a condition of approval for Optune for recurrent GBM,which we completed.
Foreign approvals and CE mark
Market access, sales and marketing of medical devices outside of the U.S. are subject to foreign regulatory requirements that vary widely from country to country. In the European Economic Area (“EEA”), for Novocure’s devices these include the requirement to obtain a CE Certificate and to affix a CE mark to our Products. In the EEA, whether or not we have obtained FDA approval, our devices must be subject to conformity assessment procedure involving an EEA notified body, a private organization accredited by an EEA member state to conduct conformity assessment procedures under the MDD/MDR. Apart from low risk medical devices (Class I with no measuring function and which are not sterile), a conformity assessment procedure requires the intervention of a notified body. The notified body typically audits and examines the device’s technical documentation, including the clinical evaluation, and the quality system for the manufacture, design and final inspection of our devices before issuing a CE Certificate demonstrating compliance with the relevant requirements or the quality system requirements laid down in the relevant Annexes to the MDD/MDR. Following the issuance of this CE Certificate, we can draw up a declaration of conformity and affix the CE mark to the devices covered by this CE Certificate. The time required to CE mark our devices or to obtain approval from other non-U.S. authorities may be longer or shorter than that required for FDA approval. Moreover, the MDR, which became applicable on May 26, 2021, imposed new, stricter requirements that we must comply with in order to renew the CE Certificates for our Products when these expire, or May 25, 2025, whichever comes first. In addition, as of May 25, 2021, in the absence of a new MRA, Switzerland is now considered a non-EU “third country” with respect to medical devices, meaning that movement of our Products bearing a CE mark from the EEA to Switzerland is subject to additional requirements.
In the EEA, before carrying out a clinical investigation with a non-CE marked device to assess its safety or performance when in accordance with its intended use, the study sponsor must receive a positive opinion from the local ethics committee and approval from the national competent authority in the relevant EEA member states in which the clinical investigation will be conducted. When a CE marked medical device is used in a clinical study in accordance with its intended use, the approval of the national competent authorities is not required for the use of such medical device in the study. In Japan, we must obtain approvals from the Ministry of Health, Labour, and Welfare ("MHLW") to market our devices. Each regulatory approval process outside of the U.S. includes all the risks associated with FDA regulation, as well as country-specific regulations.
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

•approval of product modifications that affect the safety or effectiveness of one of our devices that has been approved or is the subject of a CE Certificate;
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
Our devices could be subject to voluntary recall if we, the FDA or another applicable regulatory authority determine, for any reason, that our devices pose a risk of injury or are otherwise defective. Moreover, the FDA and other applicable regulatory authorities can order a mandatory recall if there is a reasonable probability that our device would cause serious adverse health consequences or death.
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
•recall, detention or seizure of our devices;
•operating restrictions or partial suspension or total shutdown of production;
•refusing or delaying our requests for approval of device candidates or a modified version of Optune;
•withdrawal of PMA/HDE approvals or suspension, variation or withdrawal of CE Certificates that have already been granted;
•refusal to grant export approval for our devices; or
•civil and/or criminal prosecution by the U.S. Department of Justice or other enforcement authorities outside of the U.S.
To date, our facility and those of our critical suppliers have been inspected by the FDA in order to obtain FDA approval of our Products. No inspectional observations were identified and no FDA Form 483s were issued following these inspections.

DME accreditation and licensing and other requirements
In the U.S., we are subject to accreditation and licensing requirements as a DME supplier in most states and must meet the supplier standards of Medicare, Medicaid and other federal healthcare programs. Certain states require that DME providers maintain an in-state location. Although we believe we are in compliance with all applicable federal and state regulations regarding accreditation and licensure requirements and similar requirements in other jurisdictions, if we are found to be noncompliant, we could lose our accreditation or licensure in such states or our supplier rights under such federal healthcare programs, which could prohibit us from selling our current or future devices to patients in such state or to that federal healthcare program.
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
Human Capital Resources
As of December 31, 2021, we had 1,167 employees, compared to 1,023 employees as of December 31, 2020. We believe relations with our employees are good.
To achieve commercial success for our Products, we believe we must continue to develop and grow our sales and marketing, patient support and research and development teams, along with the necessary staff to support it. This need accounts for the significant increase in the number of employees in 2021. Developing and managing a growing organization is a difficult, expensive and time consuming process. To be successful we must:

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

The ongoing COVID-19 pandemic also creates challenges to our ability to recruit and retain effective and experienced employees. In 2021, we instituted a COVID-19 vaccine mandate for all employees (subject to certain exceptions). Some employees chose to leave our company in response to this mandate and while the pandemic continues, this mandate may limit our ability to recruit new employees.
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
To date we have received FDA regulatory approval under the PMA pathway and certain approvals in other jurisdictions for the use of Optune for the treatment of adult patients with newly diagnosed GBM in combination with temozolomide (a form of chemotherapy) and for the treatment of adult patients with recurrent GBM as monotherapy. Optune has a CE mark affixed for the treatment of GBM in the EU and Switzerland. We have also received FDA approval under the HDE pathway to market Optune Lua for unresectable, locally advanced or metastatic, MPM in combination with standard chemotherapies. Optune Lua is also CE Certified for the same indication in the EU and Switzerland. However, such approvals and maintaining the CE Certificates of Conformity, and related CE marking, of our Products, as applicable, do not guarantee future revenues for these indications. Further, until we receive FDA and analogous approval in other jurisdictions for the use of our Products for other indications, almost all of our revenues will derive from sales and royalties from sales of Optune for the treatment of newly diagnosed and recurrent GBM and Optune Lua for MPM. The commercial success of our Products and our ability to generate and maintain revenues from the sale of our Products will depend on a number of factors, including:
•our ability to develop and obtain additional regulatory approvals and further commercialize our Products for additional indications;
•our ability to expand into new markets and future indications;
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

In addition, the promotion of our Products is limited to approved indications, which vary by geography.The labelling for Optune in the U.S. is limited in certain respects (for example, it is approved specifically for glioblastomas of the supratentorial region of the brain, is indicated for use in the treatment of newly diagnosed GBM only when used together with temozolomide, and limited to use by adults ages 22 and older), which may limit the number of patients to whom it is prescribed. Similarly, the label for Optune Lua also contains certain limitations that may adversely affect adoption, including the requirement in the United States (applicable to all HDE-approved devices) to display on all marketing materials that the efficacy of the Product has not been established, as well as a a limitation for use by adults ages 22 and older, and the absence of phase 3 pivotal clinical data.
Our ability to generate future revenues will also depend on achieving regulatory approval of, and eventual commercialization of, our Products for additional indications and in additional geographies, which is not guaranteed. Our near-term prospects are substantially dependent on our ability to obtain regulatory approvals on the timetable we have anticipated, and thereafter to further successfully commercialize our Products for additional indications. Regulatory changes or actions in areas in which we operate or propose to operate may further affect our ability to obtain regulatory approvals on our anticipated timetable. If we are not able to receive such approvals, meet other anticipated milestones, or further commercialize our Products, or are significantly delayed or limited in doing so, our business and prospects will be materially harmed and we may need to reduce expenses by delaying, reducing or curtailing the development of our Products and we may need to raise additional capital to fund our operations, which we may not be able to obtain on favorable terms, if at all.
To date, we have generated only limited and intermittent operating profits, and we have a history of incurring substantial operating losses.
We were founded in 2000 and have only recently and intermittently started generating limited operating profits. We have otherwise had a history of incurring substantial operating losses. We anticipate continuing to incur significant costs associated with commercializing our Products for approved indications including product sales, marketing, manufacturing, and distribution expenses. We expect our research, development, and clinical study expenses to increase in connection with our ongoing activities and as additional indications enter late-stage clinical development and as we advance our product development. Our expenses could increase beyond expectations if, for example, we are required by the FDA, or other regulatory agencies or similar governing bodies, to change manufacturing processes for our Products or to perform clinical, nonclinical or other types of studies in addition to those that we currently anticipate. Our revenues are dependent, in part, upon the size of the markets in the jurisdictions in which we receive regulatory approval, the accepted price for our Products and the ability to obtain reimbursement at the accepted applicable price. If the number of addressable patients is not as significant as we estimate, the indications approved by regulatory authorities are narrower than we expect or the eligible population for treatment is narrowed by competition, regulatory approvals, physician choice or treatment guidelines, we may not generate significant revenues. If we are not able to generate significant revenues, we may never be sustainably profitable.
Our clinical studies could be delayed or otherwise adversely affected by many factors, including difficulties in enrolling patients.
Clinical testing can be costly and take many years, and the outcome is uncertain and susceptible to varying interpretations. Moreover, success in preclinical and early clinical studies does not ensure that large-scale studies will be successful or predict final results. Acceptable results in early studies may not be replicable in later studies. A number of companies in the oncology industry have suffered significant setbacks in advanced clinical studies, even after promising results in earlier studies. Negative or inconclusive results or adverse events or incidents during a clinical study could cause the clinical study to be redone or terminated. In addition, failure to appropriately construct clinical studies could result in high rates of adverse events or incidents, which could cause a clinical study to be suspended, redone or terminated. Our failure or the failure of third-party participants in our studies to comply with their obligations to follow protocols and/or legal requirements may also result in our inability to use the affected data in our submissions to regulatory authorities.
The timely completion of clinical studies depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion. We may experience difficulties in patient enrollment in our clinical studies for a variety of reasons, including:
•the severity of the disease under investigation;
•the limited size and nature of the patient population;
•the patient eligibility criteria defined in our protocol and other clinical study protocols;

•the nature of the study protocol, including the attractiveness of, or the discomforts and risks associated with, the treatments received by enrolled subjects;
•difficulties and delays in clinical studies that may occur as a result of the COVID-19 pandemic;
•the ability to obtain IRB approval at clinical study locations;
•clinicians’ and patients’ perceptions as to the potential advantages, disadvantages and side effects of our Products in relation to other available therapies, including any new drugs or treatments that may be approved for the indications we are pursuing;
•availability of other clinical studies that exclude use of our Products;
•the possibility or perception that enrolling in a Product’s clinical study may limit the patient’s ability to enroll in future clinical studies for other therapies due to protocol restrictions;
•the possibility or perception that our software is not secure enough to maintain patient privacy;
•patient referral practices of physicians;
•the ability to monitor patients adequately during and after treatment;
•the availability of appropriate clinical study investigators, support staff, drugs and other therapeutic supplies and proximity of patients to clinical sites;
•physicians’ or our ability to obtain and maintain patient consents; and
•the risk that patients enrolled in clinical studies will choose to withdraw from or otherwise not be able to complete a clinical study.
If we have difficulty enrolling and retaining a sufficient number or diversity of patients to conduct our clinical studies as planned, or encounter other difficulties, we may need to delay, terminate or modify ongoing or planned clinical studies, any of which would have an adverse effect on our business.
If we are unable to continue the development of an adequate sales and marketing organization or contract with third parties to assist us, we may not be able to successfully commercialize our Products for current and future indications.
To achieve commercial success for our Products, we must continue to compliantly develop and grow our sales and marketing organization and, as necessary, enter into sales and distribution relationships with third parties to market and sell our Products. Developing and managing a sales and marketing organization is a difficult, expensive and time consuming process. We may not be able to successfully develop adequate sales and marketing capabilities to achieve our growth objectives. We compete with other medical device, pharmaceutical and life sciences companies to recruit, hire, train and retain the sales and marketing personnel that we anticipate we will need, and the nature of our Products may make it more difficult to compete for sales and marketing personnel. In addition, because our current Products require, and we anticipate our future Products will require, physician training and education, our sales and marketing organization may need to grow substantially as we expand our approved indications and markets. As a consequence, our expenses associated with building up and maintaining our sales force and marketing capabilities may be disproportionate to the revenues we may be able to generate on sales of our Products.
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
Our global business strategy includes, in part, the consummation of collaborative arrangements with companies who will support the development and commercialization of our Products and technology. For example, we have exclusively licensed rights to commercialize our Products in the field of oncology in Greater China to Zai pursuant to an agreement that also establishes a development partnership for Tumor Treating Fields (“TTFields”) in multiple solid tumor indications. Zai is responsible for the development and commercialization of our Products in Greater China at its sole cost with certain assistance from us. We have also entered into several clinical collaborations with third parties to test our Products and technology together with other products and technologies.
When we collaborate with a third party for development and commercialization of a Product in a particular territory, we can expect to relinquish some or all of the control over the future success of that Product to the third party in that territory. In addition, our collaborative partners may have the right to abandon research or development projects and terminate applicable agreements, including payment obligations, prior to or upon the expiration of the agreed-upon terms. We may not be successful in establishing or maintaining collaborative arrangements on acceptable terms or at all, collaborative partners may terminate funding before completion of projects, our Products may not achieve the criteria for milestone payments, our collaborative arrangements may not result in successful product commercialization, our Products may not receive acceptable pricing and we may not derive any revenue from such arrangements. Additionally, our collaborators may not perform their obligations as expected or in compliance with study protocols or applicable laws. Acts or omissions by collaborators may disqualify study data for use in regulatory submissions and/or create liability for us in the jurisdictions in which we operate. Any disagreements with collaborators, including disagreements over proprietary rights, contract interpretation or the preferred course of development or commercialization, might cause delays or termination of the research, development or commercialization of Products, might lead to additional responsibilities for us with respect to developing or commercializing Products, or might result in litigation or arbitration, any of which would be time-consuming and expensive. To the extent that we are not able to develop and maintain collaborative arrangements, we would need to devote substantial capital to undertake development and commercialization activities on our own in order to further expand our global reach, and we may be forced to limit the territories in which we commercialize our Products.
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
•physicians may be reluctant to prescribe our Products due to their perception that the supporting clinical study designs have limitations, as they are, for example, unblinded;
•physicians at large academic universities and medical centers may prefer to enroll patients into clinical studies instead of prescribing our Products;
•it may be difficult to gain broad acceptance at community hospitals where the number of patients seeking treatment may be more limited than at larger medical centers, and such community hospitals may not be willing to invest in the resources necessary for their physicians to become trained to use our Products, which could lead to reluctance to prescribe our Products;
•patients may be reluctant to use our Products for various reasons, including a perception that the treatment is untested or difficult to use (for example, they will need to shave the areas on their bodies where the arrays are applied) or a perception that our software is not secure;

•our Products may have side effects (for example, dermatitis where the arrays are placed) and our Products cannot be worn in all circumstances (for example, they cannot get wet and are difficult to wear in high temperatures); and
•the price of our Products includes a monthly fee for use of the device and therefore, as the duration of the treatment course increases, the overall price will increase correspondingly and, when used in combination with other treatments, the overall cost of treatment will be greater than using a single type of treatment.
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
•achieving patient compliance is difficult because the recommended use of our currently marketed Products is throughout the day, requiring patients to wear the device nearly continuously, which to some extent restricts physical mobility because the battery must be frequently exchanged and recharged, and the patient or a caregiver must ensure that it remains continuously operable and this may also impact the pool of patients to whom physicians may be willing to prescribe our Products;
•certain patients are contraindicated to using our Products due to a variety of factors, including, but not limited to, those who have an active implanted medical device, those who have a skull defect, and those who are sensitive to conductive hydrogels;
•there are certain perceived limitations to our study designs or data obtained from our clinical studies;
•efficacy may also be limited in instances where patients take a break from the device when experiencing skin rashes, while bathing or swimming (because our Products should not get wet), or while traveling; and
•patients may decline therapy or prescribers may be unwilling to prescribe our Products due to certain adverse events reported in clinical studies by patients treated with our Products as monotherapy include medical device site reaction, headache, malaise, muscle twitching, fall and skin ulcer; additional adverse events reported in clinical studies by patients treated with our Products in combination with chemotherapies in addition to the above, were thrombocytopenia, nausea, constipation, vomiting, fatigue and other side effects consistent with treatment with chemotherapies.
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
We expect that the vast majority of our revenues will come from third-party payers either directly to us in markets where we provide our Products or plan to provide our device candidates to patients or indirectly via payments made to hospitals or other entities providing our Products or which may in the future provide our device candidates to patients.

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
Reimbursement for the treatment of patients with medical devices around the world is governed by complex mechanisms established on a national or sub-national level in each country. These mechanisms vary widely among countries, can be informal, somewhat unpredictable, and evolve constantly, reflecting the efforts of these countries to reduce public spending on healthcare. As a result, obtaining and maintaining reimbursement for the treatment of patients with medical devices has become more challenging globally. We cannot guarantee that the use of our Products will receive reimbursement approvals and cannot guarantee that our existing reimbursement approvals will be maintained in any country.
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
No CPT codes currently exist to describe physician services related to the delivery of therapy using our Products. We may not be able to secure CPT codes for physician services related to our Products. Our future revenues and results may be affected by the absence of CPT codes, as physicians may be less likely to prescribe the therapy when there is no certainty that adequate reimbursement will be available for the time, effort, skill, practice expense and malpractice costs required to provide the therapy to patients.

Outside the U.S., but excluding Germany and Japan, we have not secured codes to describe our Products or to document physician services related to the delivery of therapy using our Products. The failure to obtain and maintain these codes could affect the future growth of our business.
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
While we have obtained Medicare coverage for our existing Products, we cannot provide any assurance that we can access transitional, expedited, or expanded Medicare coverage for our future Products. CMS is expected to issue rules regarding coverage of emerging technologies; however, no specific information is available about the content of the expected rules and we cannot provide any assurance that any new rules regarding emerging technologies would be applicable to our future Products.

We depend on single-source suppliers for some of our components. The loss of these suppliers could prevent or delay shipments of our Products, delay our clinical studies or otherwise adversely affect our business.
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
Quality control problems with respect to devices and components supplied by third-party suppliers could have a material adverse effect on our reputation, our clinical studies or the commercialization of our Products and, as a result, a material adverse effect on our business, prospects, financial condition and results of operations.
Our Products, which are manufactured by third parties, are highly technical and are required to meet exacting specifications. Any quality control problems that we experience with respect to the devices and components supplied by third-party suppliers could have a material adverse effect on our reputation, our attempts to complete our clinical studies, our operating expenses or the commercialization of our Products. The failure of our suppliers to comply with strictly enforced regulatory requirements could expose us to regulatory action, including warning letters, product recalls, suspension or termination of distribution, product seizures or civil penalties. If we experience any delay in the receipt or deficiency in the quality of products supplied to us by third-party suppliers, or if we have to switch to replacement suppliers, we may face additional regulatory delays and the manufacture and delivery of our Products would be interrupted for an extended period of time, which would materially adversely affect our business, prospects, financial condition and results of operations.
If the third parties on which we rely to conduct our preclinical and clinical studies and to assist us with research and development do not perform as contractually required or expected, we may not be able to obtain regulatory approvals for or commercialize our Products.
We do not have the ability to independently conduct certain of our preclinical and development activities or any of our clinical studies for our Products; therefore, we must rely on third parties, such as contract research organizations, medical institutions, clinical investigators, contract laboratories and collaborative partners, to conduct such studies. We and these third parties are required to comply with current good clinical practices ("cGCPs"), which are regulations and guidelines enforced by the FDA under the medical device Quality System Regulation ("QSR") and comparable regulatory authorities in other jurisdictions for clinical development. We and these third parties are also required to comply with current good laboratory practices ("cGLPs"), which are regulations and guidelines enforced by the FDA and comparable regulatory authorities in other jurisdictions for nonclinical laboratory studies. If we or any of these third parties fail to comply with applicable cGLP and cGCP regulations, the data generated in our nonclinical studies and clinical studies may be deemed unreliable and the FDA or regulatory authorities in other jurisdictions may require us to perform additional nonclinical or clinical studies before approving our applications. We cannot be certain that, upon inspection or review of our data, such regulatory authorities will determine that any of our nonclinical studies or clinical studies comply with the applicable cGLP or cGCP regulations.
Additionally, any third parties conducting our preclinical, clinical and other development programs are not and will not be our employees and, except for remedies available to us under our agreements with such third parties, we cannot control whether or not they devote sufficient time and resources to our ongoing preclinical, clinical and other development programs. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if these third parties need to be replaced or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our development activities or clinical studies may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for our Products or successfully commercialize our Products on a timely basis, if at all, and our business, prospects and results of operations may be adversely affected.
Continued testing of our Products may not yield successful results and could reveal currently unknown aspects or safety hazards associated with our Products.
Our research and development programs are designed to test the safety and efficacy of our Products and TTFields through extensive preclinical and clinical testing. Even if our ongoing and future preclinical and clinical studies are completed as planned, we cannot be certain that their results will support our claims or that the FDA and other regulatory authorities will agree with our conclusions. Success in preclinical studies and early clinical studies does not ensure that later clinical studies will be successful, and we cannot be sure that the later studies will replicate the results of prior studies and preclinical studies. The clinical study process may fail to demonstrate that our device candidates are safe and effective for the proposed indicated uses, which could cause us to abandon a device candidate and may delay development of others. It is also possible that patients enrolled in clinical studies will experience adverse side effects that have not been previously observed. In addition, our preclinical and clinical studies for our device candidates involve a relatively small patient population and, as a result, these studies may not be indicative of future results.
We may experience numerous unforeseen events during, or as a result of, the testing process that could delay or prevent further commercialization of our Products, including the following:
•Preclinical and clinical testing for our Products may not produce the desired effect, may be inconclusive or may not be predictive of safety or efficacy results obtained in future clinical studies, following long-term use or in much larger populations;
•unanticipated adverse events or other side effects that are not currently known may occur during our clinical studies that may preclude additional regulatory approval or result in additional limitations to commercial use if approved; and
•the data collected from our clinical studies may not reach statistical significance or otherwise not be sufficient to support FDA or other regulatory approval.
If unacceptable side effects arise in the development of our Products for future indications, we could suspend or terminate our clinical studies or the FDA or other regulatory authorities could order us to cease clinical studies or deny approval of our device candidates for any or all targeted indications, narrow the approved indications for use or otherwise require restrictive product labeling or marketing or require further clinical studies, which may be time-consuming and expensive and may not produce results supporting FDA or other regulatory approval of our Products in a specific indication. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the study or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff. We expect to have a need to train medical personnel using our device candidates to understand the side effect profiles for our clinical studies and upon any commercialization of our Products for future indications. Inadequate training in recognizing or managing the potential side effects of our Products could result in patient injury or death. Any of these occurrences may harm our business, prospects and financial condition significantly.
Any delay or termination of our clinical studies will delay the filing of submissions for regulatory approvals of our Products and ultimately our ability to commercialize our Products and generate revenues. Furthermore, we may abandon our Products for indications that we previously believed to be promising. Any of these events could have a material adverse effect on our business, prospects, financial condition and results of operations and cause our stock price to decline.
We face competition from numerous competitors, which may make it more difficult for us to achieve significant market penetration and which may allow our competitors to develop additional oncology treatments to compete with our Products.
The oncology market is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. Our Products primarily compete with radiation and pharmacological therapies. We may face additional competition as advancements are made in the field of anti-cancer therapies and as we enter additional oncological markets. To date, we have conducted clinical studies where our Products are used together with a certain subset of other anti-cancer therapies. Many of our competitors are large, well-capitalized companies with significantly greater market share and resources than we have. As a consequence, they are able to spend more aggressively on product development, marketing, sales and other initiatives than we can. Many of these competitors could have:
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
Although we believe our Products represent a treatment modality that can be used together with other cancer treatment modalities, our current and future competitors may at any time develop additional drugs, biologics or devices for the treatment of GBM, MPM, or other solid tumors that could be more effective from a therapeutic or cost-basis perspective than using our Products. In our currently-approved indications, if current or future competitors develop a product that proves to be superior or comparable to our Products, our revenues may decline. In addition, some of our competitors may compete by lowering the price of their cancer treatments. If these competitors’ products were to gain acceptance by healthcare professionals, patients or third-party payers, a downward pressure on prices could result. If prices were to fall, we may not be able to improve our gross margins or sales growth sufficiently to be sustainably profitable. For future indications, other companies could view us as a competitor and attempt to block our market entry or otherwise hinder our Product growth in a market. We are aware of third parties in the United States and China developing devices and filing for intellectual property protection related to TTFields, which, if approved, may directly compete with our Products. Competitors could also pursue alternative technologies for the application of TTFields into a patient that we did not foresee or protect.
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
Because of the specialized nature of our business, the termination of relationships with our key employees, consultants and advisors may prevent us from successfully operating our business, including developing our Products, conducting clinical studies, commercializing our Products and obtaining any necessary financing.
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
The competition for qualified personnel in the oncology and medical device fields is intense, and we rely heavily on our ability to attract and retain qualified scientific, technical and managerial personnel. Our future success depends upon our ability to attract, retain and motivate highly skilled employees. In order to commercialize our Products successfully, we will be required to expand our workforce, particularly in the areas of research and development and clinical studies, sales and marketing and supply chain management. These activities will require the addition of new personnel and the development of additional expertise by existing management personnel. We face intense competition for qualified individuals from numerous pharmaceutical, biopharmaceutical and biotechnology companies, as well as academic and other research institutions. We may not be able to attract and retain these individuals on acceptable terms or at all. Failure to do so could materially harm our business.
Product liability suits, whether or not meritorious, could be brought against us due to alleged defective devices or for the misuse of our Products, which could result in expensive and time-consuming litigation, payment of substantial damages and/or expenses and an increase in our insurance rates.
If our current or future devices are defectively designed or manufactured, contain defective components or are misused, or if someone claims any of the foregoing, whether or not meritorious, we may become subject to substantial and costly litigation. For example, we may be sued if our Products cause or are perceived to cause injury or are found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. This may occur if our Products are misused or damaged, have a sudden failure or malfunction (including with respect to safety features) or are otherwise impaired due to wear and tear. Even absent a product liability suit, malfunctions of our Products or misuse by physicians or patients would need to be remedied swiftly in order to maintain continuous use and ensure efficacy of our Products.
Any product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the device, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our Products. Even successful defense may require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:
•decreased demand for our Products;
•injury to our reputation;
•withdrawal of clinical study participants and inability to continue clinical studies;
•initiation of investigations by regulators;
•costs to prepare for and defend the related litigation;
•a diversion of management’s time and our resources;
•substantial monetary awards to study participants or patients;
•product recalls, withdrawals or labeling, marketing or promotional restrictions;
•loss of revenues;
•exhaustion of any available insurance and our capital resources;
•the inability to commercialize any device candidate; and
•a decline in our share price.
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
We are a global company with worldwide operations. Volatile economic, political and market conditions, such as political or economic instability, civil unrest, trade sanctions, majority hostilities or acts of terrorism in the regions in which we operate may have a negative impact on our operating results and our ability to achieve our business objectives. We may not have insight into economic and political trends that could emerge and negatively affect our business. In addition, significant or volatile changes in exchange rates between the U.S. dollar and other currencies may have a material adverse impact upon our liquidity, revenues, costs and operating results.
In particular, we have research facilities located in Israel, and certain key suppliers manufacture their goods in Israel. Due to the high-conflict nature of this area, Israel could be subject to additional political, economic and military confines, which could result in a material adverse effect on our operations. Parties with whom we do business have sometimes declined to travel to Israel during periods of heightened unrest or tension, forcing us to make alternative arrangements when necessary. In addition, the political and security situation in Israel may result in parties with whom we have agreements involving performance in Israel claiming that they are not obligated to perform their commitments under those agreements pursuant to force majeure provisions in the agreements.
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
The COVID-19 pandemic could materially adversely impact our business.
As the COVID-19 pandemic continues around the globe, we have experienced and will likely continue to experience disruptions that could severely impact our business and clinical studies, which could include:
•delays and/or difficulties in onboarding active patients and enrolling patients in our clinical studies;
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
•diversion of healthcare resources away from conducting clinical studies, including the diversion of hospitals serving as our clinical study sites and hospital staff supporting the conduct of our clinical studies;
•interruption of key clinical study activities, such as clinical study site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others;
•staff disruptions and turnover internally and at treatment sites and third-party providers who provide support, either directly as a result of illness or indirectly as a result of vaccine mandates and other changes in terms of employment;
•delays in receiving approval from local regulatory authorities or IRBs to initiate our planned clinical studies;
•delays in clinical sites receiving the supplies and materials needed to conduct our clinical studies;
•interruption in global shipping that may affect the transport of active patient and clinical study materials;

•changes in local regulations as part of a response to the COVID-19 outbreak that may require us to change the ways in which our clinical studies are conducted, which may result in unexpected costs, or to discontinue the clinical studies altogether;
•delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees;
•disruption of our supply chain as our suppliers and common carriers are unable to meet our requirements to provide us the materials we need for clinical study and active patient care needs;
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
•access restrictions at offices, hospitals, and treatment centers, and stakeholder illness could interfere with the ability of our sales force to engage in face-to-face visits with providers, leading to a disruption in the rate of adoption of our technology;
•increases in expenditures for technology and other tools necessary to provide patient care in an environment where both patient and care-giver travel is restricted and access to in-person interaction is limited;
•refusal of the FDA to accept data from clinical studies in affected geographies outside the United States; and
•patient delays in seeking or receiving treatment, either due to fear of infection or lack of access to treatment and study sites, leading to fewer diagnoses of the indications our Products are approved to treat or more advanced procession of the disease, which may contraindicate the use of our Products or disqualify the patient from participating in a given study.
The global status of the COVID-19 pandemic continues to rapidly evolve. The extent to which the pandemic may impact our business and clinical studies will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing guidelines, business closures or business disruptions and the effectiveness of actions taken to contain and treat the disease. The response to the pandemic may result in permanent changes to the environment in which we operate as described above in ways we are unable to predict.The COVID-19 pandemic may also have the effect of heightening many of the other risks described herein.
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
Risks relating to the regulation of our business
Our device candidates must undergo rigorous preclinical and clinical testing and we must obtain regulatory approvals, which could be costly and time-consuming and subject us to unanticipated delays or prevent us from marketing any devices.
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
We cannot be certain if or when the FDA, comparable regulatory agencies in other jurisdictions or our notified body might request additional or modified studies on our Products, under what conditions such studies might be requested, or the required size or length of any such studies. The data collected from our clinical studies may not be sufficient to support regulatory approval in the U.S., Japan and other countries or to obtain a CE Certificate in the EU for our various future device candidates. Even if we believe the data collected from our clinical studies are sufficient, the FDA and comparable regulatory bodies in other jurisdictions have substantial discretion in the assessment and approval or conformity assessment processes and may disagree with our interpretation of the data. Our failure to adequately demonstrate the safety and efficacy of any of our device candidates would delay or prevent regulatory approval in the U.S., Japan and other countries or delay or prevent a CE Certificate in the EU (and therefore be unable to affix the CE mark) for our device candidates, which could prevent us from being sustainably profitable. In addition, any change in the laws or regulations that govern the clearance and approval processes relating to our current and future devices could make it more difficult and costly to obtain clearance or approval for new devices, or to produce, market and distribute our Products. Significant delays in receiving clearance or approval, or the failure to receive clearance or approval for our new devices would have an adverse effect on our ability to expand our business.
We intend to market our Products in a number of international markets in addition to our current markets. In order to market our Products in any jurisdiction and for other indications or purposes, we may be required to obtain separate regulatory approvals or CE Certificates for our Products, as applicable. The requirements governing the conduct of clinical studies and manufacturing and marketing of our device candidates outside the U.S. vary widely from country to country. CE Certificates and regulatory approvals in other jurisdictions may take longer to obtain than FDA approvals and can require, among other things, additional testing and different clinical study designs. CE Certification processes and regulatory approvals in other jurisdictions include essentially all of the risks associated with the FDA approval processes. Some regulatory agencies in other jurisdictions must also approve prices of our Products. Approval of a Product by the FDA does not guarantee approval of the same product by the health authorities of other countries or CE marking of our Products in the EU and vice versa. In addition, changes in regulatory policy in the U.S. or in other countries for the approval or CE marking of a medical device during the period of product development and regulatory agency review or notified body review of each submitted new application may cause delays or rejections.
Regulation (EU) 2017/745 on medical devices (“MDR”) became active on May 26, 2021 and replaced Council Directive 93/42/EEC concerning medical devices (“MDD”), introduced significant changes to the regulatory framework for medical devices in the EU. These changes may prevent or delay the CE Certification of our device candidates or impact our ability to modify our Products on a timely basis. In particular, the delay in the publication of key MDR guidance documents at EU level and the limited availability of qualified notified bodies might affect our ability to timely comply and demonstrate such compliance with the new requirements or delay the MDR CE Certification of our device candidates.
We may choose to, or may be required to, suspend, repeat or terminate our clinical studies if they are not conducted in accordance with regulatory requirements, the results are negative or inconclusive or the studies are not well designed.
Clinical studies must be conducted in accordance with the FDA’s cGCPs and the equivalent laws and regulations applicable in other jurisdictions in which the clinical studies are conducted. The clinical studies are subject to oversight by the FDA, regulatory agencies in other jurisdictions, ethics committees and institutional review boards at the medical institutions where the clinical studies are conducted. In addition, clinical studies must be conducted with device candidates produced under the FDA’s QSR and in accordance with the applicable regulatory requirements in the other jurisdictions in which the clinical studies are conducted. The conduct of clinical studies may require large numbers of test patients.
The FDA or regulatory agencies in other jurisdictions might delay or terminate our clinical studies of a device candidate for various reasons, including:
•the device candidate may have unforeseen adverse side effects or may not appear to be more effective than current therapies;
•we may not agree with the FDA, a regulatory authority in another jurisdiction or an ethics committee regarding the protocol for the conduct of a clinical study;
•new therapies may become the standard of care while we are conducting our clinical studies, which may require us to revise or amend our clinical study protocols or terminate a clinical study; or
•fatalities may occur during a clinical study due to medical problems that may or may not be related to clinical study treatments.
Furthermore, the process of obtaining and maintaining regulatory approvals in the U.S. and other jurisdictions and CE Certification in the EU for new therapeutic products is lengthy, expensive and uncertain. It can vary substantially, based on the type, complexity and novelty of the product involved. Accordingly, any of our device candidates could take a significantly longer time than we expect to, or may never, gain regulatory approval or obtain CE Certification in the EU, which could have a material adverse effect on our business, prospects, financial condition and results of operations and cause our stock price to decline.

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
We market and sell our Products, and expect to market and sell future Products, subject to extensive regulation by the FDA and numerous other federal, state and governmental authorities in other jurisdictions. These regulations are broad and relate to, among other things, the conduct of preclinical and clinical studies, product design, development, manufacturing, labeling, testing, product storage and shipping, premarket clearance and approval, conformity assessment procedures, premarket clearance and approval of modifications introduced in marketed products, post-market surveillance and monitoring, reporting of adverse events and incidents, pricing and reimbursement, interactions with healthcare professionals, interactions with patients, information security, advertising and promotion and product sales and distribution. Although we have received FDA approval to market Optune in the U.S. for the treatment of adult patients with newly diagnosed GBM (together with temozolomide) and recurrent GBM and approval to market Optune Lua for adults patients with MPM, we will require additional FDA approval to market our Products for other indications. We may be required to obtain approval of a new PMA, HDE or PMA/HDE supplement application for modifications made to our Products. This approval process is costly and uncertain, and it could take one to three years, or longer, from the time the application is filed with the FDA. We may make modifications in the future that we believe do not or will not require additional approvals. If the FDA disagrees, and requires new PMAs, HDEs, or PMA/HDE supplements for the modifications, we may be required to recall and to stop marketing the modified versions of our Products.
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
•voluntary or mandatory recall, withdrawal or seizure of our current or future devices;
•administrative detention by the FDA or other regulatory authority in another jurisdiction of medical devices believed to be adulterated or misbranded;
•operating restrictions, suspension or shutdown of production;
•refusal or delay of our requests for PMA or analogous approval for new intended uses for or modifications to our Products or for approval of new devices;
•refusal or delay in obtaining CE Certificates for new intended uses for or modifications to our Products;
•suspension, variation or withdrawal of the CE Certificates granted by our notified body in the EU;
•prohibition or restriction of Products being placed on the market;
•operating restrictions;
•suspension or withdrawal of PMA or analogous approvals that have already been granted;
•refusal to grant export approval for our Products or any device candidates; or
•criminal prosecution.
The occurrence of any of these events could have a material adverse effect on our business, prospects, financial condition and results of operations and cause our stock price to decline.
Over time, we expect to make modifications to our Products that are designed to improve efficacy, reduce side effects, enhance the user experience and other purposes. Modifications to our Products may require approvals of new PMAs, HDEs, or PMA/HDE supplement applications, modified or new CE Certificates and analogous regulatory approvals in other jurisdictions or even require us to cease promoting or to recall the modified versions of our Products until such clearances, approvals or modified or new CE Certificates are obtained, and the FDA, comparable regulatory authorities in other jurisdictions or our notified body may not agree with our conclusions regarding whether new approvals are required.
Any modification to a device approved through the PMA or HDE pathway that impacts the safety or effectiveness of the device requires submission to the FDA and FDA approval of a PMA supplement application or even a new PMA or HDE application, as the case may be. The FDA requires a company to make the determination as to whether a new PMA, HDE or PMA/HDE supplement application is to be filed, but the FDA may review the company’s decision. For example, in the past, we have made initial determinations that certain modifications did not require the filing of a new PMA or PMA/HDE supplement application and have notified the FDA of these changes in our PMA Annual Report, but after its review of our PMA Annual Report, the FDA requested that we submit these modifications to the FDA as a PMA supplement application. From time to time, we may make other changes to the devices, software, packaging, manufacturing facilities and manufacturing processes and may submit additional PMA/HDE supplement applications for these changes. FDA may conduct a facility inspection as part of its review and approval process. In addition, it is possible that the FDA will require a human factors (user interface) study. It is also possible that the FDA may require additional clinical data. We can provide no assurance that we will receive FDA approval for these changes on a timely basis, or at all. We also may make additional changes in the future that we may determine do not require the filing of a new PMA, HDE or PMA/HDE supplement application. The FDA may not agree with our decisions regarding whether the filing of new PMAs, HDEs or PMA/HDE supplement applications are required.
In addition, any substantial change introduced to a medical device or to the quality system certified by our notified body requires a new conformity assessment of the device and can lead to changes to the CE Certificates or the preparation of a new CE Certificate of Conformity. Substantial changes may include, among others, the introduction of a new intended use of the device, a change in its design or a change in the company’s suppliers. Responsibility for determination that a modification constitutes a substantial change lies with the manufacturer of the medical device. We must inform the notified body that conducted the conformity assessment of the Products we market or sell in the EU of any planned substantial changes to our quality system or changes to our Products that could, among other things, affect compliance with the MDR or the devices’ intended use. The notified body will then assess the changes and verify whether they affect the Product’s conformity with the Essential Requirements laid down in Annex I to the MDD or the conditions for the use of the device. If the assessment is favorable, the notified body will issue a new CE Certificate or an addendum to the existing CE Certificate attesting compliance with the Essential Requirements laid down in Annex I to the MDD. There is a risk that the competent authorities of the EU member states or our notified body may disagree with our assessment of the changes introduced to our Products. The competent authorities of the EU member states or our notified body also may come to a different conclusion than the FDA on any given product modification.
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
If the FDA disagrees with us and requires us to submit a new PMA, HDE, or PMA/HDE supplement application for then-existing modifications and/or the competent authorities of the EU member states or our notified body disagree with our assessment of the change introduced in a product, its design or its intended use, we may be required to cease promoting or to recall the modified product until we obtain approval and/or until a new conformity assessment has been conducted in relation to the product, as applicable. In addition, we could be subject to significant regulatory fines or other penalties. Furthermore, our Products could be subject to recall if the FDA, comparable regulatory authorities in other jurisdictions, or our notified body determine, for any reason, that our Products are not safe or effective or that appropriate regulatory submissions were not made. Any recall or requirement that we seek additional approvals or clearances could result in significant delays, fines, increased costs associated with modification of a product, loss of revenues and potential operating restrictions imposed by the FDA, comparable foreign regulatory authorities in other jurisdictions, or our notified body. Delays in receipt or failure to receive approvals/certification, or the failure to comply with any other existing or future regulatory requirements, could reduce our sales, profitability and future growth prospects.
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
•the Federal Trade Commission Act, the Lanham Act and similar federal and state laws regulating truthfulness in advertising and consumer protection; and
•the Federal Physician Payments Sunshine Act, the French Sunshine Act and similar state and foreign laws, which require periodic reporting of payments and other transfers of value made to U.S. and French-licensed physicians, teaching hospitals, and in the U.S., physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse-midwives.
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
Medical devices may be marketed only for the indications for which they are approved. Our promotional materials and training materials must comply with FDA regulations and other applicable laws and regulations governing the promotion of our Products in the U.S. and other jurisdictions. Currently, Optune is approved for treatment of adult patients with newly diagnosed GBM (together with temozolomide) and recurrent GBM in the U.S. and is approved for treatment of adult patients with GBM in Japan. In the EU and Switzerland, we have CE marked the Optune for the treatment of newly diagnosed GBM (together with temozolomide), recurrent GBM, and advanced NSCLC (together with standard-of-care chemotherapy). Optune is also approved in Israel and in Australia for the treatment of recurrent GBM and newly diagnosed GBM (together with temozolomide). The Optune Lua System is only approved in the U.S., the EU and Switzerland for the treatment of unresectable, locally advanced or metastatic MPM.
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
We pay taxes in multiple jurisdictions and adverse determinations by taxing or other governmental authorities or changes in tax laws, rates or our status under which tax jurisdictions apply to us could increase our tax burden or otherwise affect our financial condition or results of operations, as well as subject our shareholders to additional taxes.
The amount of taxes we pay is subject to a variety of tax laws in the various jurisdictions in which we and our subsidiaries are organized and operate. Our domestic and international tax liabilities are dependent on the location of earnings among these various jurisdictions. Such tax liabilities could be affected by changes in tax or other laws, treaties and regulations, as well as the interpretation or enforcement thereof by tax or other governmental entities in any relevant jurisdiction. The amount we pay in tax to any particular jurisdiction depends, in part, on the correct interpretation of the tax laws in such jurisdiction, and we have made a number of determinations as to the effect of such tax laws in our particular circumstances. In some cases, the determinations we have made as to the effect of the tax laws in a particular jurisdiction depend on the continuing effectiveness of administrative rulings we have received from the tax authorities in that jurisdiction, while in other cases, our determinations are based on the reasoned judgment of our tax advisors. Although we believe that we are in compliance with the administrative rulings we have received, that the assumptions made by our tax advisors in rendering their advice remain correct, and that as a result we are in compliance with applicable tax laws in the jurisdictions where we and our subsidiaries are organized and operate, a taxing authority in any such jurisdiction may challenge our interpretation of those laws and assess us or any of our subsidiaries with additional taxes, penalties, fees and interest.

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
Our current intellectual property portfolio consists of hundreds of issued patents in multiple jurisdictions covering various aspects of our devices and related technology. The legal scope of our patents vary, with some having broad coverage and others having narrow coverage, for example being limited to certain intensities and frequencies. Our patent position is generally uncertain and involves complex legal and factual questions.
In the U.S., our patents have expected expiration dates between 2023 and 2038. In 2021, several patents covering technology included in our Products expired in the U.S. and elsewhere. Patent expiration could adversely affect our ability to protect our Products and future product development and our competitors may develop and market competing products. We have also filed additional patent applications in several countries that may never be issued. Consequently, our operating results and financial position could be materially adversely affected. In addition, due to the extensive time needed to develop, test and obtain regulatory approval for our treatment therapies, any patents that protect our Product candidates may expire early during commercialization. This may reduce or eliminate any market advantages that such patents may give us and harm our financial position. If we fail to develop and successfully launch new Products prior to the expiration of patents for our existing Products, our sales and achieving patient acceptance with respect to those Products could decline significantly. We may not be able to develop and successfully launch more advanced replacement Products before these and other patents expire.
We have limited intellectual property rights outside of our key markets. In some countries outside the U.S., we do not have any intellectual property rights, and our intellectual property rights in other countries outside the U.S. have a different scope and strength compared to our intellectual property rights in the U.S. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the U.S. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but where enforcement rights are not as strong as those in the U.S. These products may compete with our devices, and our patents or other intellectual property rights may not be effective or adequate to prevent such competition.
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
The oncology and medical device industries are characterized by patent and other intellectual property litigation and disputes, and any litigation, dispute or claim against us may cause us to incur substantial costs, could place a significant strain on our financial resources, divert the attention of management from our business, harm our reputation and require us to remove certain devices from the market.Whether a product infringes a patent or violates other intellectual property rights involves complex legal and factual issues, the determination of which is often uncertain. Any intellectual property dispute, even a meritless or unsuccessful one, would be time consuming and expensive to defend and could result in the diversion of our management’s attention from our business and result in adverse publicity, the disruption of research and development and marketing efforts, injury to our reputation and loss of revenues. Any of these events could negatively affect our business, prospects, financial condition and results of operations.
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
There could also be existing patents that one or more components of our Products or other device candidates may inadvertently infringe. As the number of competitors in the market or other device candidates grows, the possibility of inadvertent patent infringement by us or a patent infringement claim against us increases. To the extent we gain greater market visibility, our risk of being subject to such claims is also likely to increase. If a third party’s patent was upheld as valid and enforceable and we were found to be infringing, we could be prevented from making, using, selling, offering to sell or importing our Products or other device candidates, unless we were able to obtain a license under that patent or to redesign our systems to avoid infringement. A license may not be available at all or on terms acceptable to us, and we may not be able to redesign our Products to avoid any infringement. Modification of our Products or development of device candidates to avoid infringement could require us to conduct additional clinical studies and to revise our filings with the FDA and other regulatory bodies, which would be time-consuming and expensive. If we are not successful in obtaining a license or redesigning our devices, we may be unable to make, use, sell, offer to sell or import our devices and our business could suffer. We may also be required to pay substantial damages and undertake remedial activities, which could cause our business to suffer.
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
Changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect our devices.

As is the case with other medical device companies, our success is heavily dependent on our intellectual property rights, and particularly on our patent rights. Obtaining and enforcing patents in the medical device industry involves both technological and legal complexity, and is therefore costly, time consuming and inherently uncertain. In addition, the U.S. has recently enacted and is currently implementing wide-ranging patent reform legislation. Certain U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents once obtained. Depending on decisions by the U.S. Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could further negatively impact the value of our patents, narrow the scope of available patent protection or weaken the rights of patent owners.
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
We currently have two significant debt arrangements outstanding. On November 5, 2020, we issued $575 million of 0% Convertible Senior Notes due 2025 (the “Convertible Notes”). The Convertible Notes are senior unsecured obligations. The Convertible Notes do not bear regular interest, and mature on November 1, 2025, unless earlier repurchased, redeemed or converted. The Notes are not redeemable prior to November 6, 2023 and are convertible into a combination of cash and ordinary shares on or after August 1, 2025, or earlier upon certain events.
On November 6, 2020, we entered into a new $150.0 million senior secured revolving credit facility with J.P. Morgan Chase Bank, N.A., as administrative agent, and a syndicate of relationship banks (the “Credit Facility”). We may, subject to certain conditions and limitations, increase the revolving credit commitments outstanding under the Credit Facility in an aggregate principal amount not to exceed $250.0 million. The commitments under the Credit Facility are guaranteed by certain of our subsidiaries and secured by a first-lien of our and certain of our subsidiary’s assets. Outstanding loans will bear interest per annum at a sliding scale between 2.75% and 3.25% above the applicable interbank borrowing reference rate for the currency in which the loan is denominated. As of the date of this Annual Report, we had no outstanding balance borrowed under the Credit Facility.
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
Our ability to obtain necessary funds through borrowing, as well as our ability to service our indebtedness, will depend on our ability to generate cash flow from operations. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. If our business does not generate sufficient cash flow from operations or if future borrowings are not available to us under our outstanding borrowings or otherwise in amounts sufficient to enable us to fund our liquidity needs, our financial condition and results of operations may be adversely affected. Our inability to make scheduled payments on our debt obligations in the future would require us to refinance all or a portion of our indebtedness on or before maturity, sell assets or seek additional equity investment. We may not be able to take any of such actions on a timely basis, on terms satisfactory to us or at all.
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

ITEM 1B.  UNRESOLVED STAFF COMMENTS
None.
ITEM 2.  PROPERTIES
Our global supply chain and European operations center is located in Root, Switzerland, our U.S. operations center is located in Portsmouth, New Hampshire, and our research and development operations are located in Haifa, Israel, all of which are leased. In December 2021 we acquired a property in downtown Portsmouth, New Hampshire that will become our flagship location to accommodate our growing employee base and house a world-class training and development center, where partners from around the world can come to learn more about our TTFields technology. Construction on the property is expected to be completed in 2023. We also lease additional office and warehouse space across North America, Europe, Israel and Japan. We believe that our current facilities are adequate for our present purposes, but we may need additional space as we continue to grow and expand our operations. We believe that suitable additional or alternative office, laboratory, and manufacturing space would be available as required in the future on commercially reasonable terms.
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

Name	Age	Position
Asaf Danziger	55	Chief Executive Officer and Director
William Doyle	59	Executive Chairman
Ely Benaim	61	Chief Medical Officer
William Burke	67	Chief Human Resources Officer
Ashley Cordova	42	Chief Financial Officer
Wilhelmus Groenhuysen	64	Chief Operating Officer
Francis Leonard	42	Chief Development Officer
Todd Longsworth	47	General Counsel
Pritesh Shah	44	Chief Commercial Officer
Asaf Danziger has served as our Chief Executive Officer since 2002 and has been a director of NovoCure since 2012. From 1998 to 2002, Mr. Danziger was CEO of Cybro Medical, a subsidiary of Imagyn Medical Technologies, Inc. Mr. Danziger holds a B.Sc. in material engineering from Ben Gurion University of the Negev, Israel.
William Doyle has served as our Executive Chairman since 2016, as Chairman of the Board since 2009 and as a member of our Board of Directors since 2004. Mr. Doyle has been the managing director of WFD Ventures LLC, a private venture capital firm he co-founded, since 2002. Prior to 2002, Mr. Doyle was a member of Johnson & Johnson’s Medical Devices and Diagnostics Group Operating Committee and was Vice President, Licensing and Acquisitions. While at Johnson & Johnson, Mr. Doyle was also chairman of the Medical Devices Research and Development Council, and Worldwide president of Biosense-Webster, Inc. and a member of the board of directors of Cordis Corporation and Johnson & Johnson Development Corporation, Johnson & Johnson’s venture capital subsidiary. Earlier in his career, Mr. Doyle was a management consultant in the healthcare group of McKinsey & Company. Mr. Doyle is also a member of the Governing Board of the Pershing Square Sohn Cancer Research Alliance. From 2014 to 2016 he was a member of the investment team at Pershing Square Capital Management

L.P., a private investment firm and from November 2016 to January 2021, Mr.Doyle served as the Executive Chairman of BlinkHealth LLC, which has developed a pharmacy-as-a-service, e-commerce platform. Mr. Doyle has been a director of Elanco Animal Health, Inc. since 2020 and director of Minerva Neurosciences, Inc. since 2017. Mr. Doyle previously served as a director of Optinose, Inc., a commercial-stage specialty pharmaceuticals company, from 2004 to 2020. Mr. Doyle holds an S.B. in materials science and engineering from the Massachusetts Institute of Technology and an M.B.A. from Harvard Business School. Mr. Doyle serves on Harvard Business School’s Board of Dean’s Advisors and MIT’s Institute of Medical Engineering & Science Visiting Committee.
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
William Burke has been our Chief Human Resources Officer since September 2021 and prior to that was our Senior Vice President of Global Human Resources. Mr. Burke joined Novocure in 2014. Mr. Burke has had extensive experience as a human resources leader for companies such as Arrow Electronics, ThermoFisher Scientific, Novartis Consumer Health, Cadbury Schweppes and PepsiCo. Burke holds a bachelor’s degree in Business and Industrial Relations from the University of Bridgeport, and he has attended management development programs at INSEAD and London Business School.
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
Holders of Ordinary Shares
As of February 18, 2022, there were 17 holders of record of our ordinary shares. On February 18, 2022, the last reported sale price of our ordinary shares on the NASDAQ Global Select Market was $76.00 per share.
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
The graph below matches our cumulative 5-Year total shareholder return on our ordinary shares with the cumulative total returns of the Russell 2000 index and the Nasdaq Biotechnology index. The graph tracks the performance of a $100 investment in our ordinary shares and in each index (with the reinvestment of all dividends) from December 31, 2016 to December 31, 2021. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends; however, no dividends have been declared on our ordinary shares to date. The shareholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

	12/16	12/17	12/18	12/19	12/20	12/21
NovoCure Ltd	100.00	257.32	426.50	1,073.50	2,204.33	956.43
Russell 2000	100.00	114.65	102.02	128.06	153.62	176.39
NASDAQ Biotechnology	100.00	121.63	110.85	138.69	175.33	175.37
Recent Sales of Unregistered Securities
Not applicable
Issuer Purchases of Equity Securities
Not applicable.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table gives information about our ordinary shares that may be issued upon the exercise of stock options and vesting of restricted stock units, as applicable, under all of our existing equity compensation plans as of December 31, 2021, including the 2003 Share Option Plan (the "2003 Plan"), the 2013 Share Option Plan (the "2013 Plan"), the 2015 Omnibus Incentive Plan (the "2015 Plan") and the Employee Share Purchase Plan (the "ESPP"). Each of the 2003 Plan, the 2013 Plan, the 2015 Plan and the ESPP has been approved by the Company’s shareholders.
Equity Compensation Plan Information

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance (Excludes Securities Reflected in Column (a))
Equity compensation plans approved by shareholders	13,008,429	$21.75	23,536,406
Equity compensation plans not approved by shareholders	—	—	—
Total	13,008,429	$21.75	23,536,406
ITEM 6. [RESERVED]

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
Overview
We are a global oncology company with a proprietary platform technology called Tumor Treating Fields ("TTFields"), which are electric fields tuned to specific frequencies that disrupt cancer cell division. Our key priorities are to drive commercial adoption of Optune and Optune Lua, our commercial devices, and to advance clinical and product development programs intended to extend overall survival in some of the most aggressive forms of cancer.
Optune is approved by the U.S. Food and Drug Administration ("FDA") under the Premarket Approval ("PMA") pathway for the treatment of adult patients with newly diagnosed glioblastoma ("GBM") together with temozolomide, a chemotherapy drug, and for adult patients with GBM following confirmed recurrence after chemotherapy as monotherapy treatment. We also have a CE certificate to market Optune for the treatment of GBM in the European Union ("EU"), as well as approval or local registration in the United Kingdom ("UK"), Japan and certain other countries. Optune Lua is approved by the FDA under the Humanitarian Device Exemption ("HDE") pathway to treatment malignant pleural mesothelioma ("MPM") together with standard chemotherapies. We have also received CE certification in the EU and approval or local registration to market Optune Lua in certain other countries. We market Optune and Optune Lua in multiple countries around the globe with the majority of our revenues coming from the use of Optune in the U.S., Germany and Japan. We are actively evaluating opportunities to expand our international footprint.
We believe the physical mechanism of action behind TTFields therapy may be broadly applicable to solid tumor cancers. Currently, we are conducting phase 3 pivotal studies evaluating the use of TTFields in non-small cell lung cancer ("NSCLC"), ovarian cancer, brain metastases from non-small cell lung cancer ("brain metastases") and pancreatic cancer. In 2021, we completed patient enrollment in our phase 3 pivotal NSCLC and ovarian cancer studies with data anticipated in 2022 and 2023, respectively. Additionally, we have multiple ongoing phase 2 pilot studies evaluating the use of TTFields in gastric cancer, for which patient enrollment is complete, and stage 3 NSCLC, as well as testing the potential incremental survival benefit of TTFields delivered using high-intensity arrays versus standard arrays. We are designing several phase 2 pilot studies in partnership with oncology leaders to further explore the capabilities of TTFields. We are also currently conducting a global phase 4 post-marketing study testing the potential survival benefit of initiating Optune concurrent with radiation therapy versus following radiation therapy in patients with newly diagnosed GBM. In 2021, we presented data from our phase 2 pilot study studying the use of TTFields in liver cancer and are currently evaluating protocol design options for a large, randomized study in this indication. We anticipate expanding our clinical pipeline over time to study the safety and efficacy of TTFields for additional solid tumor indications and combinations with other cancer treatment modalities.
The table below presents the current status of the ongoing clinical studies in our pipeline and anticipated timing of data.

Our therapy is delivered through a medical device and we continue to advance our Products with the intention to extend survival and maintain quality of life for patients. We have several product development programs underway that are designed to optimize TTFields delivery to the target tumor and enhance patient ease of use. Our intellectual property portfolio contains hundreds of issued patents and numerous patent applications pending worldwide. We believe we possess global commercialization rights to our Products in oncology and are well-positioned to extend those rights into the future as we continue to find innovative ways to improve our Products.
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
Impact of COVID-19
In March 2020, the World Health Organization (“WHO”) declared COVID-19 a global pandemic. Since the pandemic began, we have been following the guidance of the WHO, the U.S. Centers for Disease Control and Prevention, and local health authorities in all of our active markets and we have adjusted the way we conduct business to adapt to the evolving situation. The COVID-19 pandemic did not have a material impact on our financial results throughout 2021. The pandemic has had and is having an impact on our day-to-day operations, which varies by region based on factors such as geographical spread, stage of containment and recurrence of the pandemic in each region. We believe the prolonged disruption caused by COVID-19 is resulting in increased volatility across global health care systems, such as fluctuations in patient volumes and changes in patterns of care in certain regions, which is currently impacting and might continue to impact our business and clinical studies in the future. For example, we continue to see fluctuations in the timing of surgeries and radiation therapy in certain regions, which has had some adverse influence on the eligible patient population for Optune. We have also have been impacted by staff disruptions and turnover internally and at treatment sites, clinical study sites and third-party providers, either directly as a result of illness or indirectly as a result of vaccine mandates and other changes in terms of employment. TTFields is an emerging modality in cancer care and requires significant educational effort to drive awareness and acceptance of our therapy. We have relied heavily on virtual engagement to manage these educational efforts since the onset of the pandemic, which poses challenges to our ability to effectively communicate and engage with our customers and partners around the world.
Given the aggressive nature of the cancers that we treat, we believe that the fundamental value proposition of the TTFields platform remains unchanged. We continue to evaluate and plan for the potential effects of COVID-19 on our business moving forward. The extent to which the COVID-19 pandemic may impact our business and clinical studies in the future will depend on further developments, which are highly uncertain and cannot be predicted with confidence. The COVID-19 pandemic may also heighten many of the other risks described in our risk factors disclosed in this Annual Report.

We view our operations and manage our business in one operating segment. Our net revenues were $535.0 million for the year ended December 31, 2021, $494.4 million for the year ended December 31, 2020 and $351.3 million for the year ended December 31, 2019. Our net loss was $58.4 million for the year ended December 31, 2021, net income was $19.8 million for the year ended December 31, 2020 and net loss was $7.2 million for the year ended December 31, 2019. As of December 31, 2021, we had an accumulated deficit of $685.9 million.
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
Operating expenses
Our operating expenses consist of research, development and clinical studies, sales and marketing and general and administrative expenses. Personnel costs are a significant component for each category of operating expenses and consist of wages, benefits and bonuses. Personnel costs also include share-based compensation.
Research, development and clinical studies
Our research, development and clinical studies activity is focused on advancing TTFields through clinical studies across multiple solid tumor types and improving the efficacy and usability of our devices. Research, development and clinical studies costs, including direct and allocated expenses, are expensed as incurred and consist primarily of the following:
•personnel costs for those employees involved in our preclinical and basic research, clinical development programs, clinical affairs, product development and regulatory activities;
•costs to conduct research, product development and clinical study activity through agreements with contract research organizations and other third parties;
•manufacturing expenses associated with our Products, including durable components and disposable arrays, utilized in clinical studies and other research;
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

The following table summarizes our research, development and clinical study expenses by program for the years ended December 31, 2021, 2020 and 2019:

	Year ended December 31,
U.S. dollars in thousands	2021	2020	2019
Preclinical and basic research	$15,580	$12,079	$6,874
Clinical development programs:
LUNAR	9,069	8,261	7,243
INNOVATE - 3	17,708	14,190	4,822
METIS	7,056	5,147	4,699
PANOVA - 3	15,026	7,033	5,368
TRIDENT	12,588	3,709	424
Other clinical studies	4,634	2,764	1,726
Clinical administration	19,764	13,158	8,834
Product development	15,248	9,710	4,944
Clinical affairs	24,486	21,058	15,531
Other research and development costs (1)	32,547	16,776	10,968
Share based compensation	27,597	18,125	7,570
Research, development and clinical studies	$201,303	$132,010	$79,003
(1)     Other research, development and clinical study costs include regulatory affairs, quality assurance, intellectual property, product safety, allocated facilities and other overhead costs.
We are committed to investing strategically to maximize the growth potential of the TTFields platform. We expect growth in our research and development investments to continue into 2022 as we work to advance our pipeline programs and increase acceptance of Tumor Treating Fields across the global oncology community.
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
Revenue recognition
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), an updated standard on revenue recognition and issued subsequent amendments to the initial guidance in March 2016, April 2016, May 2016 and December 2016 within ASU 2016-08, 2016-10, 2016-12 and 2016-20, respectively. The Company adopted the standard effective January 1, 2018 using the modified retrospective method for all contracts. The reported results for 2018 and thereafter reflect the application of Accounting Standards Codification ("ASC") 606 guidance. The amount of revenue recognized reflects the consideration to which we expect to be entitled to receive in exchange for our Products. For additional information, see Note 2(m) to the Consolidated Financial Statements.
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
•the expected share price volatility of our underlying ordinary shares, which since the beginning of 2021, we estimate based on a combination of our own stock price and a representative group of publicly traded biopharmaceutical and medical technology companies with similar characteristics to us ("peer-based companies") for a period matching the expected term assumption when there is not sufficient historical information for our ordinary shares (prior to 2021 our estimation was based on the historical volatility of peer-based companies);
•the risk-free interest rate, which we base on the yield curve of U.S. Treasury securities with periods commensurate with the expected term of the options being valued; and
•the expected dividend yield, which we estimate to be zero based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends.
For information about our ESPP, see Note 14 to the Consolidated Financial Statements.
We recognize share-based compensation costs only for those shares expected to vest over the requisite vesting period of the award, which is generally the option vesting term of four years, using the accelerated method.

The table below summarizes the assumptions that were used to estimate the fair value of the options granted to employees during the periods presented:

	Year ended December 31,
	2021	2020	2019
Expected term (years)	5.50-6.00	5.50-6.00	5.50-6.00
Expected volatility	60%-63%	54%-56%	55%-61%
Risk-free interest rate	0.78%-1.27%	0.30%-0.86%	1.73%-2.40%
Dividend yield	0.00%	0.00%	0.00%
If any of the assumptions used in the Black-Scholes option pricing model change significantly, share-based compensation for future awards may differ materially from the awards granted previously.
So long as our ordinary shares are publicly traded in a liquid market, we will rely on the daily trading price of our ordinary shares when we estimate the fair value of options granted.
We incurred share-based compensation expense of $94.9 million, $75.7 million and $52.4 million during the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, we have unrecognized compensation expense of $96.4 million, which is expected to be recognized over a weighted average period of approximately 2.63 years. We expect to continue to grant equity awards in the future, and to the extent that we do, our recognized share-based compensation expense will likely increase. For additional information, see Note 14 to the Consolidated Financial Statements.
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
Inventories
Inventories are stated at the lower of cost or net realizable value. We regularly evaluate the ability to realize the value of inventory. If the inventories are deemed damaged, if actual demand for our devices declines, or if market conditions are less favorable than those projected, inventory write-offs may be required. For additional information, see Note 2(h) to the Consolidated Financial Statements.
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
For additional information, see Note 13 to the Consolidated Financial Statements.

Results of operations
The following discussion provides an analysis of our results of operations and reasons for material changes therein for 2021 as compared to 2020. See "Results of Operations" in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 2020 Annual Report on Form 10-K, filed with the SEC on February 25, 2021, for an analysis of the 2020 results as compared to 2019.
The following table sets forth our consolidated statements of operations data:

	Year ended December 31,
U.S. dollars in thousands, except share and per share data	2021	2020	2019
Net revenues	$535,031	$494,366	$351,318
Cost of revenues	114,877	106,501	88,606
Gross profit	420,154	387,865	262,712
Operating costs and expenses:
Research, development and clinical studies	201,303	132,010	79,003
Sales and marketing	137,057	118,017	96,675
General and administrative	126,127	107,437	87,948
Total operating costs and expenses	464,487	357,464	263,626
Operating income (loss)	(44,333)	30,401	(914)
Financial expenses (income), net	7,742	12,299	7,910
Income (loss) before income tax	(52,075)	18,102	(8,824)
Income tax	6,276	(1,706)	(1,594)
Net income (loss)	$(58,351)	$19,808	$(7,230)

Basic net income (loss) per ordinary share	$(0.56)	$0.20	$(0.07)

Weighted average number of ordinary shares used in computing basic net income (loss) per share	103,433,274	100,930,866	97,237,549

Diluted net income (loss) per ordinary share	$(0.56)	$0.18	$(0.07)

Weighted average number of ordinary shares used in computing diluted net income (loss) per share	103,433,274	108,877,648	97,237,549
The following table details the share-based compensation expense included in costs and expenses:

	Year ended December 31,
U.S. dollars in thousands	2021	2020	2019
Cost of revenues	$3,471	$2,221	$2,231
Research, development and clinical studies	27,597	18,125	7,570
Sales and marketing	22,673	17,672	11,897
General and administrative	41,159	37,703	30,718
Total share-based compensation expense	$94,900	$75,721	$52,416
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
The following table includes certain commercial operating statistics for and as of the end of the periods presented.

	December 31,
Operating statistics	2021	2020	2019
Active patients at period end
North America	2,272	2,193	1,952
EMEA:
Germany	563	562	493
Other EMEA	445	391	272
Japan	307	265	192
Total	3,587	3,411	2,909

	Year ended December 31,
	2021	2020	2019
Prescriptions received in period
North America	3,781	3,871	3,833
EMEA:
Germany	924	910	872
Other EMEA	521	467	360
Japan	436	365	306
Total	5,662	5,613	5,371

In the U.S., there were 11 active MPM patients on therapy as of December 31, 2021 and 48 MPM prescriptions were received in the year ended December 31, 2021.
Year ended December 31, 2021 compared to year ended December 31, 2020

	Year ended December 31,
	2021	2020	Change	% Change
Net revenues	$535,031	$494,366	$40,665	8%
Net revenues. Net revenues increased by $40.7 million, or 8%, to $535.0 million for the year ended December 31, 2021 from $494.4 million for the year ended December 31, 2020. This primarily was due to an increase of 176 active patients, representing 5% growth and increased efficiency in our revenue operations, offset by a reduction in net revenue per active patient in Germany.
For the year ended December 31, 2021, we recorded $40.3 million in revenues from Medicare fee-for-service beneficiaries billed under the coverage policy compared to $36.1 million for the year ended December 31, 2020. We believe we have completed our administrative ramp-up for processing Medicare claims and efficiently pursuing appeals.
In 2021, we did not record material revenue from the successful appeal of previously denied claims for Medicare fee-for-service beneficiaries billed prior to established coverage, compared to approximately $19 million in incremental net revenues recorded in 2020. We continue to actively appeal and pursue previously denied claims for beneficiaries billed prior to established coverage, but the cadence and amount of these Medicare payments are impossible to predict.

	Year ended December 31,
	2021	2020	Change	% Change
Cost of revenues	$114,877	$106,501	$8,376	8%
Cost of revenues. Our cost of revenues increased by $8.4 million, or 8%, to $114.9 million for the year ended December 31, 2021 from $106.5 million for the year ended December 31, 2020. The increase in cost of revenues primarily was due to increased array utilization and shipping costs to a higher volume of active patients, which increased 5% in the year ended December 31, 2021 compared to the year ended December 31, 2020. An increase of $5 million in product sales to Zai in the year ended December 31, 2021 compared to the year ended December 31, 2020 contributed to the increase in cost of revenues. Excluding sales to Zai, cost of revenues per active patient per month decreased 5% to $2,474 for the year ended December 31, 2021 from $2,602 for the year ended December 31, 2020 due to on-going efficiency initiatives and scale.
Cost of revenues per active patient is calculated by dividing the cost of revenues for the year less product sales to Zai for the year by the average of the active patients at the end of the each quarter in the current year and the end of the year active patients from the prior year. This annual figure is then divided by twelve to estimate the monthly cost of revenues per active patient. Sales to Zai are deducted because they are made at cost and in anticipation of future royalties from Zai, and Zai patient counts are not included in our active patient population. Product sales to Zai totaled $11.3 million for the year ended December 31, 2021 compared to $6.3 million for the year ended December 31, 2020.
Gross margin was 79% for the year ended December 31, 2021 and 78% for the year ended December 31, 2020. Gross margin continues to benefit from ongoing efficiency initiatives and increasing scale and is tempered by product sales to Zai.

	Year ended December 31,
	2021	2020	Change	% Change
Operating expenses:
Research, development and clinical studies	$201,303	$132,010	$69,293	52%
Sales and marketing	137,057	118,017	19,040	16%
General and administrative	126,127	107,437	18,690	17%
Total operating expenses	$464,487	$357,464	$107,023	30%

Research, development and clinical studies expenses. Research, development and clinical studies expenses increased by $69.3 million, or 52%, to $201.3 million for the year ended December 31, 2021 from $132.0 million for the year ended December 31, 2020. The change is primarily due to an incremental $31.6 million in clinical studies and clinical administration expenses, $5.5 million in product development expenses, $3.5 million in preclinical and basic research expenses, and $3.4 million in clinical affairs expenses.
We expect growth in our research and development investments to continue into 2022 as we work to advance our pipeline programs and increase acceptance of Tumor Treating Fields across the global oncology community. We balance our investments in research and development with our organizational capacity to effectively execute our strategic initiatives.
Sales and marketing expenses. Sales and marketing expenses increased by $19.0 million, or 16%, to $137.1 million for the year ended December 31, 2021 from $118.0 million for the year ended December 31, 2020. The change primarily was due to increases of $7.0 million, $4.0 million and $2.6 million in health policy, marketing and sales expenses, respectively, which are intended to support our growing commercial business and reimbursement efforts, including an incremental $5.7 million invested in pre-commercial activities associated with potential commercial launches in additional cancer indications and expansion into new markets in our approved indications.
General and administrative expenses. General and administrative expenses increased by $18.7 million, or 17%, to $126.1 million for the year ended December 31, 2021 from $107.4 million for the year ended December 31, 2020. The change primarily was due to increase of $10.1 million in expenses associated with personnel costs and professional services, as well as an increase of $4.6 in expenses associated with supply chain optimization.

	Year ended December 31,
	2021	2020	Change	% Change
Financial expenses (income), net	$7,742	$12,299	$(4,557)	(37)%
Financial expenses, net. Financial expenses, net, decreased by $4.6 million, or 37%, to $7.7 million for the year ended December 31, 2021 from $12.3 million for the year ended December 31, 2020. The change primarily was due to a prepayment premium related to the 2018 Credit Facility, amortization costs related to the issuance of our convertible notes and expenses related to the senior secured revolving credit facility. See Note 10 to the Consolidated Financial Statements.

	Year ended December 31,
	2021	2020	Change	% Change
Income tax	$6,276	$(1,706)	$7,982	(468)%
Income taxes. Income tax expenses increased by $8.0 million, or 468%, resulting in a tax expense of $6.3 million for the year ended December 31, 2021 compared to a tax benefit of $1.7 million for the year ended December 31, 2020. The change was primary due to a net one-time tax benefit of $11.3 million which was recorded in the first quarter of 2020 in response to the changes in the U.S. tax code related to the economic impact of the COVID-19 pandemic. Without this one-time benefit in 2020, income taxes expenses decreased $3.3 million in 2021 driven by a change in the mix of applicable statutory tax rates in our active jurisdictions.
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

	Year ended December 31,
	2021	2020	2019
Net income (loss)	$(58,351)	$19,808	$(7,230)
Add: Income tax	6,276	(1,706)	(1,594)
Add: Financial expenses (income), net	7,742	12,299	7,910
Add: Depreciation and amortization	10,251	9,150	8,460
EBITDA	$(34,082)	$39,551	$7,546
Add: Share-based compensation	94,900	75,721	52,416
Adjusted EBITDA	$60,818	$115,272	$59,962
Adjusted EBITDA decreased by $54.5 million, or 47%, to $60.8 million for the year ended December 31, 2021 from $115.3 million for the year ended December 31, 2020. This decrease was in part due to a $59.8 million increase in investment in research, development and clinical studies expenses (net of share-based compensation expenses), intended to advance our pipeline programs and increase acceptance of TTFields across the global oncology community, as well as an incremental $5.7 million invested in pre-commercial activities associated with potential commercial launches in additional cancer indications and expansion into new markets in our approved indications.

Liquidity and capital resources
We have incurred significant losses and cumulative negative cash flows from operations with only limited and intermittent operating profits since our founding in 2000. As of December 31, 2021, we had an accumulated deficit of $685.9 million. To date, we primarily have financed our operations through the issuance and sale of equity and the proceeds from long-term loans.
At December 31, 2021, we had $208.8 million in cash and cash equivalents and $728.9 million in short-term investments. At December 31, 2021, our cash, cash equivalents and short-term investments totaled $937.7 million, an increase of $95.1 million compared to $842.6 million at December 31, 2020. The increase was primarily due to net cash generated by operating activities and the exercise of options.
We believe our cash, cash equivalents and short-term investments as of December 31, 2021 are sufficient for our operations for at least the next 12 months based on our existing business plan and our ability to control the timing of significant expense commitments. We expect that our research, development and clinical expenses, sales and marketing expenses and general and administrative expenses will continue to increase over the next several years and may outpace our gross profit. As a result, we may need to raise additional capital to fund our operations.

The following summary of our cash flows for the periods indicated has been derived from our consolidated financial statements, which are included elsewhere in this Annual Report:

	Year ended December 31,
U.S. dollars in thousands	2021	2020	2019
Net cash provided by (used in) operating activities	$82,756	$99,148	$26,620
Net cash provided by (used in) investing activities	(144,834)	(472,847)	(51,667)
Net cash provided by (used in) financing activities	25,702	440,209	61,681
Effect of exchange rate changes on cash and cash equivalents	(188)	247	26
Net increase (decrease) in cash, cash equivalents and restricted cash	$(36,564)	$66,757	$36,660
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
Net cash provided by operating activities was $82.8 million for the year ended December 31, 2021 compared to $99.1 million for the year ended December 31, 2020. Gross profit increased by $32.3 million in 2021 versus 2020, partially funding incremental investments of $69.3 million in research and development and $37.7 million in sales, marketing, general and administrative expenses. The year over year decrease in cash provided by operating activities was driven by lower cash earnings, offset by lower interest payments, as well as the timing of receipts and payments in the ordinary course of business.
Upcoming use of cash in operations will include payments in the normal course of business of $45.3 million in purchase obligations with certain of our suppliers, primarily for the purchase of Product components along with other commitments to purchase goods or services. These amounts include approximately $34.4 million of commitments with three major suppliers. We make such commitments through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. We also have employment agreements with certain employees that require the funding of a specific level of payments if certain events, such as a change in control or termination without cause, occur. In the course of normal business operations, we also have agreements with contract service providers to assist in the performance of our research and development (including clinical studies) and manufacturing activities. We could also enter into additional collaborative research, contract research, manufacturing and supplier agreements in the future, which may require up-front payments and even long-term commitments of cash.
Investing activities
Our investing activities primarily consist of capital expenditures to purchase property and equipment and field equipment, as well as investments in and redemptions of our short-term investments.
Net cash used in investing activities was $144.8 million for the year ended December 31, 2021 compared to net cash used in investing activities of $472.8 million for the year ended December 31, 2020. The net cash used in investing activities for 2021 was primarily attributable to $24.2 million in property and equipment and the net purchase of $120.7 million in short-term investments. The net cash used in investing activities for 2020 was primary attributable to $15.0 million in property and equipment and the net purchase of $457.9 million in short-term investments.
Financing activities
To date, our primary financing activities have been the sale of equity and the proceeds from long-term loans.
Net cash provided by financing activities was $25.7 million for the year ended December 31, 2021 compared to $440.2 million for the year ended December 31, 2020. The net cash provided by financing activities for 2021 was primary attributable to proceeds from exercise of options and issuance of shares pursuant to the ESPP. The net cash provided by financing activities for 2020 primarily was attributable to $558.4 million in proceeds from the convertible note issuance and $31.8 million in proceeds from exercise of options and shares related to the ESPP partially offset by $150.0 million in repayment of the 2018 Credit Facility (as described below).

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
Term loan credit facility
On November 6, 2020, we entered into a new three-year $150.0 million senior secured revolving credit facility with a syndicate of relationship banks (the "2020 Credit Facility"). We may, subject to certain conditions and limitations, increase the revolving credit commitments outstanding under the 2020 Credit Facility or incur new incremental term loans in an aggregate principal amount not to exceed $250.0 million in total.
The commitments under the 2020 Credit Facility are guaranteed by certain of our subsidiaries and secured by a first lien on our and certain of our subsidiaries’ assets. Outstanding loans will bear interest per annum at a sliding scale based on the our secured leverage ratio from 2.75% to 3.25% above the applicable interbank borrowing reference rate for the currency in which the loan is denominated. Additionally, the 2020 Credit Facility contains a fee for the unused revolving credit commitments at a sliding scale based on our secured leverage ratio from 0.35% to 0.45%. The 2020 Credit Facility contains financial covenants requiring maintenance of a minimum fixed charge coverage ratio and specifying a maximum senior secured net leverage ratio, as well as customary events of default which include a change of control. As of December 31, 2021, we were in compliance with such covenants.
As of December 31, 2021, we had no outstanding balance borrowed under the 2020 Credit Facility.
For additional information, see Note 12(c) to the Consolidated Financial Statements.
2020 Prepayment of 2018 term loan
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes. There were no material quantitative changes in our market risk exposures between the year ended December 31, 2021 and the year ended December 31, 2020.
Interest rate sensitivity
Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. Our cash, cash equivalents and short-term investment accounts as of December 31, 2021 totaled $937.7 million and consist of cash, cash equivalents and short-term investments with maturities of less than one year from the date of purchase. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. However, because of the short-term nature of the instruments in our portfolio and our intent to hold instruments to maturity, a 10% change in market interest rates would not be expected to have a material impact on our financial condition or our results of operations.
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

ITEM 8.  FINANCIAL STATEMENTS
NovoCure Limited

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of NovoCure Limited
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of NovoCure Limited and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2021 and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2022 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue recognition – Measuring variable consideration

Description of the Matter
As per the Company's consolidated statements of operations, the net revenues recognized during the fiscal year of 2021 amounted to a sum of $535 million, which included variable consideration estimates. As described in Note 2 to the consolidated financial statements, the transaction price is determined based on the consideration to which the Company will be entitled in exchange for providing Optune solution. The company provides certain patients with implicit price concessions, which results in variable consideration. According to historical records, the Company expects to receive, in aggregate for a given portfolio, less than the gross revenue net of explicit discounts.
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
February 24, 2022

Report of Independent Registered Public Accounting Firm
To the board of directors and shareholders of NovoCure Limited
Opinion on Internal Control over Financial Reporting
We have audited NovoCure Limited and subsidiaries internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control– Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO Criteria). In our opinion, NovoCure Limited and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss) changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2021 and the related notes, and our report dated February 24, 2022 expressed an unqualified opinion thereon.
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
KOST FORER GABBAY & KASIERER
A Member of Ernst & Young Global

Tel-Aviv, Israel
February 24, 2022

NovoCure Limited and subsidiaries
Consolidated balance sheets

	December 31,
U.S. dollars in thousands	2021	2020
Assets
Current assets:
Cash and cash equivalents	$208,802	$234,674
Short-term investments	728,898	607,902
Restricted cash	807	11,499
Trade receivables, net	93,567	96,699
Receivables and prepaid expenses	17,025	21,245
Inventories	24,427	27,422
Total current assets	1,073,526	999,441
Long-term assets:
Property and equipment, net	22,693	11,395
Field equipment, net	12,923	11,230
Right-of-use assets	18,267	19,009
Other long-term assets	12,086	10,908
Total long-term assets	65,969	52,542
Total assets	$1,139,495	$1,051,983
The accompanying notes are an integral part of the consolidated financial statements.

NovoCure Limited and subsidiaries
Consolidated balance sheets

	December 31,
U.S. dollars in thousands, except share and per share data	2021	2020
Liabilities and shareholders’ equity
Current liabilities:
Trade payables	$72,600	$53,647
Other payables, lease liabilities and accrued expenses	70,002	59,965
Total current liabilities	142,602	113,612
Long-term liabilities:
Long-term debt, net	562,216	429,905
Deferred revenues	6,477	12,139
Long term leases	12,997	14,293
Employee benefit liabilities	4,543	5,171
Other long-term liabilities	166	337
Total long-term liabilities	586,399	461,845
Total liabilities	729,001	575,457
Commitments and contingencies
Shareholders’ equity:
Share capital -
Ordinary shares - No par value, Unlimited shares authorized; Issued and outstanding: 103,971,263 shares and 102,334,276 shares at December 31, 2021 and December 31, 2020 respectively;	—	—
Additional paid-in capital	1,099,589	1,111,435
Accumulated other comprehensive income (loss)	(3,169)	(3,832)
Retained earnings (accumulated deficit)	(685,926)	(631,077)
Total shareholders’ equity	410,494	476,526
Total liabilities and shareholders’ equity	$1,139,495	$1,051,983
The accompanying notes are an integral part of the consolidated financial statements.

NovoCure Limited and subsidiaries
Consolidated statements of operations

	Year ended December 31,
U.S. dollars in thousands, except share and per share data	2021	2020	2019
Net revenues	$535,031	$494,366	$351,318
Cost of revenues	114,877	106,501	88,606
Gross profit	420,154	387,865	262,712

Operating costs and expenses:
Research, development and clinical studies	201,303	132,010	79,003
Sales and marketing	137,057	118,017	96,675
General and administrative	126,127	107,437	87,948
Total operating costs and expenses	464,487	357,464	263,626

Operating income (loss)	(44,333)	30,401	(914)
Financial expenses (income), net	7,742	12,299	7,910

Income (loss) before income taxes	(52,075)	18,102	(8,824)
Income tax	6,276	(1,706)	(1,594)
Net income (loss)	$(58,351)	$19,808	$(7,230)

Basic net income (loss) per ordinary share	$(0.56)	$0.20	$(0.07)
Weighted average number of ordinary shares used in computing basic net income (loss) per share	103,433,274	100,930,866	97,237,549

Diluted net income (loss) per ordinary share	$(0.56)	$0.18	$(0.07)
Weighted average number of ordinary shares used in computing diluted net income (loss) per share	103,433,274	108,877,648	97,237,549
The accompanying notes are an integral part of the consolidated financial statements.

NovoCure Limited and subsidiaries
Consolidated statements of comprehensive income (loss)

	Year ended December 31,
U.S. dollars in thousands	2021	2020	2019
Net income (loss)	$(58,351)	$19,808	$(7,230)
Other comprehensive income (loss), net of tax :
Change in foreign currency translation adjustments	302	(85)	(304)
Pension benefit plan	361	(980)	(1,063)
Total comprehensive income (loss)	$(57,688)	$18,743	$(8,597)
The accompanying notes are an integral part of the consolidated financial statements.

NovoCure Limited and subsidiaries
Statements of changes in shareholders’ equity

	Ordinary shares
U.S. dollars in thousands, except share data	(Shares)	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings (accumulated deficit)	Total shareholders’ equity
Balance as of December 31, 2018	93,254,185	$757,314	$(1,400)	$(643,655)	$112,259

Share-based compensation	—	52,416	—	—	52,416
Exercise of options	6,206,884	59,245	—	—	59,245
Issuance of shares in connection with employee stock purchase plan	67,366	2,467	—	—	2,467
Other comprehensive income (loss) net of tax benefit of $(145)	—	—	(1,367)	—	(1,367)
Net income (loss)	—	—	—	(7,230)	(7,230)
Balance as of December 31, 2019	99,528,435	871,442	(2,767)	(650,885)	217,790

Share-based compensation to employees	—	75,721	—	—	75,721
Exercise of options	2,739,150	28,428	—	—	28,428
Issuance of shares in connection with employee stock purchase plan	66,691	3,370	—	—	3,370
Conversion feature of convertible note, net	—	132,474	—		132,474
Other comprehensive income (loss) net of tax expense of $0	—	—	(1,065)	—	(1,065)
Net income (loss)	—	—	—	19,808	19,808
Balance as of December 31, 2020	102,334,276	1,111,435	(3,832)	(631,077)	476,526

Share-based compensation	—	94,900	—	—	94,900
Exercise of options	1,585,617	21,182	—	—	21,182
Issuance of shares in connection with employee stock purchase plan	51,370	4,546	—	—	4,546
Cumulative effect adjustment resulting from ASU 2020-06 early adoption (see Note 2(z))	—	(132,474)	—	3,502	(128,972)
Other comprehensive loss, net of tax expense of $0	—	—	663	—	663
Net income (loss)	—	—	—	(58,351)	(58,351)
Balance as of December 31, 2021	103,971,263	$1,099,589	$(3,169)	$(685,926)	$410,494
The accompanying notes are an integral part of the consolidated financial statements.

NovoCure Limited and subsidiaries
Consolidated statements of cash flows

	Year ended December 31,
U.S. dollars in thousands	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$(58,351)	$19,808	$(7,230)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	10,251	9,150	8,460
Accrued interest	(94)	—	—
Asset write-downs and impairment of field equipment	649	429	398
Share-based compensation	94,900	75,721	52,416
Foreign currency remeasurement loss (gain)	3,231	(699)	(917)
Decrease (increase) in accounts receivables	5,270	(30,354)	(36,496)
Amortization of discount (premium)	3,101	3,260	(2,176)
Decrease (increase) in inventories	2,483	(2,935)	(1,159)
Decrease (increase) in other long-term assets	4,519	(1,366)	3,446
Increase (decrease) in accounts payables and accrued expenses	27,777	25,470	16,883
Increase (decrease) in other long-term liabilities	(10,980)	664	(7,006)
Net cash provided by (used in) operating activities	$82,756	$99,148	$26,620
Cash flows from investing activities:
Purchase of property, equipment and field equipment	(24,170)	(14,968)	(10,485)
Proceeds from maturity of short-term investments	958,000	150,000	420,661
Purchase of short-term investments	(1,078,664)	(607,879)	(461,843)
Net cash provided by (used in) investing activities	$(144,834)	$(472,847)	$(51,667)
The accompanying notes are an integral part of the consolidated financial statements.

NovoCure Limited and subsidiaries
Consolidated statements of cash flows

	Year ended December 31,
U.S. dollars in thousands	2021	2020	2019
Cash flows from financing activities:
Proceeds from issuance of shares, net	$4,546	$3,370	$2,467
Proceeds from convertible note, net	—	558,439	—
Repayment of long-term debt	(26)	(150,028)	(31)
Exercise of options	21,182	28,428	59,245
Net cash provided by (used in) financing activities	$25,702	$440,209	$61,681

Effect of exchange rate changes on cash, cash equivalents and restricted cash	$(188)	$247	$26

Increase (decrease) in cash, cash equivalents and restricted cash	(36,564)	66,757	36,660
Cash, cash equivalents and restricted cash at the beginning of the year	246,173	179,416	142,756
Cash, cash equivalents and restricted cash at the end of the year	$209,609	$246,173	$179,416

Supplemental cash flow activities:
Cash paid during the year for:
Income taxes paid (refunded), net	$3,110	$(3,261)	$11,241
Interest paid	$101	$8,686	$13,699
Non-cash activities:
Right-of-use assets obtained in exchange for lease liabilities	$5,387	$5,617	$22,943
The accompanying notes are an integral part of the consolidated financial statements.

NovoCure Limited and subsidiaries
Notes to consolidated financial statements
U.S. dollars in thousands (except share and per share data)

Note 1: Organization
NovoCure Limited (including its consolidated subsidiaries, the "Company") was incorporated in the Bailiwick of Jersey and is principally engaged in the development, manufacture and commercialization of Tumor Treating Fields ("TTFields") devices, including Optune and Optune Lua (collectively, our "Products"), for the treatment of solid tumor cancers. The Company currently markets Optune in the United States ("U.S."), Germany, Japan and certain other countries. The Company currently markets Optune Lua in the U.S. and European Union. The Company also has a License and Collaboration Agreement (the "Zai Agreement") with Zai Lab (Shanghai) Co., Ltd. ("Zai") to market Optune in China, Hong Kong, Macau and Taiwan ("Greater China"). See Note 12.
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
a. Use of estimates:
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company evaluates on an ongoing basis its assumptions, including those related to contingencies, deferred taxes, tax liabilities, useful-life of field equipment, right-of-use assets and lease liabilities, convertible notes, pension liabilities, revenue recognition, accrued expenses and share-based compensation costs. The Company’s management believes that the estimates, judgment and assumptions used are reasonable based upon information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities at the dates of the consolidated financial statements, and the reported amounts of net revenue and expenses during the reporting period. Actual results could differ from those estimates.
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
e. Short-term investments:
The Company accounts for investments in debt securities in accordance with ASC 320, "Investments—Debt and Equity Securities." Management determines the appropriate classification of its investments in marketable debt securities at the time of purchase and reevaluates such determinations at each balance sheet date. For the years ended December 31, 2021 and 2020, all securities are classified as held-to-maturity since the Company has the intent and ability to hold the securities to maturity and, accordingly, debt securities are stated at amortized cost.
The amortized cost of held-to-maturity securities is adjusted for amortization of premiums and accretion of discounts to maturity and any credit losses. Such amortization and interest are included in the consolidated statement of operations as financial income or expenses, as appropriate.
For the three years ended December 31, 2021, no credit losses have been identified.
f. Restricted cash
The Company has restricted cash used as security for the use of Company credit cards and cash management, presented in short-term assets. Additionally, the Company has pledged bank deposits to cover bank guarantees related to facility rental agreements, fleet lease agreements and customs payments presented in other long-term assets (see Note 12).
g. Trade receivables:
The Company’s trade receivables balance contains billed and unbilled commercial activities. The Company records an allowance for credit losses, if identified. The Company periodically reviews its customers’ credit risk and payment history. To date, the Company has not experienced any material credit losses related to counter-party risk.
h. Inventories:
Inventories are stated at the lower of cost or net realizable value. Cost is determined using the weighted average method. The Company regularly evaluates its ability to realize the value of inventory. If the inventories are deemed damaged, if actual demand for the Company’s devices deteriorates, or if market conditions are less favorable than those projected, inventory write-offs may be required.
Inventory write-offs of $1,045, $616 and $310, respectively, were recorded for the years ended December 31, 2021, 2020 and 2019.
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
Land and assets held within construction in progress are not depreciated. Construction in progress is related to the construction or development of property and equipment that is not yet ready for its intended use.
j. Field equipment:
Field equipment is stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful life of the field equipment, which was determined to be 18 to 36 months. Field equipment is equipment being utilized under service agreements, and accounted for in accordance with ASC 842 on

NovoCure Limited and subsidiaries
Notes to consolidated financial statements
U.S. dollars in thousands (except share and per share data)
a monthly basis as an operating lease (see Note 2(x)). The Company records a write-off provision for any excess, lost or damaged equipment when warranted based on an assessment of the equipment. Write-offs for equipment are included in cost of revenues. During the years ended December 31, 2021, 2020 and 2019, write-offs for $639, $409 and $327, respectively, were recorded (see Note 7).
k. Impairment of long-lived assets:
The Company’s long-lived assets are reviewed for impairment in accordance with ASC 360-10, "Property, Plant and Equipment," whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. During the three years ended December 31, 2021, no impairment losses have been identified.
l. Other long-term assets:
Restricted deposits, long-term lease deposits associated with office rent and vehicles under operating leases, prepaid and vendors down payments are presented in other long-term assets.
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
Net revenues in the years ended December 31, 2021, 2020 and 2019 also include amounts recognized pursuant to the Zai Agreement. For additional information, see Note 12.
n. Charitable care:
The Company provides treatment at no charge to patients who meet certain criteria under its charitable care policy. Because the Company does not pursue collection of amounts determined to qualify as charity, they are not reported as revenue. The Company's costs of care provided under charitable care were $4,204, $3,653 and $2,847 for the years ended December 31, 2021, 2020 and 2019, respectively. These amounts were determined by applying charitable care as a percentage of gross billings to total cost of goods sold.
o. Shipping and handling costs:
The Company does not separately bill its customers for shipping and handling costs associated with shipping Products to its customers. These direct shipping and handling costs of $2,958, $3,224 and $2,688 for the years ended December 31, 2021, 2020 and 2019, respectively, are included in Sales and Marketing costs.
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
Beginning with the first quarter of 2021, the computation of expected volatility is based on a combination of actual historical share price volatility of comparable publicly-traded companies and the historical volatility the Company's shares. Prior to the first quarter of 2021, due to the lack of sufficient historical information for the Company, the computation was based on actual historical volatility of comparable publicly-traded companies. Beginning with the first quarter of 2021, the expected term of options granted is calculated using the Company's historical and future exercise behavior. Prior to the first quarter of 2021, it was calculated using the average between the vesting period and the contractual term to the expected term of the options in effect at the time of grant. The Company has historically not paid dividends and has no foreseeable plans to pay dividends and, therefore, uses an expected dividend yield of zero in the option pricing model. The risk-free interest rate is based on the yield of U.S. treasury bonds with equivalent terms.

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
Our trade receivables are due from numerous governments and federal and state agencies that are paid from their respective budgets, and from hundreds of health insurance companies. The Company does not believe that there

NovoCure Limited and subsidiaries
Notes to consolidated financial statements
U.S. dollars in thousands (except share and per share data)
are significant default risks associated with these governments, agencies and health insurance companies based upon the Company's the historical experience with them.
The Company has no off-balance sheet concentrations of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements.
u. Retirement, pension and severance plans:
The Company has a 401(k) retirement savings plan for its U.S. employees. Each eligible employee may elect to contribute a portion of the employee’s compensation to the plan. Company contributions to the plan are at the sole discretion of the Company's Board of Directors. Currently, the Company provides a matching contribution of 50% of the employee's contributions, up to a maximum of three percent (3%) of the employee's annual salary. The Company began making matching contributions as of January 1, 2019. For the years ended December 31, 2021, 2020 and 2019, the Company had made matching contributions in the amount of $1,967 and $1,589 and $978, respectively, pursuant to the plan.
The Company sponsors a defined benefit plan (the "Swiss Plan") for all its employees in Switzerland for retirement benefits, as well as benefits on death or long-term disability, whereby the employee and the Company contribute a portion of the employee's compensation to the plan. The Swiss Plan is part of a collective pension foundation “Asga Pensionskasse”. Asga is an autonomous pension foundation, meaning that the underlying investment risk and the all biometrical risks (disability, death, longevity) are born by the pension foundation itself. Notwithstanding, the Company and its employees bear the risk of having to pay recovery contributions in a financial distress situation. The Company accounts for this risk in accordance with ASC 715, "Compensation – Retirement Benefits" (see Note 9). The pension expense for the years ended December 31, 2021, 2020 and 2019 was $1,494, $1,588 and $984, respectively.
Israeli law generally requires payment of severance pay upon dismissal of an employee or upon termination of employment in certain other circumstances. The Company contributes to employee pension plans to fund its severance liabilities. According to Section 14 of Israel Severance Pay Law, the Company makes deposits on behalf of its employees with respect to the Company’s severance liability and therefore no obligation is provided for in the financial statements. Severance pay liabilities with respect to employees who are not subject to Section 14, are provided for in the financial statements based upon the number of years of service and the latest monthly salary and the related deposits are recorded as an asset based on the cash surrender value. Contributions pursuant to these obligations for the years ended December 31, 2021, 2020 and 2019 amounted to $1,466, $1,130 and $784, respectively.
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
y. Convertible note:
Prior to January 1, 2021, the Company accounted for its convertible senior notes in accordance with ASC 470-20 "Debt with Conversion and Other Options". Pursuant to ASC Subtopic 470-20, issuers of certain convertible debt instruments, such as the convertible senior notes, that have a net settlement feature and may be settled wholly or partially in cash upon conversion are required to separately account for the liability (debt) and equity (conversion option) components of the instrument. The Company allocated the proceeds from issuance between the liability component and the embedded conversion option, or equity component. The liability component at issuance is recognized at fair value, based on the fair value of a similar instrument of similar credit rating and maturity that does not have a conversion feature. The equity component is based on the excess of the principal amount of the convertible senior notes over the fair value of the liability component and is recorded in additional paid-in capital. The equity component, net of issuance costs is presented within additional paid-in-capital and is not remeasured as long as it continues to meet the conditions for equity classification. The Company allocated the total issuance costs incurred to the liability and equity components of the convertible senior notes based on the same proportions as the proceeds from the notes.
Commencing January 1, 2021, the Company early adopted ASU 2020-06, see note 2(z).

NovoCure Limited and subsidiaries
Notes to consolidated financial statements
U.S. dollars in thousands (except share and per share data)
z. Recently adopted accounting pronouncements:
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
The impact of the Company’s adoption of ASU 2020-06 on the balance sheet as of January 1, 2021 was an increase in long term debt, net of $128,972, a decrease in additional paid-in capital of $132,474, and a decrease in accumulated deficit of $3,502. Interest expense recognized in future periods will be reduced as a result of accounting for the convertible debt instrument as a single liability measured at its amortized cost. For additional information see Note 10 of these audited consolidated financial statements.
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
Cash equivalents include items almost as liquid as cash, such as certificates of deposit and term deposits with maturity periods of three months or less when purchased. The Company’s cash and cash equivalents were composed of:

	December 31,
	2021	2020
Cash	$3,139	$20,339
Money market funds	64,668	214,335
Certificate of deposits, notes and term deposits	140,995	—
Total cash and cash equivalents	$208,802	$234,674
b.    Short-term investments
The following table sets forth the Company’s short-term investments:

	December 31,
	2021	2020
Term deposits	$424,094	$—
US treasury bills	199,981	607,902
Corporate debt securities	104,823	—
Total short-term investments	$728,898	$607,902

NovoCure Limited and subsidiaries
Notes to consolidated financial statements
U.S. dollars in thousands (except share and per share data)
The Company invests in marketable U.S. treasury Bills (“T-bills”), term deposits, notes, and corporate debt securities that are classified as held-to-maturity securities and are presented as cash and cash equivalents and short-term investments according their maturity periods.
The Company measures its cash equivalents and short-term investments at fair value and classifies them within Level 1 or 2. The Company values these investments using quoted market prices or alternative pricing sources and models utilizing market observable inputs. The fair value of the Company's Level 1 financial assets is based on quoted market prices of the identical underlying security. The fair value of the Company's level 2 financial assets is based on inputs that are directly or indirectly observable in the market, including the readily-available pricing sources for the identical underlying security that may not be actively traded.
The estimated fair value of our short-term investments as of December 31, 2021 and 2020 was $728,906 and $607,905, respectively. As of December 31, 2021 and 2020, amounts of $624,083 and $607,905, respectively, were categorized as level 1, and the remaining balance as level 2 in accordance with ASC 820, “Fair Value Measurements and Disclosures.”

Note 4: Receivables and prepaid expenses
The following table sets forth the Company’s receivables and prepaid expenses:

	December 31,
	2021	2020
Advances to and receivables from suppliers	$3,843	$3,768
Government authorities	8,421	13,358
Prepaid expenses	4,711	3,963
Others	50	156
	$17,025	$21,245

Note 5: Inventories
Inventories are stated at the lower of cost or net realizable value. The weighted average methodology is applied to determine cost. The following table sets forth the Company’s inventories:

	December 31,
	2021	2020
Raw materials	$1,485	$5,175
Work in process	8,274	4,896
Finished goods	14,668	17,351
	$24,427	$27,422

NovoCure Limited and subsidiaries
Notes to consolidated financial statements
U.S. dollars in thousands (except share and per share data)
Note 6: Property and equipment, net
The following table sets forth the Company’s property and equipment, net:

	December 31,
	2021	2020
Cost:
Computers and laboratory equipment	$21,135	$18,821
Office furniture	3,044	2,871
Production equipment	2,377	1,628
Land and building	$11,155	$—
Leasehold improvements	7,076	6,501
Total cost	$44,787	$29,821
Accumulated depreciation and amortization	(22,094)	(18,426)
Depreciated cost	$22,693	$11,395
The Company capitalized software costs according to FASB's ASC 350-40, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Cumulative capitalization as of December 31, 2021 and 2020 was $9,979 and $9,219, respectively. Amortization of capitalized software costs for the years ended December 31, 2021, 2020 and 2019 was $1,084, $1,398 and $1,682, respectively.
Depreciation expense was $2,812, $2,635 and $2,080 for the years ended December 31, 2021, 2020 and 2019, respectively.
Note 7: Field equipment, net
The following table sets forth the Company’s field equipment, net:

	December 31,
	2021	2020
Field equipment	$33,789	$27,876
Accumulated depreciation	(20,866)	(16,646)
Field equipment, net	$12,923	$11,230
Depreciation expense was $6,355, $5,117 and $4,631 for the years ended December 31, 2021, 2020 and 2019, respectively. Write downs of $639, $409 and $327 were identified for the years ended December 31, 2021, 2020 and 2019, respectively.
Note 8: Other payables and accrued expenses
The following table sets forth the Company’s other payables and accrued expenses:

	December 31,
	2021	2020
Employees and payroll accruals	$39,590	$30,316
Government authorities	5,797	5,340
Deferred revenues	17,762	17,765
Other	6,853	6,544
	$70,002	$59,965
Note 9: Employee benefit obligations
The Company's liability in respect of the Swiss Plan (see Note 2(u)) is the projected benefit obligation calculated using the projected unit credit method. The projected benefit obligation as of December 31, 2021 represents the

NovoCure Limited and subsidiaries
Notes to consolidated financial statements
U.S. dollars in thousands (except share and per share data)
actuarial present value of the estimated future payments required to settle the obligation that is attributable to employee service rendered before that date. Swiss Plan assets are recorded at fair value. Pension expense is presented in the payroll expenses in the various functions in which the employees are engaged. Actuarial gains and losses arising from differences between the actual and the expected return on the Swiss Plan assets are recognized in accumulated other comprehensive income (loss) and amortized over the requisite service period. The Swiss Plan is part of a collective pension foundation of pooled investments managed by a top tier insurance company. The Company and the employees pay retirement contributions, which are defined as a percentage of the employees’ covered salaries.The basis for the determination of the interest on employee’s savings account is the return on plan assets, considering legal minimum requirements. The targeted allocation for these funds is as follows:

Asset Allocation by Category as of December 31, 2021:	Asset allocation (%)
Asset Category:
Debt Securities	30%
Real Estate	27%
Equity Securities	37%
Others	6%
Total	100%

NovoCure Limited and subsidiaries
Notes to consolidated financial statements
U.S. dollars in thousands (except share and per share data)
The following table sets forth the Swiss Plan’s funded status and amounts recognized in the consolidated financial statements for the year ended December 31, 2021 and 2020:

	December 31,
	2021	2020
Change in Benefit Obligation
Projected benefit obligation at beginning of year	$22,753	$15,685
Interest cost	48	37
Company service cost	1,915	1,483
Employee contributions	1,167	870
Prior service cost	(923)	—
Benefits paid	2,976	1,612
Actuarial loss	2,039	3,066
Projected benefit obligation at end of year	$29,975	$22,753
Change in Plan Assets
Fair value of plan assets at beginning of year	$18,082	$12,356
Actual return on plan assets	1,992	1,938
Employer contributions	1,750	1,306
Employee contributions	1,167	870
Benefits paid	2,976	1,612
Fair value of plan assets at end of year	$25,967	$18,082
Funded Status at End of year
Excess of obligation over assets	$4,008	$4,671
Change in Accrued Benefit Liability
Accrued benefit liability at beginning of year	$(4,671)	$(3,329)
Company contributions made during year	1,750	1,306
Net periodic benefit cost for year	(1,310)	(1,909)
Net decrease (increase) in accumulated other comprehensive loss	223	(739)
Accrued benefit liability at end of year	$(4,008)	$(4,671)

	December 31,
	2021	2020
Non-current plan assets	$25,967	$18,083
Non-current liability	29,975	22,754
Accrued benefit liability at end of year	$(4,008)	$(4,671)
Projected Benefit Payments
Projected year 1	$567	$1,804
Projected year 2	454	394
Projected year 3	819	400
Projected year 4	765	788
Projected year 5	452	405
Projected years 6-10	13,816	3,445
The fair value of the plan assets is the estimated cash surrender value of the insurance contract at December 31, 2021. The level of inputs used to measure fair value was Level 2.

NovoCure Limited and subsidiaries
Notes to consolidated financial statements
U.S. dollars in thousands (except share and per share data)

	Year ended December 31,
	2021	2020
Net Periodic Benefit Cost
Service cost	$1,915	$1,483
Interest cost (income)	48	37
Expected return on plan assets	(508)	(31)
Amortization of actuarial (gain) loss	133	120
Amortization of prior service costs	(94)	(21)
Total net periodic benefit cost	$1,494	$1,588

Weighted average assumptions:
Discount rate as of December 31	0.20%	0.20%
Expected long-term rate of return on assets	2.50%	0.20%
Rate of compensation increase	1.00%	1.00%
Mortality and disability assumptions (*)	BVG 2020 GT	BVG 2015 GT
(*)    Mortality data used for actuarial calculation.
Note 10: Long-term debt, net
The following table sets forth the Company’s long-term debt, net:

	December 31,
	2021	2020
0% Convertible Senior Notes (a)	$562,216	$429,905
Credit facility (b)	—	—
	$562,216	$429,905

a.Convertible Notes
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
As of December 31, 2021, the conditions allowing holders of the Notes to convert were not met. The Notes are therefore not convertible as of December 31, 2021 and are classified as long-term liability.

NovoCure Limited and subsidiaries
Notes to consolidated financial statements
U.S. dollars in thousands (except share and per share data)
The net carrying amount of the liability and equity components of the Convertible Notes (see note 2(z) for additional information) as of December 31, 2021 and 2020 are as follows:

	December 31,
	2021	2020
Liability component, net:
Principal amount	$575,000	$575,000
Unamortized discount	—	(132,797)
Unamortized issuance costs	(12,784)	(12,298)
Net carrying amount of liability component (1)	$562,216	$429,905

Equity component, net:
Conversion feature	$—	$136,402
Issuance costs	$—	(3,928)
Net carrying amount of equity component	$—	$132,474
(1) An effective interest rate determines the fair value of the Notes, therefore they are categorized as Level 3 in accordance with ASC 820, "Fair Value Measurements and Disclosures." The estimated fair value of the Net carrying amount of liability component of the Notes as of December 31, 2021 and 2020 were $467,469 and $450,437, respectively.

Finance expense related to the Notes were as follows:

	Year ended December 31,
	2021	2020
Amortization of debt issuance costs	$3,339	$333
Amortization of debt discount	$—	$3,605
Total finance expense recognized	$3,339	$3,938
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
Note 11: Other long-term liabilities

	December 31,
	2021	2020
Leasehold improvements financing and other	$12	$40
Unrecognized tax benefits (Note 13(e))	154	297
	$166	$337

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
Under ASC 842, all leases with durations greater than 12 months, including non-cancelable operating leases, are recognized on the balance sheet. The aggregated present value of lease payments is recorded as a long-term asset titled right-of-use assets. The corresponding lease liabilities are split between other payables and long-term lease liabilities, and as of December 31, 2021, are as follows:

December 31,
2021
Future minimum lease payments:
2022	$6,925
2023	4,959
2024	3,508
2025	2,083
2026	1,990
Thereafter	2,511
Total future minimum lease payments	$21,976
Less imputed interest	(2,295)
Net present value of future minimum lease payments	$19,681

Current year end
Short-term lease liabilities	$6,684
Long-term lease liabilities	12,997
Net present value of future minimum lease payments	$19,681

Weighted average of remaining operating lease term (years)	4.47

Weighted average of operating lease discount rate	5.62%
Lease and rental expense for the years ended December 31, 2021, 2020 and 2019 was $7,349, $5,950, and $5,410, respectively.
b.    Bank guarantee and pledges
As of December 31, 2021 and 2020 the Company pledged bank deposits of $2,350 and $1,438, respectively, to cover bank guarantees in respect of its leases of operating facilities and obtained guarantees by the bank for the fulfillment of the Company’s lease commitments of $2,698 and $1,687, respectively.
c.     Senior secured revolving credit facility
On November 6, 2020, the Company entered into a new three-year $150,000 senior secured revolving credit facility with a syndicate of relationship banks. The Company may, subject to certain conditions and limitations, increase the

NovoCure Limited and subsidiaries
Notes to consolidated financial statements
U.S. dollars in thousands (except share and per share data)
revolving credit commitments outstanding under the revolving credit facility or incur new incremental term loans in aggregate principal amount not to exceed $250.0 million in total.
The commitments under the revolving credit facility are guaranteed by certain of the Company's subsidiaries and secured by a first lien on the Company's and certain of the Company's subsidiaries’ assets. Outstanding loans will bear interest per annum at a sliding scale based on the Company's secured leverage ratio from 2.75% to 3.25% above the applicable interbank borrowing reference rate for the currency in which the loan is denominated. Additionally, the facility contains a fee for the unused revolving credit commitments at a sliding scale based on the Company's secured leverage ratio from 0.35% to 0.45%. The facility contains financial covenants requiring maintenance of a minimum fixed charge coverage ratio and specifying a maximum senior secured net leverage ratio, as well as customary events of default which include a change of control.
As of December 31, 2021, the Company had no outstanding balance borrowed under the facility.
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
During the year ended December 31, 2020, the Company triggered an aggregate $10,000 of milestone payments, which, with the License Fee, are deferred and recognized over the remainder of the Zai Performance Period ending in September 2024 on a straight-line basis, resulting in revenue of $6,308 $3,981 and $2,115 for the years ended December 31, 2021, 2020 and 2019, respectively.

NovoCure Limited and subsidiaries
Notes to consolidated financial statements
U.S. dollars in thousands (except share and per share data)
Note 13: Income taxes
a.     Tax provision:
Income (loss) before income taxes is as follows:

	Year ended December 31,
	2021	2020	2019
United States (U.S.)	$82,249	$(15,283)	$(87,925)
Non-U.S.	(134,324)	33,385	79,101
Total income (loss) before income taxes	$(52,075)	$18,102	$(8,824)

The provision (benefit) for income taxes from continuing operations is comprised of:

	Year ended December 31,
	2021	2020	2019
Current:
U.S.	$65	$(11,898)	$(6,143)
Non-U.S.	6,211	10,192	4,405
Total current	$6,276	$(1,706)	$(1,738)
Deferred:
Non-U.S.	—	—	144
Total deferred	—	—	144
Total income tax provision	$6,276	$(1,706)	$(1,594)
b.     Theoretical tax
The Company's effective tax rate is affected by the tax rates in the various jurisdictions in which the Company operates. For purposes of comparability, the Company used the notional U.S. federal income tax rate of 21% for the 2021, 2020 and 2019 tax years when presenting the Company's reconciliation of the income tax provision. A reconciliation of the provision for income taxes compared with the amounts at the notional federal statutory rate was:

	Year ended December 31,
	2021	2020	2019
Income (loss) before income taxes	$(52,075)	$18,102	$(8,824)
U.S. statutory income tax rate	21.0%	21.0%	21.0%
Notional U.S. federal income taxes at statutory rate	$(10,936)	$3,801	$(1,853)
Foreign taxes rate differential	14,651	4,024	(4,216)
Share based compensation	(12,669)	(6,190)	(26,528)
Change in valuation allowance	11,643	6,821	244,344
Return to provision true-ups	2,416	654	(5,204)
Research and Development Credits	(2,216)	(5,243)	(2,333)
State income taxes	1,572	607	(16,679)
Withholding Taxes	273	2,366	384
Non-deductible expenses	(147)	260	357
Unamortized intangible assets	—	—	(189,410)
2020 Cares Act	—	(8,694)	—
Other	1,689	(112)	(456)
Income tax	$6,276	$(1,706)	$(1,594)
Effective tax rate	(12.1)%	(9.4)%	18.1%

NovoCure Limited and subsidiaries
Notes to consolidated financial statements
U.S. dollars in thousands (except share and per share data)

c.     Deferred income tax
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2021	2020
Deferred tax assets:
Unamortized intangible assets	$138,978	$157,930
Impact of revenue recognition	$112,251	$131,395
Net operating loss carryforwards	$77,664	$40,314
Share based compensation	$25,644	$17,595
Research and development	$12,146	$9,186
Interest limitations	$7,948	$6,975
Lease liability	$4,836	$1,006
Other temporary differences	$3,032	$2,822
Total gross deferred tax assets	$382,499	$367,223
Less: valuation allowance	(375,717)	(364,082)
Total deferred tax assets	6,782	3,141
Deferred tax liabilities:
Right of use assets	4,559	936
Fixed assets	2,214	2,185
Other liabilities	9	20
Total gross deferred tax liabilities	$6,782	$3,141

Net deferred taxes assets (liability)	$—	$—
d.     Carryforward loss:
The Company had $790,668 of gross non-U.S net operating carryforwards (NOLs) as of December 31, 2021 of which $1,968 carry forward indefinitely. The remainder expires from 2026 through 2038.
Approximately $783,347 of these NOLs are attributable to Novocure Switzerland with $405,553 available at the Federal level and $377,794 available at the cantonal level.
In the U.S., the Company had $98,120 of U.S. federal NOLs and $124,146 of U.S. state NOLs. The U.S. federal NOLs carry forward indefinitely. Also, approximately $24,263 in U.S. state NOLs carry forward indefinitely, with the remainder expiring from 2023 through 2040.

NovoCure Limited and subsidiaries
Notes to consolidated financial statements
U.S. dollars in thousands (except share and per share data)
e.     Uncertain tax benefits:
A reconciliation of the beginning and ending balances of uncertain tax benefits is as follows:

	December 31,
	2021	2020	2019
Balance at beginning of the year	$297	$116	$103
Additions (reductions) for taxes positions related to prior years	(143)	181	13
Balance at the end of the year	$154	$297	$116
The Company recognizes interest and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2021, 2020 and 2019, the Company accrued $5, $21 and $13, respectively, for interest and penalties expenses related to uncertain tax positions.
The Company files income tax returns in the U.S. and various state and foreign jurisdictions. Currently, the Company is under examination by the tax authorities in Israel for the tax years 2017, 2018 and 2019 and is not under examination by any other tax authority. Additional tax years within the period 2015 to 2020 remain subject to examination by the U.S. Internal Revenue Service. Furthermore, tax years 2015 to 2020 remain subject to examination in other U.S. state and municipal jurisdictions, as well as foreign jurisdictions.
Note 14: Share capital
Share capital is composed as follows:

	Issued and outstanding Number of shares December 31,
	2021	2020
Ordinary shares no par value	103,971,263	102,334,276
Equity incentive plans:
Stock option plan
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
In September 2015, the Company adopted the 2015 Omnibus Incentive Plan (the "2015 Plan"). The Company’s shareholders approved the 2015 Plan in September 2015. Under the 2015 Plan, the Company can issue various types of equity compensation awards such as restricted shares, performance shares, restricted stock units ("RSUs"), performance share units ("PSUs"), long-term cash award and other share-based awards. Options granted under the 2015 Plan generally have a vesting period of four years and expire ten years after the date of grant. RSUs granted under the 2015 Plan vest in equal installments over three years. PSUs granted under the 2015 Plan generally vest have a vesting period between three and six years, as performance targets are attained. Options, RSUs and PSUs granted under the 2015 Plan that are canceled before expiration become available for future grants.
On December 31, 2021, in accordance with the terms of the 2015 Plan, the number of shares available for issuance under the 2015 Plan automatically increased by 4% of the Company’s outstanding ordinary shares as of December 31, 2021.  As a result, the number of shares available for issuance under the 2015 Plan increased from 35,107,569 shares to 39,264,853 shares. As of December 31, 2021,18,581,409 ordinary shares are available for grant under the 2015 Plan.
Employee Stock Purchase Plan
In September 2015, the Company adopted an ESPP to encourage and enable eligible employees to acquire ownership of the Company’s ordinary shares purchased through accumulated payroll deductions on an after-tax basis. The ESPP is intended to be an "employee stock purchase plan" within the meaning of Section 423 of the Code and the provisions of the ESPP will be construed in a manner consistent with the requirements of such

NovoCure Limited and subsidiaries
Notes to consolidated financial statements
U.S. dollars in thousands (except share and per share data)
section. The Company began its offerings under the ESPP on August 1, 2016. The Company issued 51,370 ordinary shares for the plan period from January 1, 2021 through December 31, 2021.
The terms of the ESPP provide that on December 31 of each year, the number of shares available for purchase by eligible employees who participate in the ESPP automatically increases by 1% of the Company’s outstanding ordinary shares outstanding, unless the Company determines that such an increase is not necessary. The Company determined that an such increase was not necessary and no such increase took place. As of December 31, 2021, 4,954,997 ordinary shares are available for offering under the ESPP.
The fair value of share-based awards was estimated using the Black-Scholes model for all equity grants and for market condition awards. The Company also applied the Monte-Carlo simulation model, with the following underlying assumptions:

	Year ended December 31,
	2021	2020	2019
Stock Option Plans
Expected term (years)	5.50-6.00	5.50-6.00	5.50-6.00
Expected volatility	60%-63%	54%-56%	55%-61%
Risk-free interest rate	0.78%-1.27%	0.30%-0.86%	1.73%-2.40%
Dividend yield	0.00%	0.00%	0.00%
ESPP
Expected term (years)	0.50	0.50	0.50
Expected volatility	54%-81%	47%-66%	44%-62%
Risk-free interest rate	0.05%-0.09%	0.17%-1.57%	2.10%-2.51%
Dividend yield	0.00%	0.00%	0.00%
A summary of the status of the Company’s options to purchase ordinary shares as of December 31, 2021 and changes during the year ended on that date is presented below:

	Year ended December 31, 2021
	Number of options	Weighted average exercise price	Aggregate intrinsic value
Outstanding at beginning of year	9,220,326	$26.21
Granted	466,360	149.96
Exercised	(1,016,369)	20.81
Forfeited and cancelled	(120,995)	62.77
Outstanding at end of year	8,549,322	$33.09	$394,997
Exercisable options	5,145,149	$19.76	$285,295
A summary of the status of the Company’s RSUs and PSUs as of December 31, 2021 and changes during the year ended on that date is presented below:

NovoCure Limited and subsidiaries
Notes to consolidated financial statements
U.S. dollars in thousands (except share and per share data)

	Year ended December 31, 2021
	Number of RSUs/PSUs	Weighted average grant date fair value price	Aggregate intrinsic value
Unvested at beginning of year	4,466,151	$54.06
Granted	632,275	138.37
Vested	(569,248)	52.63
Forfeited and cancelled	(70,071)	94.41
Unvested at end of year (1)	4,459,107	$65.56	$334,790
(1) Includes PSUs that have a mix of service, market and other milestone performance vesting conditions which are vested upon achievements of market and performance conditions which are not probable, as of December 31, 2021, in accordance with ASC 718 as follows:

December 31, 2021
Number of PSUs	Fair value at grant date per PSU	Total fair value at grant date
2,703,852	$48.16	$130,218
108,113	69.37	7,500
17,712	84.68	1,500
10,532	94.94	1,000
189,626	$114.26	$21,667
3,029,835		$161,885

These PSUs will be expensed over the performance period when the vesting conditions become probable in accordance with ASC 718.
The total equity-based compensation expense related to all of the Company’s equity incentive plans recognized for the years ended December 31, 2021, 2020 and 2019, was comprised as follows:

	Year ended December 31,
	2021	2020	2019
Cost of revenues	$3,471	$2,221	$2,231
Research, development and clinical studies	27,597	18,125	7,570
Sales and marketing	22,673	17,672	11,897
General and administrative	41,159	37,703	30,718
Total share-based compensation expense	$94,900	$75,721	$52,416
As of December 31, 2021, unamortized share-based compensation costs amounted to $96,379 and are expected to be recognized over a weighted average period of approximately 2.63 years.
The weighted average grant date exercise price of the Company’s options granted during the years ended December 31, 2021, 2020 and 2019 were $149.96, $71.87 and $50.45 per share, respectively.
The weighted average grant date fair values of the Company’s options forfeited and cancelled during the years ended December 31, 2021, 2020 and 2019 were $62.77, $22.98 and $22.11, respectively.
The aggregate intrinsic values for the options exercised during the years ended December 31, 2021, 2020 and 2019 were $143,695, $156,910 and $266,626, respectively. The aggregate intrinsic value is calculated as the difference between the per share exercise price and the deemed fair value of the Company’s ordinary shares for each share subject to an option multiplied by the number of shares subject to options at the date of exercise. The Company

NovoCure Limited and subsidiaries
Notes to consolidated financial statements
U.S. dollars in thousands (except share and per share data)
deemed the fair value of the Company’s ordinary shares to be $75.08, $173.04 and $84.27 per share as of December 31, 2021, 2020, and 2019, respectively.
Options outstanding as of December 31, 2021 are as follows:

Exercise price	Number of options outstanding	Weighted average remaining contractual term	Number of options exercisable	Weighted average remaining contractual term
$		(years)		(years)
0.00 - 10.00	1,116,075	4.48	1,116,075	4.48
10.01 - 20.00	2,668,814	4.94	1,787,295	4.74
20.01 - 30.00	1,886,852	5.53	1,461,424	5.35
30.01 - 40.00	331,417	6.56	272,217	6.54
40.01 - 60.00	1,200,783	7.29	274,740	7.21
60.01 - 100.00	871,555	8.18	227,804	8.13
100.01 - 160.00	462,606	9.25	5,594	8.85
160.01 - 220.00	11,220	9.42	—	0.00
	8,549,322	5.97	5,145,149	5.24

Note 15: Financial expenses, net
The following table sets forth the Company’s total financial expenses, net:

	Year ended December 31,
	2021	2020	2019
Financial expenses:
Interest expense	$(101)	$(13,068)	$(13,718)
Revolving credit facility fee	(588)	(79)	—
Amortization of discount and issuance costs	(3,339)	(4,514)	(156)
Foreign currency transaction losses	(4,032)	—	(431)
Others	(779)	(389)	(338)
	$(8,839)	$(18,050)	$(14,643)
Financial income:
Amortization of investments premium	$306	$1,316	$2,331
Foreign currency transaction gains	—	2,648	—
Interest income	791	1,787	4,402
	$1,097	$5,751	$6,733
Total financial expenses, net	$(7,742)	$(12,299)	$(7,910)

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

NovoCure Limited and subsidiaries
Notes to consolidated financial statements
U.S. dollars in thousands (except share and per share data)
The following table sets forth the computation of the Company’s basic and diluted net loss per ordinary share:

	Year ended December 31,
	2021	2020	2019
Net income (loss) attributable to ordinary shares as reported	$(58,351)	$19,808	$(7,230)

Net income (loss) used in computing basic net income (loss) per share	$(58,351)	$19,808	$(7,230)
Adjustment needed in calculating diluted net income (loss) per share	—	—	—
Net income (loss) used in computing diluted net income (loss) per share	$(58,351)	$19,808	$(7,230)

Weighted average number of ordinary shares used in computing basic net income (loss) per share	103,433,274	100,930,866	97,237,549
Potentially dilutive shares that were excluded from the computation of basic net income (loss) per share:
Options	—	6,967,554	—
Restricted share units	—	945,612	—
ESPP	—	33,616	—
Weighted average number of ordinary shares used in computing diluted net income (loss) per share	103,433,274	108,877,648	97,237,549

Weighted anti-dilutive shares outstanding which were not included in the diluted calculation	8,524,922	1,307,762	10,230,982

Basic net income (loss) per ordinary share	$(0.56)	$0.20	$(0.07)

Diluted net income (loss) per ordinary share	$(0.56)	$0.18	$(0.07)

Note 17: Subcontractor
In certain markets and for certain key components, the Company is currently dependent upon sole source suppliers used in its devices. The Company’s management believes that in most cases other suppliers could provide similar components at comparable terms. A change of suppliers which requires FDA or other regulatory approval, however, could cause a material delay in manufacturing and a possible loss of sales, which could adversely affect the Company’s operating results and financial position.

Note 18: Supplemental information
The following table presents long-lived assets by location:

	December 31,
	2021	2020
United States	$23,263	$11,868
Israel	5,297	4,370
Switzerland	4,085	2,849
Germany	1,020	1,075
Japan	799	1,230
Others	1,152	1,233
Total long-lived assets	$35,616	$22,625
The Company’s net revenues by geographic region, based on the patient’s location are summarized as follows:

	Year ended December 31,
	2021	2020	2019
United States	$353,110	$340,782	$232,805
EMEA:
Germany	93,939	93,264	86,564
Other EMEA	30,577	18,654	8,782
Japan	34,640	29,076	17,912
Greater China (1)	22,765	12,590	5,255
Total net revenues	$535,031	$494,366	$351,318

(1)     For additional information, see Note 12.

Note 19: Selected quarterly financial information (Unaudited)
The following table sets forth selected financial information for the Company:

	2021
	Three months ended
	December 31	September 30	June 30	March 31
Net revenues	$133,213	$133,606	$133,517	$134,695
Gross profit	103,526	103,400	104,918	108,310
Operating income (loss)	(23,398)	(8,552)	(12,295)	(88)
Net income (loss)	(26,458)	(13,124)	(14,641)	(4,128)
Basic net income (loss) per ordinary share	$(0.25)	$(0.13)	$(0.14)	$(0.04)
Weighted average number of ordinary shares used in computing basic net income (loss) per share	103,884,288	103,731,147	103,484,866	102,633,545
Diluted net income (loss) per ordinary share	$(0.25)	$(0.13)	$(0.14)	$(0.04)
Weighted average number of ordinary shares used in computing diluted net income (loss) per share	103,884,288	103,731,147	103,484,866	102,633,545

	2020
	Three months ended
	December 31	September 30	June 30	March 31
Net revenues	$143,953	$132,660	$115,925	$101,828
Gross profit	115,817	104,265	90,451	77,332
Operating income (loss)	12,092	15,022	6,668	(3,381)
Net income (loss)	4,917	9,284	1,655	3,952
Basic net income (loss) per ordinary share	$0.05	$0.09	$0.02	$0.04
Weighted average number of ordinary shares used in computing basic net income (loss) per share	101,945,085	101,234,306	100,718,893	99,877,567
Diluted net income (loss) per ordinary share	$0.04	$0.09	$0.02	$0.04
Weighted average number of ordinary shares used in computing diluted net income (loss) per share	110,604,714	108,643,814	107,647,802	108,100,623

	2019
	Three months ended
	December 31	September 30	June 30	March 31
Net revenues	$99,234	$92,062	$86,713	$73,309
Gross profit	74,448	69,162	65,607	53,495
Operating income (loss)	153	3,855	1,196	(6,118)
Net income (loss)	4,260	1,930	(1,270)	(12,150)
Basic net income (loss) per ordinary share	$0.04	$0.02	$(0.01)	$(0.13)
Weighted average number of ordinary shares used in computing basic net income (loss) per share	99,226,445	98,485,519	96,356,317	94,811,282
Diluted net income (loss) per ordinary share	$0.04	$0.02	$(0.01)	$(0.13)
Weighted average number of ordinary shares used in computing diluted net income (loss) per share	107,911,519	107,604,578	96,356,317	94,811,282

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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, it used the criteria established in Internal Control- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such assessment, management has concluded that, as of December 31, 2021, our internal control over financial reporting is effective based on those criteria.
(c) Attestation Report of the Registered Public Accounting Firm
The effectiveness of our internal control over financial reporting as of December 31, 2021, has been audited by Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, an independent registered public accounting firm, as stated in their attestation report, which is included herein.
(d) Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
On February 22, 2022, Todd Longsworth, our General Counsel since 2012, resigned March 31, 2022. Mr. Longsworth will continue to serve as Senior Legal Advisor for a subsequent 12-month period. On February 23, 2022 Barak Ben-Arye, currently our Vice President, EMEA Counsel, was appointed General Counsel, effective April 1, 2022.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

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
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item 11 is incorporated by reference to the information contained under the caption "2020 Director Compensation," "Compensation Discussion and Analysis — Executive Compensation" and "Compensation Committee Report" in our definitive proxy statement related to the 2021 annual meeting of shareholders.
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
(a) DOCUMENTS FILED AS PART OF THIS REPORT
The following is a list of our consolidated financial statements and our subsidiaries and supplementary data included in this Annual Report on Form 10-K under Item 8 of Part II hereof:

1. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2021, 2020 and 2019.

Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019.

Consolidated Statement of Comprehensive Loss for the years ended December 31, 2021, 2020 and 2019.

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2021, 2020 and 2019

Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019.

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
EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Memorandum of Association	S-1/A	9/21/15	3.3
3.2	Amended and Restated Articles of Association	8-K	6/6/18	3.2
4.1	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	2/27/20	4.1
4.2	Eleventh Amended and Restated Investors Rights Agreement, dated June 1, 2015	DRS	6/24/15	4.2
4.3	Tenth Amended and Restated Registration Rights Agreement, dated June 1, 2015	DRS	6/24/15	4.3
4.4	Indenture, dated November 5, 2020, between NovoCure Limited. and U.S. Bank National Association	8-K	11/5/20	4.1

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
4.5	Form of 0% Convertible Senior Note due 2025 (included in Exhibit 4.4)	8-K	11/5/20	4.2
10.1	Credit Agreement dated November 6, 2020 among NovoCure Limited, the subsidiary borrowers party thereto, the lenders party thereto and J.P. Morgan Chase Bank, N.A., as administrative agent	8-K	11/9/20	10.1
10.2	License and Collaboration Agreement, dated as of September 10, 2018, between NovoCure Limited and Zai Lab (Shanghai) Co., Ltd.	10-Q	10/25/18	10.2
10.3	Settlement Agreement with the Technion, dated February 10, 2015	DRS/A	8/11/15	10.13
10.4	2003 Share Option Plan#	DRS	6/24/15	10.3
10.5	2013 Share Option Plan#	DRS	6/24/15	10.4
10.6	2015 Omnibus Incentive Plan#	S-1/A	9/21/15	10.5
10.7	Director Compensation Plan#	S-1/A	9/21/15	10.14
10.8	Employee Share Purchase Plan#	S-1/A	9/21/15	10.15
10.9	Form of Non-Qualified Stock Option Agreement pursuant to the 2015 Omnibus Incentive Plan (U.S. individuals)#	S-1/A	9/21/15	10.17
10.10	Form of Incentive Stock Option Agreement pursuant to the 2015 Omnibus Incentive Plan (U.S. individuals)#	S-1/A	9/21/15	10.18
10.11	2015 Omnibus Incentive Plan, including 2015 Omnibus Incentive Plan Sub-Plan for Grantees Subject to Israeli Taxation and 2015 Omnibus Incentive Plan Sub-Plan for Switzerland#	8-K	12/22/15	10.1
10.12	Form of Incentive Stock Option Agreement pursuant to the 2015 Omnibus Incentive Plan for use in connection with the 2015 Omnibus Incentive Plan Sub-Plan for Grantees Subject to Israeli Taxation (non-102(b) grants)#	8-K	12/22/15	10.2
10.13	Form of Incentive Stock Option Agreement pursuant to the 2015 Omnibus Incentive Plan for use in connection with the 2015 Omnibus Incentive Plan Sub-Plan for Grantees Subject to Israeli Taxation (102(b) grants)#	8-K	12/22/15	10.3
10.14	Form of Stock Option Award Agreement based on the 2015 Omnibus Incentive Plan for use in connection with the 2015 Omnibus Incentive Plan Sub-Plan for Switzerland#	8-K	12/22/15	10.4
10.15	Form of Incentive Stock Option Agreement pursuant to the 2015 Omnibus Incentive Plan for use in Japan#	8-K	12/22/15	10.5
10.16	Form of Stock Option Award Agreement based on the 2015 Omnibus Incentive Plan for use in Germany#	10-K	3/1/16	10.25
10.17	Form of Incentive Stock Option Agreement pursuant to the 2015 Omnibus Incentive Plan#	8-K	5/12/17	10.1
10.18	Form of Non-Qualified Stock Option Agreement pursuant to the 2015 Omnibus Incentive Plan#	8-K	5/12/17	10.2
10.19	Form of Incentive Stock Option Agreement pursuant to the NovoCure Limited 2015 Omnibus Incentive Plan – Form of Performance Option Agreement for Israel#	8-K	4/4/18	10.1
10.20	NovoCure Limited Policy on Recoupment of Incentive Compensation#	8-K	8/1/17	99.1

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
10.21	Form of Indemnification Agreement	8-K	3/22/16	10.1
10.22	Employment Agreement, dated as of May 11, 2016, by and between Novocure USA LLC and William F. Doyle#	8-K	5/13/16	10.1
10.23	Amendment #1 to Employment Agreement between Novocure USA LLC and William F. Doyle dated February 24, 2021#	10-K	2/25/21	10.23
10.24	Israeli SubPlan to the NovoCure Limited Employee Share Purchase Plan#	8-K	6/30/16	10.1
10.25	Non-Employee Director Compensation Program#	10-Q	7/25/19	10.1
10.26	Employment Agreement, dated as of October 10, 2016, by and between NovoCure (Israel) Ltd. and Asaf Danziger#	8-K	10/14/16	10.1
10.27	Employment Agreement, dated as of October 10, 2016, by and between Novocure USA LLC and Wilhelmus Groenhuysen#	8-K	10/14/16	10.2
10.28	Amended and Restated Employment Agreement dated as of September 1, 2020 by and between Novocure USA LLC and Wilhelmus Groenhuysen#	8-K	8/13/20	10.1
10.29	Employment Agreement, dated as of October 10, 2016, by and between NovoCure USA LLC and Michael J. Ambrogi#	8-K	10/14/16	10.3
10.30	Amended and Restated Employment Agreement, dated as of September 1, 2002, by and between NovoCure USA LLC and Michael J. Ambrogi#	8-K	8/13/20	10.30
10.31	Employment Agreement, dated as of September 1, 2020, by and between NovoCure USA LLC and Ashley Cordova#	8-K	8/13/20	10.2
10.32	Employment Agreement, dated as of July 25, 2018, between Novocure USA LLC and Pritesh Shah#	10-Q	10/25/18	10.1
10.33	Form of Restricted Share Unit Award Notice pursuant to the 2015 Omnibus Incentive Plan – Form of Agreement for USA#	10-K	2/23/17	10.28
10.34	Form of Restricted Share Unit Award Notice pursuant to the 2015 Omnibus Incentive Plan – Form of Agreement for Israel#	10-K	2/23/17	10.29
10.35	Form of Restricted Share Unit Award Notice pursuant to the 2015 Omnibus Incentive Plan – Form of Agreement for Switzerland#	10-K	2/23/17	10.30
10.36	Form of Restricted Share Unit Award Notice pursuant to the 2015 Omnibus Incentive Plan – Form of Agreement for Japan#	10-K	2/23/17	10.31
10.37	Form of Restricted Share Unit Award Notice pursuant to the 2015 Omnibus Incentive Plan – Form of Agreement for Germany#	8-K	4/4/18	10.2
10.38	Form of Performance-Based Share Unit Award for Executive Chairman and Chief Executive Officer#	8-K	3/6/20	10.1
10.39	Form of Performance-Based Share Unit Award for Certain Executive Officers#	8-K	3/6/20	10.2
10.40	First Addendum dated June 9, 2020 to License and Collaboration Agreement, dated as of September 10, 2018, between NovoCure Limited and Zai Lab (Shanghai) Co., Ltd.**	10-K	2/25/21	10.40
10.41	Purchase and Sale Agreement dated December 1, 2021 by and between 64 Vaughan Mall, LLC and Novocure Inc.				X

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
10.42	Construction Agreement dated December 30, 2021 by and between Hanover Development Corporation and Novocure Inc.**				X
10.43	Amendment No. 1 dated as of December 6, 2021 to Credit Agreement dated as of November 6, 2020				X
21	Subsidiaries				X
23.1	Consent of Independent Registered Public Accounting Firm				X
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X
32.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X
32.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X
101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

*	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of NovoCure Limited under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.
†	Confidential treatment has been granted for certain information set forth in this exhibit. Such information has been omitted and filed separately with the Securities and Exchange Commission.
#	Compensation plans and arrangements for executive officers and others.
**	Portions of the referenced exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K
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
Date: February 24, 2022

NovoCure Limited

By:	/s/ Asaf Danziger
Asaf Danziger
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	Signature	Title

February 24, 2022	/s/ Asaf Danziger	Chief Executive Officer and Director (Principal Executive Officer)
Asaf Danziger

February 24, 2022	/s/ Ashley Cordova	Chief Financial Officer (Principal Financial and Accounting Officer)
Ashley Cordova

February 24, 2022	/s/ William F. Doyle	Executive Chairman and Director
William F. Doyle

February 24, 2022	/s/ Jeryl L. Hilleman	Director
Jeryl L. Hilleman

February 24, 2022	/s/ David T. Hung	Director
David T. Hung

February 24, 2022	/s/ Kinyip Gabriel Leung	Director
Kinyip Gabriel Leung

February 24, 2022	/s/ Martin J. Madden	Director
Martin J. Madden

February 24, 2022	/s/ Sherilyn D. McCoy	Director
Sherilyn D. McCoy

February 24, 2022	/s/ Timothy J. Scannell	Director
Timothy J. Scannell

February 24, 2022	/s/ William A. Vernon	Director
William A. Vernon