Form 10-Q
period 2022-03-31
NovoCure Ltd
filed 2022-04-28
CIK 1645113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 22, 2022
Ordinary shares, no par value	104,586,094 Shares

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
In addition to historical facts or statements of current condition, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements contained in this report are based on our current plans, expectations, hopes, beliefs, intentions or strategies concerning future developments and their impact on us. Forward-looking statements contained in this report constitute our expectations or forecasts of future events as of the date this report was filed with the Securities and Exchange Commission (the “SEC”) and are not statements of historical fact. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Such statements may include words such as “anticipate,” “will,” “estimate,” “expect,” “project,” “intend,” “should,” “plan,” “believe,” “hope” and other words and terms of similar meaning in connection with any discussion of, among other things, future operating or financial performance, strategic initiatives and business strategies, regulatory or competitive environments, our intellectual property and research and development related to our Tumor Treating Fields devices marketed under various brand names, including Optune and Optune Lua, and software and systems to support and optimize the delivery of Tumor Treating Fields (collectively, our “Products”). In particular, these forward-looking statements include, among others, statements about:
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
These forward-looking statements involve a number of risks and uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Factors which may cause such differences to occur include those risks and uncertainties set forth under Part I, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed on February 24, 2022, as well as other risks and uncertainties set forth from time to time in the reports we file with the SEC. In our prior filings, references to NovoTTF-100L now refer
i

to Optune Lua. We do not intend to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.
TRADEMARKS
This Quarterly Report on Form 10-Q includes trademarks of NovoCure Limited and other persons. All trademarks or trade names referred to herein are the property of their respective owners.
ii

NovoCure Limited
Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION
Item 1.  Financial Statements

NOVOCURE LIMITED AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands (except share data)
	March 31, 2022	December 31, 2021
	Unaudited	Audited
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$190,739	$208,802
Short-term investments	741,562	728,898
Restricted cash	889	807
Trade receivables, net	100,965	93,567
Receivables and prepaid expenses	17,343	17,025
Inventories	29,084	24,427
Total current assets	1,080,582	1,073,526
LONG-TERM ASSETS:
Property and equipment, net	25,072	22,693
Field equipment, net	12,792	12,923
Right-of-use assets	19,937	18,267
Other long-term assets	11,827	12,086
Total long-term assets	69,628	65,969
TOTAL ASSETS	$1,150,210	$1,139,495

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOVOCURE LIMITED AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands (except share data)
	March 31, 2022	December 31, 2021
	Unaudited	Audited
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Trade payables	$69,186	$72,600
Other payables, lease liabilities and accrued expenses	58,613	70,002
Total current liabilities	127,799	142,602
LONG-TERM LIABILITIES:
Long-term debt, net	563,026	562,216
Deferred revenue	5,511	6,477
Long-term leases	14,813	12,997
Employee benefit liabilities	3,024	4,543
Other long-term liabilities	156	166
Total long-term liabilities	586,530	586,399
TOTAL LIABILITIES	714,329	729,001
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Share capital -
Ordinary shares no par value, unlimited shares authorized; issued and outstanding: 104,559,088 shares and 103,971,263 shares at March 31, 2022 (unaudited) and December 31, 2021, respectively	—	—
Additional paid-in capital	1,127,782	1,099,589
Accumulated other comprehensive income (loss)	(1,328)	(3,169)
Retained earnings (accumulated deficit)	(690,573)	(685,926)
TOTAL SHAREHOLDERS' EQUITY	435,881	410,494
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,150,210	$1,139,495
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOVOCURE LIMITED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
U.S. dollars in thousands (except share and per share data)
	Three months ended March 31,		Year ended December 31,
	2022	2021	2021
	Unaudited		Audited
Net revenues	$137,547	$134,695	$535,031
Cost of revenues	27,727	26,385	114,877
Gross profit	109,820	108,310	420,154

Operating costs and expenses:
Research, development and clinical studies	42,234	45,916	201,303
Sales and marketing	37,884	31,357	137,057
General and administrative	30,508	31,125	126,127
Total operating costs and expenses	110,626	108,398	464,487

Operating income (loss)	(806)	(88)	(44,333)
Financial expenses (income), net	1,709	2,646	7,742

Income (loss) before income tax	(2,515)	(2,734)	(52,075)
Income tax	2,132	1,394	6,276
Net income (loss)	$(4,647)	$(4,128)	$(58,351)

Basic net income (loss) per ordinary share	$(0.04)	$(0.04)	$(0.56)
Weighted average number of ordinary shares used in computing basic net income (loss) per share	104,186,120	102,633,545	103,433,274

Diluted net income (loss) per ordinary share	$(0.04)	$(0.04)	$(0.56)
Weighted average number of ordinary shares used in computing diluted net income (loss) per share	104,186,120	102,633,545	103,433,274
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
U.S. dollars in thousands
	Three months ended March 31,		Year ended December 31,
	2022	2021	2021
	Unaudited		Audited
Net income (loss)	$(4,647)	$(4,128)	$(58,351)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustments	330	(268)	302
Pension benefit plan	1,511	2,152	361
Total comprehensive income (loss)	$(2,806)	$(2,244)	$(57,688)

NOVOCURE LIMITED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
U.S. dollars in thousands (except share data)
	Ordinary shares	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings (accumulated deficit)	Total shareholders' equity

Balance as of December 31, 2021 (audited)	103,971,263	$1,099,589	$(3,169)	$(685,926)	$410,494

Share-based compensation to employees	—	25,045	—	—	25,045
Exercise of options and vested RSUs	587,825	3,148	—	—	3,148
Other comprehensive income (loss), net of tax benefit of $0	—	—	1,841	—	1,841
Net income (loss)	—	—	—	(4,647)	(4,647)
Balance as of March 31, 2022 (Unaudited)	104,559,088	$1,127,782	$(1,328)	$(690,573)	$435,881

	Ordinary shares	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings (accumulated deficit)	Total shareholders' equity

Balance as of December 31, 2020 (audited)	102,334,276	$1,111,435	$(3,832)	$(631,077)	$476,526

Share-based compensation to employees	—	18,863	—	—	18,863
Exercise of options and vested RSUs	853,184	7,961	—	—	7,961
Cumulative effect adjustment resulting from ASU 2020-06 early adoption	—	(132,474)	—	3,502	(128,972)
Other comprehensive income (loss), net of tax benefit of $0	—	—	1,884	—	1,884
Net income (loss)	—	—	—	(4,128)	(4,128)
Balance as of March 31, 2021 (Unaudited)	103,187,460	$1,005,785	$(1,948)	$(631,703)	$372,134

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOVOCURE LIMITED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands
	Three months ended March 31,		Year ended December 31,
	2022	2021	2021
	Unaudited		Audited
Cash flows from operating activities:
Net income (loss)	$(4,647)	$(4,128)	$(58,351)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,610	2,370	10,251
Accrued Interest	(221)	—	(94)
Asset write-downs and impairment of field equipment	135	176	649
Share-based compensation	25,045	18,863	94,900
Foreign currency remeasurement loss (gain)	249	2,157	3,231
Decrease (increase) in accounts receivables	(7,461)	4,624	5,270
Amortization of discount (premium)	684	603	3,101
Decrease (increase) in inventories	(4,804)	(1,296)	2,483
Decrease (increase) in other long-term assets	1,863	1,432	4,519
Increase (decrease) in accounts payables and accrued expenses	(14,809)	(2,626)	27,777
Increase (decrease) in other long-term liabilities	(2,331)	(4,394)	(10,980)
Net cash provided by (used in) operating activities	$(3,687)	$17,780	$82,756
Cash flows from investing activities:
Purchase of property, equipment and field equipment	$(5,093)	$(3,981)	$(24,170)
Proceeds from maturity of short-term investments	279,000	608,000	958,000
Purchase of short-term investments	(291,317)	(549,848)	(1,078,664)
Net cash provided by (used in) investing activities	$(17,410)	$54,171	$(144,834)
Cash flows from financing activities:
Proceeds from issuance of shares, net	$—	$—	$4,546
Repayment of long-term debt	(7)	(6)	(26)
Exercise of options	3,148	7,961	21,182
Net cash provided by (used in) financing activities	$3,141	$7,955	$25,702
Effect of exchange rate changes on cash, cash equivalents and restricted cash	$(25)	$(102)	$(188)

Increase (decrease) in cash, cash equivalents and restricted cash	(17,981)	79,804	(36,564)
Cash, cash equivalents and restricted cash at the beginning of the period	209,609	246,173	246,173

Cash, cash equivalents and restricted cash at the end of the period	$191,628	$325,977	$209,609

Supplemental cash flow activities:
Cash paid during the period for:
Income taxes paid (refunded), net	$1,173	$(2,405)	$3,110
Interest paid	$1	$1	$101
Non-cash activities:
Right-of-use assets obtained in exchange for lease liabilities	$3,580	$284	$5,387
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOVOCURE LIMITED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share data)
NOTE 1: ORGANIZATION AND BASIS OF PRESENTATION
Organization. NovoCure Limited (including its consolidated subsidiaries, the "Company") was incorporated in the Bailiwick of Jersey and is principally engaged in the development, manufacture and commercialization of Tumor Treating Fields ("TTFields") devices, including Optune and Optune Lua (collectively, our "Products"), for the treatment of solid tumor cancers. The Company currently markets Optune in the United States ("U.S."), Germany, Japan and certain other countries. The Company currently markets Optune Lua in the U.S. and European Union. The Company also has a License and Collaboration Agreement (the "Zai Agreement") with Zai Lab (Shanghai) Co., Ltd. ("Zai") to market Optune in China, Hong Kong, Macau and Taiwan ("Greater China"). See Note 12 to the Consolidated Financial Statements in the 2021 10-K.
During the year ended December 31, 2019, the Company implemented changes to its corporate entity operating structure, including transferring certain intellectual property to its Swiss subsidiary, primarily to align corporate entities with the Company’s evolving operations and business model. As of January 1, 2022, the effective place of daily management and control of the Company moved to Switzerland and the Company has become a Swiss tax resident.
Financial statement preparation. The accompanying unaudited consolidated financial statements include the accounts of the Company and intercompany accounts and transactions have been eliminated. In the opinion of the Company’s management, the consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation for the periods presented. The preparation of these consolidated financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. These consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the "2021 10-K") filed with the Securities and Exchange Commission on February 24, 2022.
The significant accounting policies applied in the audited annual consolidated financial statements of the Company as disclosed in the 2021 10-K are applied consistently in these unaudited interim consolidated financial statements, except as noted below:
Short-term investments
The Company accounts for investments in debt securities in accordance with ASC 320, "Investments—Debt and Equity Securities."
Management determines the appropriate classification of its investments at the time of purchase and reevaluates such determinations at each balance sheet date. The Company classifies part of its debt securities as available-for-sale and the rest of the balance as held-to-maturity since the Company has the intent and ability to hold the securities to maturity.
Available-for-sale debt securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in accumulated other comprehensive income (loss) in shareholders’ equity. Realized gains and losses on sale of investments are included in financial income, net and are derived using the specific identification method for determining the cost of securities sold.
The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization together with interest on securities is included in financial income, net.
Each reporting period, the Company evaluates whether declines in fair value below amortized cost are due to expected credit losses, as well as the Company’s ability and intent to hold the investment until a forecasted recovery occurs. Allowance for credit losses on available-for-sale debt securities are recognized in the Company’s consolidated statements of income, and any remaining unrealized losses, net of taxes, are included in accumulated other comprehensive income (loss) in stockholders’ equity.

Held-to-maturity debt securities are stated at amortized cost of which is adjusted for amortization of premiums and accretion of discounts to maturity and any credit losses. Such amortization and interest are included in the consolidated statement of operations as financial income or expenses, as appropriate.
NOTE 2: CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
Cash equivalents include items almost as liquid as cash, with maturity periods of three months or less when purchased. As of March 31, 2022 and December 31, 2021, the Company’s cash and cash equivalents were composed of:

	March 31, 2022	December 31, 2021
	Unaudited	Audited
Cash	$8,376	$3,139
Money market funds	92,071	64,668
Corporate debt securities	2,580	—
Certificate of deposits, notes and term deposits	87,712	140,995
Total cash and cash equivalents	$190,739	$208,802
Short-term investments include items with maturity dates between three months and one year when purchased. As of March 31, 2022 and December 31, 2021, the Company’s short-term investments were:

	March 31, 2022	December 31, 2021
	Unaudited	Audited
U.S. Treasury bills	$24,857	$199,981
Other government and governmental agency notes	34,786	—
Corporate debt securities	196,274	104,823
Certificate of deposits, notes and term deposits	485,645	424,094
Total short-term investments	$741,562	$728,898
The Company invests in marketable U.S. Treasury Bills (“T-bills”), other government and governmental agency notes, term deposits, notes, certificate of deposits, money market funds and corporate debt securities that are classified as "held-to-maturity" or "available for sale" securities. These investments are presented as cash and cash equivalents or short-term investments, according their maturity periods.
The estimated fair value of the Company’s short-term investments as of March 31, 2022 and December 31, 2021 was $741,562 and $728,906, respectively. As of March 31, 2022 and December 31, 2021, amounts of $24,857 and $199,988, respectively were categorized as Level 1 and the remaining balance as level 2 in accordance with ASC 820, “Fair Value Measurements and Disclosures”.
NOTE 3: INVENTORIES
Inventories are stated at the lower of cost or net realizable value. The weighted average methodology is applied to determine cost. As of March 31, 2022 and December 31, 2021, the Company’s inventories were composed of:

	March 31, 2022	December 31, 2021
	Unaudited	Audited
Raw materials	$1,831	$1,485
Work in progress	14,010	8,274
Finished products	13,243	14,668
Total	$29,084	$24,427

NOTE 4: COMMITMENTS AND CONTINGENT LIABILITIES

Operating Leases. The facilities of the Company are leased under various operating lease agreements for periods, including options for extensions, ending no later than 2044. The Company also leases motor vehicles under various operating leases, which expire on various dates, the latest of which is in 2025.
Pledged deposits and bank guarantees. As of March 31, 2022 and December 31, 2021, the Company pledged bank deposits of $2,344 and $2,350, respectively, to cover bank guarantees in respect of its leases of operating facilities and obtained bank guarantees for the fulfillment of the Company’s lease and other contractual commitments of $2,692 and $2,698, respectively.
Senior secured revolving credit facility. On November 6, 2020, the Company entered into a three-year $150,000 senior secured revolving credit facility with a syndicate of relationship banks. For additional information, see Note 12(c) to the Consolidated Financial Statements in the 2021 10-K. As of March 31, 2022, the Company had no outstanding balance borrowed under the facility.
NOTE 5: CONVERTIBLE NOTE
On November 5, 2020, the Company issued $575,000 aggregate principal amount of 0% Convertible Senior Notes due 2025 (the “Notes”).
The Notes mature on November 1, 2025, unless earlier repurchased, redeemed or converted as set forth in the Notes. As of March 31, 2022, the conditions allowing holders of the Notes to convert were not met. The Notes are therefore not convertible as of March 31, 2022 and are classified as long-term liability.
For additional information, see Note 10(a) to the Consolidated Financial Statements in the 2021 10-K.
The net carrying amount of the liability of the Notes as of March 31, 2022 and December 31, 2021 are as follows:

	March 31, 2022	December 31, 2021
	Unaudited	Audited
Liability component, net:
Principal amount	$575,000	$575,000
Unamortized issuance costs	(11,974)	(12,784)
Net carrying amount of liability component (1)	$563,026	$562,216
(1) An effective interest rate determines the fair value of the Notes, therefore they are categorized as Level 3 in accordance with ASC 820, "Fair Value Measurements and Disclosures." The estimated fair value of the net carrying amount of liability component of the Notes as of March 31, 2022 and December 31, 2021 were $454,285 and $467,469, respectively.
Finance expense related to the Notes was as follows:

	Three months ended March 31,		Year ended December 31, 2021
	2022	2021
	Unaudited		Audited
Amortization of debt issuance costs	810	709	3,339
Total finance expense recognized	$810	$709	$3,339
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
Options granted under the 2015 Plan generally have a two-year or four-year vesting period and expire ten years after the date of grant. Options granted under the 2015 Plan that are canceled or forfeited before expiration become available for future grants. RSUs granted under the 2015 Plan generally vest over a three year period. PSUs granted under the 2015 Plan generally vest between a three- and six-year period as performance targets are attained. RSUs and PSUs granted under the 2015 Plan that are canceled before expiration become available for future grants. As of March 31, 2022, 17,070,368 ordinary shares were available for grant under the 2015 Plan.
A summary of the status of the Company’s option plans as of March 31, 2022 and changes during the period then ended is presented below:

	Three months ended March 31, 2022
	Unaudited
	Number of options	Weighted average exercise price
Outstanding at beginning of year	8,549,322	$33.09
Granted	575,246	80.59
Exercised	(175,650)	18.14
Forfeited and canceled	(13,467)	77.31
Outstanding as of March 31, 2022	8,935,451	$36.38

Exercisable options	5,787,733	$24.15
For the three months ended March 31, 2022, options to purchase 175,650 ordinary shares were exercised, resulting in the issuance of 175,650 ordinary shares.
A summary of the status of the Company’s RSUs and PSUs as of March 31, 2022 and changes during the period then ended is presented below.

	Three months ended March 31, 2022
	Unaudited
	Number of RSU/PSUs	Weighted average grant date fair value
Unvested at beginning of year	4,459,107	$65.56
Granted	964,555	80.59
Vested	(412,175)	84.05
Forfeited and cancelled	(15,928)	99.97
Unvested as of March 31, 2022 (1)	4,995,559	66.83

(1) Includes PSUs that have a mix of service, market and other milestone performance vesting conditions which are vested upon achievements of performance milestones which are not probable, as of March 31, 2022, in accordance with ASC 718 as follows:

March 31, 2022
Number of PSUs	Fair value at grant date per PSU	Total fair value at grant date
2,703,852	$48.16	$130,218
108,113	69.37	7,500
124,701	80.59	10,050
17,712	84.68	1,500
10,532	94.94	1,000
189,626	$114.26	21,667
3,154,536		$171,935
These PSUs will be expensed over the performance period when the vesting conditions become probable in accordance with ASC 718.
In September 2015, the Company adopted an employee share purchase plan (“ESPP”) to encourage and enable eligible employees to acquire ownership of the Company’s ordinary shares purchased through accumulated payroll deductions on an after-tax basis. In the United States, the ESPP is intended to be an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code and the provisions of the ESPP are construed in a manner consistent with the requirements of such section. As of March 31, 2022, 4,954,997 ordinary shares were available to be purchased by eligible employees under the ESPP.
The fair value of share-based awards was estimated using the Black-Scholes model for all equity grants. For market condition awards, the Company also applied the Monte-Carlo simulation model. We assessed fair value using the following underlying assumptions:

	Three months ended March 31,		Year ended December 31, 2021
	2022	2021
	Unaudited		Audited
Stock Option Plans
Expected term (years)	5.33-5.83	5.86-6.00	5.50-6
Expected volatility	60%-62%	60%-60%	60%-63%
Risk-free interest rate	1.58%-1.61%	0.85%-0.88%	0.78%-1.27%
Dividend yield	0.00%	0.00%	0.00%
ESPP
Expected term (years)	0.50	0.50	0.50
Expected volatility	51%	54%	54%-81%
Risk-free interest rate	0.19%	0.09%	0.05%-0.09%
Dividend yield	0.00%	0.00%	0.00%
The total non-cash share-based compensation expense related to all of the Company’s equity-based awards recognized for the three months ended March 31, 2022 and 2021 and the year ended December 31, 2021 was:

	Three months ended March 31,		Year ended December 31, 2021
	2022	2021
	Unaudited		Audited
Cost of revenues	$952	$733	$3,471
Research, development and clinical studies	6,801	5,124	27,597
Sales and marketing	6,655	4,471	22,673
General and administrative	10,637	8,535	41,159
Total share-based compensation expense	$25,045	$18,863	$94,900

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
The following table sets forth the computation of the Company’s basic and diluted net income (loss) per ordinary share:

	Three months ended March 31,		Year ended December 31, 2021
	2022	2021
	Unaudited		Audited
Net income (loss) attributable to ordinary shares as reported used in computing basic and diluted net income (loss) per share	$(4,647)	$(4,128)	$(58,351)

Weighted average number of ordinary shares used in computing basic net income (loss) per share	104,186,120	102,633,545	103,433,274
Potentially dilutive shares that were excluded from the computation of basic net income (loss) per share:
Options	—	—	—
Restricted share units	—	—	—
ESPP	—	—	—
Weighted average number of ordinary shares used in computing diluted net income (loss) per share	104,186,120	102,633,545	103,433,274

Weighted anti-dilutive shares outstanding which were not included in the diluted calculation	7,874,118	9,734,269	8,524,922

Basic net income (loss) per ordinary share	$(0.04)	$(0.04)	$(0.56)

Diluted net income (loss) per ordinary share	$(0.04)	$(0.04)	$(0.56)

NOTE 8: SUPPLEMENTAL INFORMATION
The Company operates in a single reportable segment.
The following table presents long-lived assets by location:

	March 31, 2022	December 31, 2021
	Unaudited	Audited
United States	$24,336	$23,263
Israel	5,933	5,297
Switzerland	4,625	4,085
Japan	955	799
Germany	812	1,020
Others	1,203	1,152
Total	$37,864	$35,616
The Company’s revenues by geographic region, based on the customer’s location, are summarized as follows:

	Three months ended March 31,		Year ended December 31, 2021
	2022	2021
	Unaudited		Audited
United States	$97,416	$85,908	$353,110
EMEA:
Germany	19,238	26,364	93,939
Other EMEA	7,775	8,619	30,577
Japan	8,750	8,278	34,640
Greater China (1)	4,368	5,526	22,765
Total net revenues	$137,547	$134,695	$535,031
(1) For additional information, see Note 12 to the Consolidated Financial Statements in the 2021 10-K.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist you in better understanding and evaluating our financial condition and results of operations. We encourage you to read this MD&A in conjunction with our unaudited consolidated financial statements and the notes thereto for the period ended March 31, 2022 included in Part I, Item 1 of this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Please refer to the information under the heading “Cautionary Note Regarding Forward-Looking Statements” elsewhere in this report. References to the words “we,” “our,” “us,” and the “Company” in this report refer to NovoCure Limited, including its consolidated subsidiaries.
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
The critical accounting policies requiring estimates, assumptions and judgments that we believe have the most significant impact on our consolidated financial statements can be found in our 2021 10-K. For additional information, see Note 1 to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report. There were no other material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our 2021 10-K.
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
We believe the physical mechanism of action behind TTFields therapy may be broadly applicable to solid tumor cancers. Currently, we are conducting phase 3 pivotal studies evaluating the use of TTFields in non-small cell lung cancer ("NSCLC"), ovarian cancer, brain metastases from non-small cell lung cancer ("brain metastases") and pancreatic cancer. In 2021, we completed patient enrollment in our phase 3 pivotal NSCLC and ovarian cancer studies with data anticipated in 2022 and 2023, respectively. Additionally, we have multiple ongoing phase 2 pilot studies evaluating the use of TTFields. These studies are in gastric cancer, for which patient enrollment is complete, and stage 3 NSCLC, as well as testing the potential incremental survival benefit of TTFields delivered using high-intensity arrays versus standard arrays. We are also currently conducting a global phase 4 post-marketing study testing the potential survival benefit of initiating Optune concurrent with radiation therapy versus following radiation therapy in patients with newly diagnosed GBM. We anticipate expanding our clinical pipeline over time to study the safety and efficacy of TTFields for additional solid tumor indications and combinations with other cancer treatment modalities.

In March 2022, we announced that an independent data monitoring committee ("DMC") conducted a pre-specified interim analysis for the phase 3 pivotal INNOVATE-3 study for the treatment of platinum-resistant ovarian cancer. As part of the interim analysis, the DMC reviewed the safety data for all enrolled patients and completed an analysis of overall survival on the first 540 patients randomized in the study. The interim analysis did not indicate a need to increase the patient sample size and the DMC recommended that the study should continue to final analysis as planned. The INNOVATE-3 study accrued 540 patients as of October 2021 and data will be reviewed in 2023, following an 18 month follow-up period.
The table below presents the current status of the ongoing clinical studies in our oncology pipeline and anticipated timing of final data.

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
In 2018, we granted Zai Lab (Shanghai) Co., Ltd. ("Zai") a license to commercialize Optune in China, Hong Kong, Macau and Taiwan ("Greater China") under a License and Collaboration Agreement (the "Zai Agreement"). The Zai Agreement also establishes a development partnership intended to accelerate the development of TTFields in multiple solid tumor cancer indications. For additional information, see Note 12 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the "2021 10-K").
We view our operations and manage our business in one operating segment. For the three months ended March 31, 2022, our net revenues were $137.5 million. Our net loss for the three months ended March 31, 2022 was $4.6 million. As of March 31, 2022, we had an accumulated deficit of $690.6 million. Our net loss resulted primarily from net revenue growth which was more than offset by increasing investments in sales and marketing initiatives that support our growing commercial business, geographic expansion and pre-commercial activities associated with potential future indication launches.
Impact of COVID-19
In March 2020, the World Health Organization (“WHO”) declared COVID-19 a global pandemic. Since the pandemic began, we have been following the guidance of the WHO, the U.S. Centers for Disease Control and Prevention, and local health authorities in all of our active markets and we have adjusted the way we conduct business to adapt to the evolving situation. The COVID-19 pandemic did not have a material impact on our financial results through the first quarter of 2022. The pandemic has had and is having an impact on our day-to-day operations, which varies by region based on factors such as geographical spread, stage of containment and recurrence of the pandemic in each region. We believe the prolonged disruption caused by COVID-19 is resulting in increased volatility across global health care systems, such as fluctuations in patient volumes and changes in patterns of care in certain regions, which is currently impacting and might continue to impact our business and clinical studies in the future. For example, outside the U.S., localized lockdowns are causing disruptions in the ability to monitor clinical studies. In the first quarter of 2022 we were impacted by staff disruptions and turnover internally and at treatment sites, clinical study sites and third-party providers, either directly as a result of illness or indirectly as a result of vaccine mandates and other changes in terms of employment. TTFields is an emerging modality in cancer care and requires significant educational effort to drive awareness and acceptance of our therapy. We have relied heavily on virtual engagement to manage these educational efforts since the onset of the pandemic, which poses challenges to our ability to effectively communicate and engage with our customers and partners around the world.
Given the aggressive nature of the cancers that we treat, we believe that the fundamental value proposition of the TTFields platform remains unchanged. We continue to evaluate and plan for the potential effects of COVID-19 on our business moving forward. The extent to which the COVID-19 pandemic may impact our business and clinical studies in the future will depend on further developments, which are highly uncertain and cannot be predicted with confidence. The COVID-19 pandemic may also have the effect of heightening many of the other risks described in our risk factors disclosed in our 2021 10-K.
Commentary on Results of Operations
Net revenues. Our revenues are primarily derived from patients using our Products in our active markets. We charge for treatment with our Products on a monthly basis. Our potential net revenues per patient are determined by our ability to secure payment, the monthly fee we collect and the number of months that the patient remains on therapy.
We also receive revenues pursuant to the Zai Agreement. For additional information regarding the Zai Agreement, see Note 12 to the Consolidated Financial Statements in our 2021 10-K.
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

Results of Operations
The following discussion provides an analysis of our results of operations and reasons for material changes therein for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The tables contained in this section report U.S. dollars in thousands (except share, patient, and prescription data).

The following table sets forth our consolidated statements of operations data:

	Three months ended March 31,
	2022	2021
	Unaudited
Net revenues	$137,547	$134,695
Cost of revenues	27,727	26,385
Gross profit	109,820	108,310

Operating costs and expenses:
Research, development and clinical studies	42,234	45,916
Sales and marketing	37,884	31,357
General and administrative	30,508	31,125
Total operating costs and expenses	110,626	108,398

Operating income (loss)	(806)	(88)
Financial expenses (income), net	1,709	2,646

Income (loss) before income taxes	(2,515)	(2,734)
Income taxes	2,132	1,394
Net income (loss)	$(4,647)	$(4,128)

Basic net income (loss) per ordinary share	$(0.04)	$(0.04)
Weighted average number of ordinary shares used in computing basic net income (loss) per share	104,186,120	102,633,545
Diluted net income (loss) per ordinary share	$(0.04)	$(0.04)
Weighted average number of ordinary shares used in computing diluted net income (loss) per share	104,186,120	102,633,545

The following table details the share-based compensation expense included in costs and expenses:

	Three months ended March 31,
	2022	2021
	Unaudited
Cost of revenues	$952	$733
Research, development and clinical studies	6,801	5,124
Sales and marketing	6,655	4,471
General and administrative	10,637	8,535
Total share-based compensation expense	$25,045	$18,863

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
The following table includes certain commercial operating statistics for and as of the end of the periods presented.

	March 31,
Operating statistics	2022	2021
Active patients at period end
North America (1)	2,257	2,183
EMEA:
Germany	529	594
Other EMEA	436	406
Japan	327	271
Total	3,549	3,454

	Three months ended March 31,
	2022	2021
Prescriptions received in period
North America (1)	935	917
EMEA:
Germany	220	248
Other EMEA	127	134
Japan	102	103
Total	1,384	1,402
(1) North America includes data for the United States and Canada for the first quarter of 2022 and the United States only for all other periods.
There were 10 active MPM patients on therapy as of March 31, 2022 and 9 MPM prescriptions were received in the three months ended March 31, 2022.
Three months ended March 31, 2022 compared to three months ended March 31, 2021

	Three months ended March 31,
	2022	2021	% Change
Net revenues	$137,547	$134,695	2%
Net revenues. Net revenues increased 2% to $137.5 million for the three-month period ended March 31, 2022 from $134.7 million for the same period in 2021. The increase resulted primarily from an increase of 95 active patients in our currently active markets, representing 3% growth. Additionally, for the quarter ended March 31, 2022, net revenue per active patient per month was positively impacted by increased collections for previously denied and appealed claims in the U.S., offset by a negative impact in Germany following contract negotiations with several large German payers. We continue to actively appeal and pursue previously denied claims, but the cadence and size of these collections are impossible to predict.

	Three months ended March 31,
	2022	2021	% Change
Cost of revenues	$27,727	$26,385	5%
Cost of revenues. Our cost of revenues increased by 5% to $27.7 million for the three months ended March 31, 2022 from $26.4 million for the same period in 2021. For the three month period, the increase in cost of revenues was primarily due to the cost of shipping transducer arrays to a higher volume of commercial patients and increasing shipments of equipment to Zai Lab. We continue to focus on opportunities to increase efficiencies and scale within our supply chain. This includes evaluating new materials, manufacturers, and processes that could lead to lower costs.
Gross margin was 80% for the three months ended March 31, 2022 and 80% for the three months ended March 31, 2021. Excluding sales to Zai, cost of revenues per active patient per month was $2,413 for the three months ended March 31, 2022, virtually unchanged from $2,415 for the same period in 2021, with increasing supply chain efficiencies offsetting the impact of broader economic challenges. Cost of revenues per active patient is calculated by dividing the cost of revenues for the quarter less equipment sales to Zai for the quarter by the average of the active patients at the end of the prior quarter and the ending active patients in the current quarter. This quarterly figure is then divided by three to estimate the monthly cost of revenues per active patient. Sales to Zai are deducted because they are sold at cost and in anticipation of future royalties from Zai, and Zai patient counts are not included in our active patient population. Product sales to Zai totaled $1.9 million for the three months ended March 31, 2022 compared to $1.5 million for the three months ended March 31, 2021.
Operating Expenses.

	Three months ended March 31,
	2022	2021	% Change
Research, development and clinical studies	$42,234	$45,916	(8)%
Sales and marketing	37,884	31,357	21%
General and administrative	30,508	31,125	(2)%
Total operating expenses	$110,626	$108,398	2%
Research, development and clinical study expenses. Research, development and clinical study expenses decreased 8% to $42.2 million for the three-month period ended March 31, 2022 from $45.9 million in the same period in 2021, primarily driven by a reduction in direct clinical study costs. Direct clinical study costs historically represent approximately 30% of total research and development expenses and can fluctuate quarter-to-quarter, dependent on the amount of clinical research organization services delivered and clinical materials procured within a given quarter.
Sales and marketing expenses. Sales and marketing expenses increased 21% to $37.9 million for the three-month periods ended March 31, 2022 from $31.4 million for the same period in 2021. For the three month period, the change was primarily due to an increase in market research and strategic planning activities intended to enhance our commercial capabilities in anticipation of potential future approvals in new indications, including NSCLC and ovarian cancer. Additionally, we are investing in market access capabilities in order to evaluate opportunities, identify optimal access pathways, and successfully gain reimbursement in new geographies.
General and administrative expenses. General and administrative expenses decreased 2% to $30.5 million for the three months ended March 31, 2022 from $31.1 million for the same period in 2021. For the three month periods, the change was primarily due to a decrease in personnel costs.

	Three months ended March 31,
	2022	2021	% Change
Financial expenses (income), net	$1,709	$2,646	(35)%
Financial expenses, net. Financial expenses decreased 35% to $1.7 for the three months ended March 31, 2022 from $2.6 for the same period in 2021. For the three month periods, the decrease was primarily due to increased interest income and foreign exchange rate fluctuations.

	Three months ended March 31,
	2022	2021	% Change
Income taxes	$2,132	$1,394	53%
Income taxes. Income taxes increased by $0.7 million, or 53% to $2.1 million for the three months ended March 31, 2022 compared to a tax expense of $1.4 million for the same period in 2021. For the three months ended March 31, 2022 the increase reflects a change in the mix of applicable statutory tax rates in active jurisdictions.
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

	Three months ended March 31,
	2022	2021	% Change
Net income (loss)	$(4,647)	$(4,128)	13%
Add: Income tax	2,132	1,394	53%
Add: Financial expenses (income), net	1,709	2,646	(35)%
Add: Depreciation and amortization	2,610	2,370	10%
EBITDA	$1,804	$2,282	(21)%
Add: Share-based compensation	25,045	18,863	33%
Adjusted EBITDA	$26,849	$21,145	27%
Adjusted EBITDA for the three months ended March 31, 2022 was $26.8 million. Net income was roughly flat compared to the same period in 2021, which reflects an increase in net revenue generated in the period, offset by investments in research and development, sales and marketing, and other operational activities intended to maximize future growth opportunities. Adjusted EBITDA increased by 27% from $21.1 million for the same period in 2021, which was primarily driven by a change in the mix of cash and non-cash based expenses in the form of share-based compensation.

Liquidity and Capital Resources
We have incurred significant losses and cumulative negative cash flows from operations since our founding in 2000. As of March 31, 2022, we had an accumulated deficit of $690.6 million. To date, we have primarily financed our operations through the issuance and sale of equity and the proceeds from long-term loans.
At March 31, 2022, we had $932.3 million in cash, cash equivalents and short-term investments, a decrease of $5.4 million compared to $937.7 million at December 31, 2021. We believe our cash, cash equivalents and short-term investments as of March 31, 2022 are sufficient for our operations for at least the next 12 months based on our existing business plan and our ability to control the timing of significant expense commitments. We expect that our research, development and clinical study expenses, sales and marketing expenses and general and administrative expenses will continue to increase over the next several years and may outpace our gross profit. As a result, we may need to raise additional capital to fund our operations.

The following summary of our cash flows for the periods indicated has been derived from our unaudited consolidated financial statements, which are included elsewhere in this Quarterly Report:

	Three months ended March 31,
	2022	2021	Change	% Change
Net cash provided by (used in) operating activities	$(3,687)	$17,780	$(21,467)	(121)%
Net cash provided by (used in) investing activities	(17,410)	54,171	(71,581)	(132)%
Net cash provided by financing activities	3,141	7,955	(4,814)	(61)%
Effect of exchange rate changes on cash and cash equivalents	(25)	(102)	77	(75)%
Net increase (decrease) in cash, cash equivalents and restricted cash	$(17,981)	$79,804	$(97,785)	(123)%
Operating activities. Net cash used in or provided by operating activities represents our net income (loss) for the periods presented, share-based compensation and depreciation and amortization. Operating cash flows are also impacted by changes in working capital.
Net cash provided by operating activities decreased by $21.5 million from $17.8 million net cash provided by operating activities for the three months ended March 31, 2021 to $3.7 million net cash used in operating activities for the three months ended March 31, 2022. This decrease was a result of net income being roughly flat compared to the same period in 2021, with a $27.8 million increase in working capital, including a $12.2 million decrease in accounts payables and accrued expenses, $12.1 million increase in accounts receivables and $3.5 million increase in inventories, partially offset by a $6.2 million change in the mix from cash to non-cash based expenses.
Investing activities. Our investing activities consist primarily of investments in and redemptions of our short-term investments as well as investments in property and equipment.
Net cash used in investing activities was $17.4 million for the three months ended March 31, 2022, compared to $54.2 million provided by investing activities for the three months ended March 31, 2021. The net cash used in investing activities for the three months ended March 31, 2022 was primarily attributable to $12.3 million of net purchase of short-term investments, and the purchase of $5.1 million of property and equipment. The net cash provided by investing activities for the three months ended March 31, 2021 was primarily attributable to $58.2 million of net proceeds from maturity of short-term investments, partially offset by the purchase of $4.0 million of property and equipment.
Financing activities. To date, our primary financing activities have been the sale of equity and the proceeds from long-term loans. Net cash provided by financing activities was $3.1 million for the three months ended March 31, 2022, as compared to $8.0 million provided by financing activities for the three months ended March 31, 2021. The net cash provided by financing activities for the three months ended March 31, 2022 and March 31, 2021 included proceeds from the exercise of options under the Company's stock option plan.
Convertible Notes
On November 5, 2020, we issued $575.0 million aggregate principal amount of 0% Convertible Senior Notes due 2025 (the “Notes”). The Notes are senior unsecured obligations. The Notes do not bear regular interest, and the principal amount of the Notes will not accrete. The Notes are convertible at an initial conversion rate of 5.9439 ordinary shares per $1,000 principal amount of the Notes, which is equivalent to an initial conversion price of approximately $168.24 per ordinary share. The Notes are convertible at the option of the holders upon the satisfaction of certain other conditions and during certain periods, and if the Company exercises its right to redeem the Notes as permitted or required by the indenture. On or after August 1, 2025 until the close of the business on the business day immediately preceding the maturity date, holders may convert all or any portion of their Notes at the conversion rate at any time irrespective of the foregoing conditions.
In January 2021, we irrevocably elected to settle all conversions of Notes by a combination of cash and our ordinary shares and that the cash portion per $1,000 principal amount of Notes for all conversion settlements shall be $1,000. Accordingly, from and after the date of the election, upon conversion of any Notes, holders of Notes will receive, with respect to each $1,000 principal amount of Notes converted, cash in an amount up to $1,000 and the balance of the conversion value, if any, in our ordinary shares
For more information, see Note 10a. to the Consolidated Financial Statements in the 2021 10-K.
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
The commitments under the 2020 Credit Facility are guaranteed by certain of our subsidiaries and secured by a first lien on our and certain of our subsidiaries’ assets. Outstanding loans bear interest per annum at a sliding scale based on the our secured leverage ratio from 2.75% to 3.25% above the applicable interbank borrowing reference rate for the currency in which the loan is denominated. Additionally, the 2020 Credit Facility contains a fee for the unused revolving credit commitments at a sliding scale based on our secured leverage ratio from 0.35% to 0.45%. The 2020 Credit Facility contains financial covenants requiring maintenance of a minimum fixed charge coverage ratio and specifying a maximum senior secured net leverage ratio, as well as customary events of default which include a change of control. As of March 31, 2022, we were in compliance with such covenants.
As of March 31, 2022, we had no outstanding balance borrowed under the 2020 Credit Facility.
Contractual Obligations and Commitments
There have been no material changes from the information disclosed in our 2021 10-K.
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements as defined under U.S. Securities and Exchange Commission (“SEC”) rules.
Item 3.  Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes from the information disclosed in our 2021 10-K.
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.  Risk Factors
There have been no material changes to our risk factors disclosed in Part I, Item 1A “Risk Factors” in the 2021 10-K.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not applicable.
Item 5.  Other Information
None.

Item 6.  Exhibits
EXHIBIT INDEX

Exhibit Number		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Date	Number
10.1	Employment Agreement, dated as of April 1, 2022, by and between NovoCure USA LLC and Todd Longsworth#	8-K	April 7, 2022	10.1
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X
32.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X
32.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X
101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Extension Presentation Linkbase Document				X
104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101)				X
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

NovoCure Limited

Date: April 28, 2022	/s/ Ashley Cordova
Ashley Cordova Chief Financial Officer (principal financial and accounting officer and duly authorized officer)