Form 10-Q
period 2022-06-30
NovoCure Ltd
filed 2022-07-28
CIK 1645113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 22, 2022
Ordinary shares, no par value	104,738,581 Shares

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
ii

NovoCure Limited
Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION
Item 1.  Financial Statements

NOVOCURE LIMITED AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands (except share data)
	June 30, 2022	December 31, 2021
	Unaudited	Audited
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$367,014	$208,802
Short-term investments	581,503	728,898
Restricted cash	749	807
Trade receivables, net	97,563	93,567
Receivables and prepaid expenses	18,195	17,025
Inventories	29,531	24,427
Total current assets	1,094,555	1,073,526
LONG-TERM ASSETS:
Property and equipment, net	26,561	22,693
Field equipment, net	12,377	12,923
Right-of-use assets	18,281	18,267
Other long-term assets	10,898	12,086
Total long-term assets	68,117	65,969
TOTAL ASSETS	$1,162,672	$1,139,495

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOVOCURE LIMITED AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands (except share data)
	June 30, 2022	December 31, 2021
	Unaudited	Audited
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Trade payables	$79,910	$72,600
Other payables, lease liabilities and accrued expenses	55,489	70,002
Total current liabilities	135,399	142,602
LONG-TERM LIABILITIES:
Long-term debt, net	563,846	562,216
Deferred revenue	4,541	6,477
Long-term leases	13,377	12,997
Employee benefit liabilities	3,598	4,543
Other long-term liabilities	239	166
Total long-term liabilities	585,601	586,399
TOTAL LIABILITIES	721,000	729,001
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Share capital -
Ordinary shares no par value, unlimited shares authorized; issued and outstanding: 104,727,685 shares and 103,971,263 shares at June 30, 2022 (unaudited) and December 31, 2021, respectively	—	—
Additional paid-in capital	1,158,348	1,099,589
Accumulated other comprehensive income (loss)	(2,095)	(3,169)
Retained earnings (accumulated deficit)	(714,581)	(685,926)
TOTAL SHAREHOLDERS' EQUITY	441,672	410,494
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,162,672	$1,139,495
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOVOCURE LIMITED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
U.S. dollars in thousands (except share and per share data)
	Three months ended June 30,		Six months ended June 30,		Year ended December 31,
	2022	2021	2022	2021	2021
	Unaudited		Unaudited		Audited
Net revenues	$140,866	$133,517	$278,413	$268,212	$535,031
Cost of revenues	28,503	28,599	56,230	54,984	114,877
Gross profit	112,363	104,918	222,183	213,228	420,154

Operating costs and expenses:
Research, development and clinical studies	57,075	50,315	99,309	96,231	201,303
Sales and marketing	44,750	34,138	82,634	65,495	137,057
General and administrative	31,666	32,760	62,174	63,885	126,127
Total operating costs and expenses	133,491	117,213	244,117	225,611	464,487

Operating income (loss)	(21,128)	(12,295)	(21,934)	(12,383)	(44,333)
Financial expenses (income), net	2,228	940	3,937	3,586	7,742

Income (loss) before income tax	(23,356)	(13,235)	(25,871)	(15,969)	(52,075)
Income tax	652	1,406	2,784	2,800	6,276
Net income (loss)	$(24,008)	$(14,641)	$(28,655)	$(18,769)	$(58,351)

Basic net income (loss) per ordinary share	$(0.23)	$(0.14)	$(0.27)	$(0.18)	$(0.56)
Weighted average number of ordinary shares used in computing basic net income (loss) per share	104,627,789	103,484,866	104,408,164	103,061,557	103,433,274

Diluted net income (loss) per ordinary share	$(0.23)	$(0.14)	$(0.27)	$(0.18)	$(0.56)
Weighted average number of ordinary shares used in computing diluted net income (loss) per share	104,627,789	103,484,866	104,408,164	103,061,557	103,433,274
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
U.S. dollars in thousands
	Three months ended June 30,		Six months ended June 30,		Year ended December 31,
	2022	2021	2022	2021	2021
	Unaudited		Unaudited		Audited
Net income (loss)	$(24,008)	$(14,641)	$(28,655)	$(18,769)	$(58,351)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustments	680	413	1,010	145	302
Unrealized gain (loss) from debt securities	(769)	—	(769)	—	—
Pension benefit plan	(678)	416	833	2,568	361
Total comprehensive income (loss)	$(24,775)	$(13,812)	$(27,581)	$(16,056)	$(57,688)

NOVOCURE LIMITED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
U.S. dollars in thousands (except share data)
	Ordinary shares	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings (accumulated deficit)	Total shareholders' equity

Balance as of December 31, 2021 (audited)	103,971,263	$1,099,589	$(3,169)	$(685,926)	$410,494

Share-based compensation to employees	—	25,045	—	—	25,045
Exercise of options and vested RSUs	587,825	3,148	—	—	3,148
Other comprehensive income (loss), net of tax benefit of $0	—	—	1,841	—	1,841
Net income (loss)	—	—	—	(4,647)	(4,647)
Balance as of March 31, 2022 (Unaudited)	104,559,088	$1,127,782	$(1,328)	$(690,573)	$435,881

Share-based compensation to employees	—	25,823	—	—	25,823
Proceeds from issuance of shares	46,709	2,759	—	—	2,759
Exercise of options and vested RSUs	121,888	1,984	—	—	1,984
Other comprehensive income (loss), net of tax benefit of $0	—	—	(767)	—	(767)
Net income (loss)	—	—	—	(24,008)	(24,008)
Balance as of June 30, 2022 (Unaudited)	104,727,685	$1,158,348	$(2,095)	$(714,581)	$441,672

	Ordinary shares	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings (accumulated deficit)	Total shareholders' equity

Balance as of December 31, 2020 (audited)	102,334,276	$1,111,435	$(3,832)	$(631,077)	$476,526

Share-based compensation to employees	—	18,863	—	—	18,863
Exercise of options and vested RSUs	853,184	7,961	—	—	7,961
Cumulative effect adjustment resulting from ASU 2020-06 early adoption	—	(132,474)	—	3,502	(128,972)
Other comprehensive income (loss), net of tax benefit of $0	—	—	1,884	—	1,884
Net income (loss)	—	—	—	(4,128)	(4,128)
Balance as of March 31, 2021 (Unaudited)	103,187,460	$1,005,785	$(1,948)	$(631,703)	$372,134

Share-based compensation to employees	—	27,881	—	—	27,881
Proceeds from issuance of shares	17,291	2,371	—	—	2,371
Exercise of options and vested RSUs	436,487	8,695	—	—	8,695
Other comprehensive income (loss), net of tax benefit of $0	—	—	829	—	829
Net income (loss)	—	—	—	(14,641)	(14,641)
Balance as of June 30, 2021 (Unaudited)	103,641,238	$1,044,732	$(1,119)	$(646,344)	$397,269

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOVOCURE LIMITED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands
	Three months ended June 30,		Six months ended June 30,		Year ended December 31,
	2022	2021	2022	2021	2021
	Unaudited		Unaudited		Audited
Cash flows from operating activities:
Net income (loss)	$(24,008)	$(14,641)	$(28,655)	$(18,769)	$(58,351)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,654	2,480	5,264	4,850	10,251
Accrued Interest	(602)	—	(823)	—	(94)
Asset write-downs and impairment of field equipment	216	178	351	354	649
Share-based compensation	25,823	27,881	50,868	46,744	94,900
Foreign currency remeasurement loss (gain)	943	372	1,192	2,529	3,231
Decrease (increase) in accounts receivables	2,257	3,026	(5,204)	7,649	5,270
Amortization of discount (premium)	827	925	1,511	1,528	3,101
Decrease (increase) in inventories	(209)	1,663	(5,013)	367	2,483
Decrease (increase) in other long-term assets	2,356	1,584	4,219	3,016	4,519
Increase (decrease) in accounts payables and accrued expenses	7,649	5,122	(7,160)	2,496	27,777
Increase (decrease) in other long-term liabilities	(2,144)	(2,418)	(4,475)	(6,812)	(10,980)
Net cash provided by (used in) operating activities	$15,762	$26,172	$12,075	$43,952	$82,756
Cash flows from investing activities:
Purchase of property, equipment and field equipment	$(4,131)	$(2,618)	$(9,224)	$(6,599)	$(24,170)
Proceeds from maturity of short-term investments	437,034	—	716,034	608,000	958,000
Purchase of short-term investments	(277,146)	—	(568,463)	(549,848)	(1,078,664)
Net cash provided by (used in) investing activities	$155,757	$(2,618)	$138,347	$51,553	$(144,834)
Cash flows from financing activities:
Proceeds from issuance of shares, net	$2,759	$2,371	$2,759	$2,371	$4,546
Repayment of long-term debt	(7)	(7)	(14)	(13)	(26)
Exercise of options	1,984	8,695	5,132	16,656	21,182
Net cash provided by (used in) financing activities	$4,736	$11,059	$7,877	$19,014	$25,702
Effect of exchange rate changes on cash, cash equivalents and restricted cash	$(120)	$(3)	$(145)	$(105)	$(188)

Increase (decrease) in cash, cash equivalents and restricted cash	176,135	34,610	158,154	114,414	(36,564)
Cash, cash equivalents and restricted cash at the beginning of the period	191,628	325,977	209,609	246,173	246,173

Cash, cash equivalents and restricted cash at the end of the period	$367,763	$360,587	$367,763	$360,587	$209,609

NOVOCURE LIMITED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands

Supplemental cash flow activities:
Cash paid during the period for:
Income taxes paid (refunded), net	$1,854	$2,490	$3,027	$85	$3,110
Interest paid	$1	$1	$2	$2	$101
Non-cash activities:
Right-of-use assets obtained in exchange for lease liabilities	$279	$665	$3,859	$949	$5,387
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
Financial statement preparation. The accompanying unaudited consolidated financial statements include the accounts of the Company and intercompany accounts and transactions have been eliminated. In the opinion of the Company’s management, the consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation for the periods presented. The preparation of these consolidated financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. These consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the Securities and Exchange Commission on February 24, 2022 (the "2021 10-K").
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
Management determines the appropriate classification of its investments at the time of purchase and reevaluates such determinations at each balance sheet date. The Company classifies part of its debt securities as available-for-sale ("AFS") and the rest of the balance as held-to-maturity ("HTM") when the Company has the intent and ability to hold the securities to maturity.
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
NOTE 2: CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
Cash equivalents include items almost as liquid as cash with maturity periods of three months or less when purchased, and short-term investments include items with maturity dates between three months and one year when purchased. As of June 30, 2022 and December 31, 2021, the Company’s cash and cash equivalents and short-term investments were composed of:

	June 30, 2022
	Fair value level	Adjusted cost basis	Unrealized gains	Unrealized losses	Fair market value	Recorded basis	Cash and cash equivalents	Short-term investments
Cash		$7,173	$—	$—	$7,173	$7,173	$7,173	$—
Money market funds	Level 1	217,498	—	—	217,498	217,498	217,498	—
Certificate of deposits and term deposits	Level 2	486,770	—	—	486,770	486,770	140,829	345,941
AFS securities (1)
U.S. Treasury bills	Level 1	547	—	(10)	537	537	—	537
Government and governmental agencies	Level 2	7,786	—	(32)	7,754	7,754	—	7,754
Corporate debt securities	Level 2	139,567	11	(738)	138,840	138,840	1,514	137,326
		$147,900	$11	$(780)	$147,131	$147,131	$1,514	$145,617
HTM securities (2)
Corporate debt securities	Level 2	$89,945	$—	$(213)	$89,732	$89,945	$—	$89,945
		$89,945	$—	$(213)	$89,732	$89,945	$—	$89,945

Total		$949,286	$11	$(993)	$948,304	$948,517	$367,014	$581,503

	December 31, 2021
	Fair value level	Adjusted cost basis		Unrealized gains	Unrealized losses	Fair market value	Recorded basis	Cash and cash equivalents	Short-term investments
Cash		$3,139		$—	$—	$3,139	$3,139	$3,139	$—
Money market funds	Level 1	64,668		—	—	64,668	64,668	64,668	—
Certificate of deposits, notes and term deposits	Level 2	565,089		—	—	565,089	565,089	140,995	424,094
HTM securities (2)
U.S. Treasury bills	Level 1	199,981		8	—	199,989	199,981	—	199,981
Corporate debt securities	Level 2	104,823		—	—	104,823	104,823	—	104,823
		$304,804		$8	$—	$304,812	$304,804	$—	$304,804

Total		$937,700	937700408.11	$8	$—	$937,708	$937,700	$208,802	$728,898
(1) Changes in fair value of AFS securities are recorded in other comprehensive income. If unrealized loss is identified as credit loss, this loss will be recorded as finance expenses.

(2) Changes in fair value of HTM securities are presented for disclosure purposes as required by ASC 320 and are recorded as finance expenses only if the unrealized loss is identified as a credit loss.
As of June 30, 2022 and December 31, 2021, all investments and equivalents mature in one year or less.
Unrealized losses from debt securities are primarily attributable to changes in interest rates. The Company does not believe any remaining unrealized losses represent impairments based on the evaluation of available evidence.
Debt securities with continuous unrealized losses for less than 12 months and their related fair values were as follows:

	June 30, 2022
	Less than 12 months
	Fair value	Unrealized loss
U.S. Treasury bills	$537	$(10)
Government and governmental agencies	7,754	(32)
Corporate debt securities	132,264	(738)
Total	$140,555	$(780)
As of June 30, 2022, no continuous unrealized losses for 12 months or greater was identified.

NOTE 3: INVENTORIES
Inventories are stated at the lower of cost or net realizable value. The weighted average methodology is applied to determine cost. As of June 30, 2022 and December 31, 2021, the Company’s inventories were composed of:

	June 30, 2022	December 31, 2021
	Unaudited	Audited
Raw materials	$2,545	$1,485
Work in progress	11,573	8,274
Finished products	15,413	14,668
Total	$29,531	$24,427

NOTE 4: COMMITMENTS AND CONTINGENT LIABILITIES
Operating Leases. The facilities of the Company are leased under various operating lease agreements for periods, including options for extensions, ending no later than 2044. The Company also leases motor vehicles under various operating leases, which expire on various dates, the latest of which is in 2025.
Pledged deposits and bank guarantees. As of June 30, 2022 and December 31, 2021, the Company pledged bank deposits of $2,319 and $2,350, respectively, to cover bank guarantees in respect of its leases of operating facilities and obtained bank guarantees for the fulfillment of the Company’s lease and other contractual commitments of $2,642 and $2,698, respectively.
Senior secured revolving credit facility. On November 6, 2020, the Company entered into a three-year $150,000 senior secured revolving credit facility with a syndicate of relationship banks. For additional information, see Note 12(c) to the Consolidated Financial Statements in the 2021 10-K. As of June 30, 2022, the Company had no outstanding balance borrowed under the facility.

NOTE 5: CONVERTIBLE NOTE
On November 5, 2020, the Company issued $575,000 aggregate principal amount of 0% Convertible Senior Notes due 2025 (the “Notes”).
The Notes mature on November 1, 2025, unless earlier repurchased, redeemed or converted as set forth in the Notes. As of June 30, 2022, the conditions allowing holders of the Notes to convert were not met. The Notes are therefore not convertible as of June 30, 2022 and are classified as long-term liability.
For additional information, see Note 10(a) to the Consolidated Financial Statements in the 2021 10-K.
The net carrying amounts of the liability of the Notes as of June 30, 2022 and December 31, 2021 are as follows:

	June 30, 2022	December 31, 2021
	Unaudited	Audited
Liability component, net:
Principal amount	$575,000	$575,000
Unamortized issuance costs	(11,154)	(12,784)
Net carrying amount of liability component (1)	$563,846	$562,216
(1) An effective market interest rate determines the fair value of the Notes, therefore they are categorized as Level 3 in accordance with ASC 820, "Fair Value Measurements and Disclosures." The estimated fair values of the net carrying amount of liability component of the Notes as of June 30, 2022 and December 31, 2021 were $430,776 and $467,469, respectively.
Finance expense related to the Notes was as follows:

	Three months ended June 30,		Six months ended June 30,		Year ended December 31, 2021
	2022	2021	2022	2021
	Unaudited		Unaudited		Audited
Amortization of debt issuance costs	820	976	1,630	1,685	3,339
Total finance expense recognized	$820	$976	$1,630	$1,685	$3,339
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
Options granted under the 2015 Plan generally have a two-year or four-year vesting period and expire ten years after the date of grant. Options granted under the 2015 Plan that are canceled or forfeited before expiration become available for future grants. RSUs granted under the 2015 Plan generally vest over a three year period. PSUs granted under the 2015 Plan generally vest between a three- and six-year period as performance targets are attained. RSUs and PSUs granted under the 2015 Plan that are canceled before expiration become available for future grants. As of June 30, 2022, 16,945,169 ordinary shares were available for grant under the 2015 Plan.

A summary of the status of the Company’s option plans as of June 30, 2022 and changes during the period then ended is presented below:

	Six months ended June 30, 2022
	Unaudited
	Number of options	Weighted average exercise price
Outstanding at beginning of year	8,549,322	$33.09
Granted	665,007	80.67
Exercised	(269,961)	18.78
Forfeited and canceled	(68,591)	79.17
Outstanding as of June 30, 2022	8,875,777	$36.74

Exercisable options	7,189,164	$24.86
For the six months ended June 30, 2022, options to purchase 269,961 ordinary shares were exercised, resulting in the issuance of 269,961 ordinary shares.
A summary of the status of the Company’s RSUs and PSUs as of June 30, 2022 and changes during the period then ended is presented below.

	Six months ended June 30, 2022
	Unaudited
	Number of RSU/PSUs	Weighted average grant date fair value
Unvested at beginning of year	4,459,107	$65.56
Granted	1,104,033	81.04
Vested	(439,752)	84.86
Forfeited and cancelled	(64,844)	95.64
Unvested as of June 30, 2022 (1)	5,058,544	66.88

(1) Includes PSUs that have a mix of service, market and other milestone performance vesting conditions which are vested upon achievements of performance milestones which are not probable, as of June 30, 2022, in accordance with ASC 718 as follows:

June 30, 2022
Number of PSUs	Fair value at grant date per PSU	Total fair value at grant date
2,703,852	$48.16	$130,218
108,113	69.37	7,500
124,701	$80.59	10,050
17,712	84.68	1,500
7,605	$87.66	667
10,532	94.94	1,000
189,626	$114.26	21,667
3,162,141		$172,602
These PSUs will be expensed over the performance period when the vesting conditions become probable in accordance with ASC 718.

In September 2015, the Company adopted an employee share purchase plan (“ESPP”) to encourage and enable eligible employees to acquire ownership of the Company’s ordinary shares purchased through accumulated payroll deductions on an after-tax basis. In the United States, the ESPP is intended to be an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code and the provisions of the ESPP are construed in a manner consistent with the requirements of such section. As of June 30, 2022, 4,908,288 ordinary shares were available to be purchased by eligible employees under the ESPP.
The fair value of share-based awards was estimated using the Black-Scholes model for all equity grants. For market condition awards, the Company also applied the Monte-Carlo simulation model. We assessed fair value using the following underlying assumptions:

	Six months ended June 30,		Year ended December 31, 2021
	2022	2021
	Unaudited		Audited
Stock Option Plans
Expected term (years)	5.33-5.83	5.50-6.00	5.50-6.00
Expected volatility	60%-62%	60%-62%	60%-63%
Risk-free interest rate	1.58%-3.04%	0.85%-1.02%	0.78%-1.27%
Dividend yield	0.00%	0.00%	0.00%
ESPP
Expected term (years)	0.50	0.50	0.50
Expected volatility	51.00%	54.00%	54%-81%
Risk-free interest rate	0.19%	0.09%	0.05%-0.09%
Dividend yield	0.00%	0.00%	0.00%
The total non-cash share-based compensation expense related to all of the Company’s equity-based awards recognized for the three and six months ended June 30, 2022 and 2021 and the year ended December 31, 2021 was:

	Three months ended June 30,		Six months ended June 30,		Year ended December 31, 2021
	2022	2021	2022	2021
	Unaudited		Unaudited		Audited
Cost of revenues	$1,029	$827	$1,981	$1,560	$3,471
Research, development and clinical studies	7,624	8,505	14,425	13,629	27,597
Sales and marketing	6,802	6,429	13,457	10,900	22,673
General and administrative	10,368	12,120	21,005	20,655	41,159
Total share-based compensation expense	$25,823	$27,881	$50,868	$46,744	$94,900

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

The following table sets forth the computation of the Company’s basic and diluted net income (loss) per ordinary share:

	Three months ended June 30,		Six months ended June 30,		Year ended December 31, 2021
	2022	2021	2022	2021
	Unaudited		Unaudited		Audited
Net income (loss) attributable to ordinary shares as reported used in computing basic and diluted net income (loss) per share	$(24,008)	$(14,641)	$(28,655)	$(18,769)	$(58,351)

Weighted average number of ordinary shares used in computing basic net income (loss) per share	104,627,789	103,484,866	104,408,164	103,061,557	103,433,274
Weighted average number of ordinary shares used in computing diluted net income (loss) per share	104,627,789	103,484,866	104,408,164	103,061,557	103,433,274

Weighted anti-dilutive shares outstanding which were not included in the diluted calculation	7,746,398	9,098,788	7,790,467	9,363,037	8,524,922

Basic net income (loss) per ordinary share	$(0.23)	$(0.14)	$(0.27)	$(0.18)	$(0.56)

Diluted net income (loss) per ordinary share	$(0.23)	$(0.14)	$(0.27)	$(0.18)	$(0.56)

NOTE 8: SUPPLEMENTAL INFORMATION
The Company operates in a single reportable segment.
The following table presents long-lived assets by location:

	June 30, 2022	December 31, 2021
	Unaudited	Audited
United States	$25,754	$23,263
Israel	6,094	5,297
Switzerland	4,316	4,085
Japan	975	799
Germany	697	1,020
Others	1,102	1,152
Total	$38,938	$35,616
The Company’s revenues by geographic region, based on the customer’s location, are summarized as follows:

	Three months ended June 30,		Six months ended June 30,		Year ended December 31, 2021
	2022	2021	2022	2021
	Unaudited		Unaudited		Audited
United States	$108,203	$87,139	$205,619	$173,047	$353,110
EMEA:
Germany	10,347	25,362	29,585	51,726	93,939
Other EMEA	8,111	7,335	15,886	15,954	30,577
Japan	8,272	8,750	17,022	17,028	34,640
Greater China (1)	5,933	4,931	10,301	10,457	22,765
Total net revenues	$140,866	$133,517	$278,413	$268,212	$535,031
(1) For additional information, see Note 12 to the Consolidated Financial Statements in the 2021 10-K.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist you in better understanding and evaluating our financial condition and results of operations. We encourage you to read this MD&A in conjunction with our unaudited consolidated financial statements and the notes thereto for the period ended June 30, 2022 included in Part I, Item 1 of this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Please refer to the information under the heading “Cautionary Note Regarding Forward-Looking Statements” elsewhere in this report. References to the words “we,” “our,” “us,” and the “Company” in this report refer to NovoCure Limited, including its consolidated subsidiaries.
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
Optune is approved by the U.S. Food and Drug Administration ("FDA") under the Premarket Approval ("PMA") pathway for the treatment of adult patients with newly diagnosed glioblastoma ("GBM") together with temozolomide, a chemotherapy drug, and for adult patients with GBM following confirmed recurrence after chemotherapy as monotherapy treatment. We also have a CE certificate to market Optune for the treatment of GBM in the European Union ("EU"), as well as approval or local registration in the United Kingdom ("UK"), Japan and certain other countries. Optune Lua is approved by the FDA under the Humanitarian Device Exemption ("HDE") pathway for the treatment of adult patients with malignant pleural mesothelioma ("MPM") together with standard chemotherapies. We have also received CE certification in the EU and approval or local registration to market Optune Lua in certain other countries. We market Optune and Optune Lua in multiple countries around the globe with the majority of our revenues coming from the use of Optune in the U.S., Germany and Japan. We are actively evaluating opportunities to expand our international footprint.
We believe the physical mechanism of action behind TTFields therapy may be broadly applicable to solid tumor cancers. Currently, we are conducting phase 3 pivotal studies evaluating the use of TTFields in non-small cell lung cancer ("NSCLC"), ovarian cancer, brain metastases from NSCLC, and pancreatic cancer. In 2021, we completed patient enrollment in our phase 3 pivotal NSCLC and ovarian cancer studies. Additionally, we have multiple ongoing or recently completed phase 2 pilot studies evaluating the use of TTFields. These studies are in gastric cancer and stage 3 NSCLC, as well as testing the potential incremental survival benefit of TTFields delivered using high-intensity arrays versus standard arrays. We are also currently conducting a global phase 4 post-marketing study testing the potential survival benefit of initiating Optune concurrent with radiation therapy versus following radiation therapy in patients with newly diagnosed GBM. We anticipate expanding our clinical pipeline over time to study the safety and efficacy of TTFields for additional solid tumor indications and combinations with other cancer treatment modalities.
We completed enrollment of the phase 3 pivotal LUNAR trial in November 2021, which began the final patient’s 12-month follow-up period and our clinical operations and data collection efforts remain on track. Given feedback we received from all interested parties, we recognized a pivotal data release the final week of the year is not ideal for investigators, clinicians, investors, or potential patients. For that reason, we are moving the top-line data announcement to early Q1 2023.
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
In May 2022, we entered into a clinical trial collaboration agreement with MSD, a tradename of Merck & Co., Inc., ("MSD") to conduct a double-blind, placebo-controlled study of TTFields concomitant with pembrolizumab and maintenance temozolomide for the treatment of newly diagnosed GBM. We intend to engage the FDA in pre-submission discussions in the near-term regarding the parameters of the KEYNOTE D58 trial protocol design.
In June 2022, we announced results of the phase 2 pilot EF-31 study evaluating the use of TTFields together with standard-of-care (chemotherapy alone or in combination with trastuzumab for HER2-positive patients) as first-line treatment for gastric cancer. Initial analysis was conducted with a median follow-up period of 8.6 months. The primary endpoint, confirmed objective response rate, was 50%. Median progression-free survival was 7.8 months. Duration of response was 10.3 months. Median overall survival had not yet been reached with a one-year survival rate of 72%. We look forward to further exploration of these potential benefits as we look ahead to a randomized phase 3 clinical study.
In June 2022, we announced the first patient has been enrolled in the phase 2 pilot KEYNOTE B36 study, conducted in collaboration with MSD. KEYNOTE B36 is designed to evaluate the safety and effectiveness of TTFields together with pembrolizumab for the treatment of locally advanced or metastatic intrathoracic NSCLC that expresses PD-L1.
In June 2022, by mutual agreement with GT Medical Technologies, Inc., we suspended indefinitely our joint plans to conduct a phase 2 pilot study to test the safety and effectiveness of neo-adjuvant TTFields followed by resection, GammaTile Therapy, and adjuvant TTFields for recurrent GBM.
The table below presents the current status of the ongoing clinical studies in our oncology pipeline and anticipated timing of data readout.

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
We view our operations and manage our business in one operating segment. For the three and six months ended June 30, 2022, our net revenues were $140.9 million and $278.4 million, respectively. Our net loss for the three and six months ended June 30, 2022 were $24.0 million and $28.7 million, respectively. As of June 30, 2022, we had an accumulated deficit of $714.6 million. Our net loss resulted primarily from net revenue growth which was more than offset by increasing investments in research, development and clinical trial initiatives and sales and marketing initiatives that support our ongoing exploration of the benefits of TTFields across numerous cancer indications, as well as geographic expansion and pre-commercial activities associated with potential future indication launches.
Impact of COVID-19
In March 2020, the World Health Organization (“WHO”) declared COVID-19 a global pandemic. Since the pandemic began, we have been following the guidance of the WHO, the U.S. Centers for Disease Control and Prevention, and local health authorities in all of our active markets and we have adjusted the way we conduct business to adapt to the evolving situation. The COVID-19 pandemic did not have a material impact on our financial results through the second quarter of 2022. The pandemic has had and is having an impact on our day-to-day operations, which varies by region based on factors such as geographical spread, stage of containment and recurrence of the pandemic in each region. We believe the prolonged disruption caused by COVID-19 is resulting in increased volatility across global health care systems, such as fluctuations in patient volumes and changes in patterns of care in certain regions, which is currently impacting and might continue to impact our business and clinical studies in the future. For example, outside the U.S., localized lockdowns are causing disruptions in the ability to monitor clinical studies. TTFields is an emerging modality in cancer care and requires significant educational effort to drive awareness and acceptance of our therapy. We have relied heavily on virtual engagement to manage these educational efforts since the onset of the pandemic, which poses challenges to our ability to effectively communicate and engage with our customers and partners around the world.
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
Financial expenses, net. Financial expenses, net primarily consists of debt issuance costs, interest income from cash balances and short-term investments and gains (losses) from foreign currency transactions. Our reporting currency is the U.S. dollar. We have historically held substantially all of our cash balances in U.S. dollar denominated accounts to minimize the risk of translational currency exposure.
Results of Operations
The following discussion provides an analysis of our results of operations and reasons for material changes therein for the three and six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021. The tables contained in this section report U.S. dollars in thousands (except share, patient, and prescription data).
The following table sets forth our consolidated statements of operations data:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	Unaudited		Unaudited
Net revenues	$140,866	$133,517	$278,413	$268,212
Cost of revenues	28,503	28,599	56,230	54,984
Gross profit	112,363	104,918	222,183	213,228

Operating costs and expenses:
Research, development and clinical studies	57,075	50,315	99,309	96,231
Sales and marketing	44,750	34,138	82,634	65,495
General and administrative	31,666	32,760	62,174	63,885
Total operating costs and expenses	133,491	117,213	244,117	225,611

Operating income (loss)	(21,128)	(12,295)	(21,934)	(12,383)
Financial expenses (income), net	2,228	940	3,937	3,586

Income (loss) before income taxes	(23,356)	(13,235)	(25,871)	(15,969)
Income taxes	652	1,406	2,784	2,800
Net income (loss)	$(24,008)	$(14,641)	$(28,655)	$(18,769)

Basic net income (loss) per ordinary share	$(0.23)	$(0.14)	$(0.27)	$(0.18)
Weighted average number of ordinary shares used in computing basic net income (loss) per share	104,627,789	103,484,866	104,408,164	103,061,557
Diluted net income (loss) per ordinary share	$(0.23)	$(0.14)	$(0.27)	$(0.18)
Weighted average number of ordinary shares used in computing diluted net income (loss) per share	104,627,789	103,484,866	104,408,164	103,061,557

The following table details the share-based compensation expense included in costs and expenses:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	Unaudited		Unaudited
Cost of revenues	$1,029	$827	$1,981	$1,560
Research, development and clinical studies	7,624	8,505	14,425	13,629
Sales and marketing	6,802	6,429	13,457	10,900
General and administrative	10,368	12,120	21,005	20,655
Total share-based compensation expense	$25,823	$27,881	$50,868	$46,744

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
The following table includes certain commercial operating statistics for and as of the end of the periods presented.

	June 30,
Operating statistics	2022	2021
Active patients at period end
North America (1)	2,229	2,206
EMEA:
Germany	458	571
Other EMEA	421	419
Japan	346	291
Total	3,454	3,487

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Prescriptions received in period
North America (1)	954	967	1,889	1,884
EMEA:
Germany	216	237	436	485
Other EMEA	118	138	245	272
Japan	95	108	197	211
Total	1,383	1,450	2,767	2,852
(1) North America includes data for the United States and Canada for 2022 and the United States only for 2021.
There were 8 active MPM patients on therapy as of June 30, 2022 and 11 MPM prescriptions were received in the three months ended June 30, 2022.

Three and six months ended June 30, 2022 compared to three and six months ended June 30, 2021

	Three months ended June 30,			Six months ended June 30,
	2022	2021	% Change	2022	2021	% Change
Net revenues	$140,866	$133,517	6%	$278,413	$268,212	4%
Net revenues. Net revenues increased 6% to $140.9 million for the three month period ending June 30, 2022 from $133.5 million for the same period in 2021, and increased 4% to $278.4 million for the six month period ended June 30, 2022 from $268.2 million for the same period in 2021. The increase resulted primarily from an increase in active patients in the U.S. and Japan and increased collections for previously denied and appealed claims in the U.S. The increase was partially offset by a reduction in German active patient numbers and approval rates as a result of updated coverage criteria, and the impact of foreign exchange rate fluctuations.
We continue to actively appeal and pursue previously denied claims, but the cadence and size of these collections are impossible to predict.

	Three months ended June 30,			Six months ended June 30,
	2022	2021	% Change	2022	2021	% Change
Cost of revenues	$28,503	$28,599	—%	$56,230	$54,984	2%
Cost of revenues. Our cost of revenues for the three month period ended June 30, 2022 was $28.5 million, virtually unchanged from $28.6 million for the same period in 2021. Cost of revenues for the six months ended June 30, 2022 increased by 2% to $56.2 million from $55.0 million for the same period in 2021. For the six month period ended June 30, 2022, the increase in cost of revenues was primarily driven by increased shipments to Zai and the cost of shipping arrays to a higher average volume of commercial patients, offset by lower manufacturing costs per array. We continue to focus on opportunities to increase efficiencies and scale within our supply chain. This includes evaluating new materials, manufacturers, and processes that could lead to lower costs.
Gross margin was 80% for the three months ended June 30, 2022 compared to 79% for the three months ended June 30, 2021.Gross margin was 80% for the six months ended June 30, 2022 and 79% for the six months ended June 30, 2021. Excluding sales to Zai, cost of revenues per active patient per month was $2,391 for the three months ended June 30, 2022, a decrease of 5% from $2,520 for the same period in 2021, with increasing supply chain optimization and cost reduction initiatives more than offsetting the impact of broader economic challenges. Cost of revenues per active patient is calculated by dividing the cost of revenues for the quarter less equipment sales to Zai for the quarter by the average of the active patients at the end of the prior quarter and the ending active patients in the current quarter. This quarterly figure is then divided by three to estimate the monthly cost of revenues per active patient. Sales to Zai are deducted because they are sold at cost and in anticipation of future royalties from Zai, and Zai patient counts are not included in our active patient population. Product sales to Zai totaled $3.4 million and $5.3 million for the three and six months ended June 30, 2022 compared to $2.4 million and $3.9 million for the three and six months ended June 30, 2021.
Operating Expenses.

	Three months ended June 30,			Six months ended June 30,
	2022	2021	% Change	2022	2021	% Change
Research, development and clinical studies	$57,075	$50,315	13%	$99,309	$96,231	3%
Sales and marketing	44,750	34,138	31%	82,634	65,495	26%
General and administrative	31,666	32,760	(3)%	62,174	63,885	(3)%
Total operating expenses	$133,491	$117,213	14%	$244,117	$225,611	8%
Research, development and clinical study expenses. Research, development and clinical study expenses increased 13% to $57.1 million for the three month period ended June 30, 2022 from $50.3 million for the same period in 2021, and increased 3% to $99.3 million for the six month period ended June 30, 2022 from $96.2 million in the same period in 2021, primarily driven by an increase in direct clinical study costs for both the three and six month periods. Direct clinical study costs can fluctuate quarter-to-quarter, dependent on the amount of clinical research organization services delivered and clinical materials procured within a given quarter.
Sales and marketing expenses. Sales and marketing expenses increased 31% to $44.7 million for the three months ended June 30, 2022 from $34.1 million for the same period in 2021, and increased 26% to $82.6 million for the six month period ended June 30, 2022 from $65.5 million for the same period in 2021. For the three and six month period ended June 30, 2022, the change was primarily due to an increase in market research and strategic planning activities intended to enhance our commercial capabilities in anticipation of potential future approvals in new indications, including NSCLC and ovarian cancer. Additionally, we are investing in market access capabilities in order to evaluate opportunities, identify optimal access pathways, and successfully gain reimbursement in new geographies.
General and administrative expenses. General and administrative expenses decreased 3% to $31.7 million for the three months ended June 30, 2022 from $32.8 million for the same period in 2021, and decreased 3% to $62.2 million for the six months ended June 30, 2022 from $63.9 million for the same period in 2021. For the three and six month periods, the change was primarily due to a decrease in personnel costs.

	Three months ended June 30,			Six months ended June 30,
	2022	2021	% Change	2022	2021	% Change
Financial expenses (income), net	$2,228	$940	137%	$3,937	$3,586	10%
Financial expenses, net. Financial expenses increased 137% to $2.2 million for the three months ended June 30, 2022 from $0.9 million for the same period in 2021, and increased 10% to $3.9 for the six months ended June 30, 2022 from $3.6 for the same period in 2021. For the three and six month periods, the increase was primarily due to increased foreign exchange rate fluctuations offset by interest income. Foreign exchange rate expenses increased to $3.4 million for the three months ended June 30, 2022 from income of $0.3 million for the same period in 2021, and increased 166% to $4.8 million for the six months ended June 30, 2022 from $1.8 million for the same period in 2021.

	Three months ended June 30,			Six months ended June 30,
	2022	2021	% Change	2022	2021	% Change
Income taxes	$652	$1,406	(54)%	$2,784	$2,800	(1)%
Income taxes. Income taxes decreased 54% to $0.7 million for the three months ended June 30, 2022 from $1.4 million for the same period in 2021, and was unchanged at $2.8 million for the six months ended June 30, 2022 compared to the same period in 2021. For the three months ended June 30, 2022 the increase reflects a change in the mix of applicable statutory tax rates in active jurisdictions.
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

	Three months ended June 30,			Six months ended June 30,
	2022	2021	% Change	2022	2021	% Change
Net income (loss)	$(24,008)	$(14,641)	64%	$(28,655)	$(18,769)	53%
Add: Income tax	652	1,406	(54)%	2,784	2,800	(1)%
Add: Financial expenses (income), net	2,228	940	137%	3,937	3,586	10%
Add: Depreciation and amortization	2,654	2,480	7%	5,264	4,850	9%
EBITDA	$(18,474)	$(9,815)	88%	$(16,670)	$(7,533)	121%
Add: Share-based compensation	25,823	27,881	(7)%	50,868	46,744	9%
Adjusted EBITDA	$7,349	$18,066	(59)%	$34,198	$39,211	(13)%
Adjusted EBITDA decreased by 59% to $7.3 million for the three months ended June 30, 2022 from $18.1 million for the same period in 2021, and decreased by 13% to $34.2 million for the six months ended June 30, 2022 from $39.2 million for the same period in 2021. The changes in both periods were primarily due to a decrease in net income driven by increased investment in research, development and clinical studies and sales and marketing intended to maximize future growth opportunities.

Liquidity and Capital Resources
We have incurred significant losses and cumulative negative cash flows from operations since our founding in 2000. As of June 30, 2022, we had an accumulated deficit of $714.6 million. To date, we have primarily financed our operations through the issuance and sale of equity and the proceeds from long-term loans.
At June 30, 2022, we had $948.5 million in cash, cash equivalents and short-term investments, an increase of $10.8 million compared to $937.7 million at December 31, 2021. We believe our cash, cash equivalents and short-term investments as of June 30, 2022 are sufficient for our operations for at least the next 12 months based on our existing business plan and our ability to control the timing of significant expense commitments. We expect that our research, development and clinical study expenses, sales and marketing expenses and general and administrative expenses will continue to increase over the next several years and may outpace our gross profit. As a result, we may need to raise additional capital to fund our operations.
The following summary of our cash flows for the periods indicated has been derived from our unaudited consolidated financial statements, which are included elsewhere in this Quarterly Report:

	Six months ended June 30,
	2022	2021	Change	% Change
Net cash provided by (used in) operating activities	$12,075	$43,952	$(31,877)	(73)%
Net cash provided by (used in) investing activities	138,347	51,553	86,794	168%
Net cash provided by financing activities	7,877	19,014	(11,137)	(59)%
Effect of exchange rate changes on cash and cash equivalents	(145)	(105)	(40)	38%
Net increase (decrease) in cash, cash equivalents and restricted cash	$158,154	$114,414	$43,740	38%
Operating activities. Net cash used in or provided by operating activities represents our net income (loss) for the periods presented, share-based compensation and depreciation and amortization. Operating cash flows are also impacted by changes in working capital.

Net cash provided by operating activities decreased by $31.9 million from $44.0 million net cash provided by operating activities for the six months ended June 30, 2021 to $12.1 million net cash provided by operating activities for the six months ended June 30, 2022. This decrease was a result of net income decreasing by $9.9 million compared to the same period in 2021, with a $24.4 million increase in working capital, including a $9.7 million decrease in accounts payables and accrued expenses, $12.9 million increase in accounts receivables and $5.4 million increase in inventories, partially offset by a $2.4 million change in the mix from cash to non-cash based expenses.
Investing activities. Our investing activities consist primarily of investments in and redemptions of our short-term investments as well as investments in property and equipment.
Net cash provided by investing activities was $138.3 million for the six months ended June 30, 2022, compared to $51.6 million provided by investing activities for the six months ended June 30, 2021. The net cash provided by investing activities for the six months ended June 30, 2022 was primarily attributable to $147.6 million of net proceeds from maturity of short-term investments, offset by the purchase of $9.2 million of property and equipment. The net cash provided by investing activities for the six months ended June 30, 2021 was primarily attributable to $58.2 million of net proceeds from maturity of short-term investments, partially offset by the purchase of $6.6 million of property and equipment.
Financing activities. To date, our primary financing activities have been the sale of equity and the proceeds from long-term loans. Net cash provided by financing activities was $7.9 million for the six months ended June 30, 2022, as compared to $19.0 million provided by financing activities for the six months ended June 30, 2021. The net cash provided by financing activities for the six months ended June 30, 2022 and June 30, 2021 included proceeds from the issuance of shares as well as proceeds from the exercise of options under the Company's employee stock purchase plan and stock option plan.
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
The commitments under the 2020 Credit Facility are guaranteed by certain of our subsidiaries and secured by a first lien on our and certain of our subsidiaries’ assets. Outstanding loans bear interest per annum at a sliding scale based on the our secured leverage ratio from 2.75% to 3.25% above the applicable interbank borrowing reference rate for the currency in which the loan is denominated. Additionally, the 2020 Credit Facility contains a fee for the unused revolving credit commitments at a sliding scale based on our secured leverage ratio from 0.35% to 0.45%. The 2020 Credit Facility contains financial covenants requiring maintenance of a minimum fixed charge coverage ratio and specifying a maximum senior secured net leverage ratio, as well as customary events of default which include a change of control. As of June 30, 2022, we were in compliance with such covenants.
As of June 30, 2022, we had no outstanding balance borrowed under the 2020 Credit Facility.
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
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not applicable.
Item 5.  Other Information
None.

Item 6.  Exhibits
EXHIBIT INDEX

Exhibit Number		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Date	Number
3.1	Amended and Restated Articles of Association of NovoCure Limited adopted 8 June 2022	8-K	June 14, 2022	3.1
10.1	Clinical Trial Collaboration and Supply Agreement dated May 18, 2022 by and among Novocure GmbH, Merck International GmbH and MSD International Business GmbH*	8-K	May 18, 2022	10.1
10.2	Non-Employee Director Compensation Program effective April 26, 2022#				X
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X
32.1**	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X
32.2**	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X
101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Extension Presentation Linkbase Document				X
104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101)				X
____________________________________________
*    Certain identified information has been excluded from this exhibit because it is both (I) not material and (II) would likely cause competitive harm to the Company if publicly disclosed. Omitted information is marked with brackets. Additionally, certain exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the SEC a copy of any omitted information, exhibits or schedules upon request.

**    The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of NovoCure Limited under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

#    Compensation plans and arrangements for executive officers and others.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NovoCure Limited

Date: July 28, 2022	/s/ Ashley Cordova
Ashley Cordova Chief Financial Officer (principal financial and accounting officer and duly authorized officer)