Form 10-Q
period 2022-09-30
NovoCure Ltd
filed 2022-10-27
CIK 1645113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 21, 2022
Ordinary shares, no par value	104,950,082 Shares

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
ii

NovoCure Limited
Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION
Item 1.  Financial Statements

NOVOCURE LIMITED AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands (except share data)
	September 30, 2022	December 31, 2021
	Unaudited	Audited
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$243,805	$208,802
Short-term investments	726,515	728,898
Restricted cash	231	807
Trade receivables, net	87,552	93,567
Receivables and prepaid expenses	17,478	17,025
Inventories	26,792	24,427
Total current assets	1,102,373	1,073,526
LONG-TERM ASSETS:
Property and equipment, net	29,745	22,693
Field equipment, net	11,985	12,923
Right-of-use assets	19,405	18,267
Other long-term assets	10,707	12,086
Total long-term assets	71,842	65,969
TOTAL ASSETS	$1,174,215	$1,139,495

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOVOCURE LIMITED AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands (except share data)
	September 30, 2022	December 31, 2021
	Unaudited	Audited
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Trade payables	$77,026	$72,600
Other payables, lease liabilities and accrued expenses	64,050	70,002
Total current liabilities	141,076	142,602
LONG-TERM LIABILITIES:
Long-term debt, net	564,677	562,216
Deferred revenue	3,924	6,477
Long-term leases	14,827	12,997
Employee benefit liabilities	4,088	4,543
Other long-term liabilities	222	166
Total long-term liabilities	587,738	586,399
TOTAL LIABILITIES	728,814	729,001
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Share capital -
Ordinary shares no par value, unlimited shares authorized; issued and outstanding: 104,942,941 shares and 103,971,263 shares at September 30, 2022 (unaudited) and December 31, 2021, respectively	—	—
Additional paid-in capital	1,188,864	1,099,589
Accumulated other comprehensive income (loss)	(2,306)	(3,169)
Retained earnings (accumulated deficit)	(741,157)	(685,926)
TOTAL SHAREHOLDERS' EQUITY	445,401	410,494
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,174,215	$1,139,495
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOVOCURE LIMITED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
U.S. dollars in thousands (except share and per share data)
	Three months ended September 30,		Nine months ended September 30,		Year ended December 31,
	2022	2021	2022	2021	2021
	Unaudited		Unaudited		Audited
Net revenues	$130,998	$133,606	$409,411	$401,818	$535,031
Cost of revenues	29,749	30,206	85,979	85,190	114,877
Gross profit	101,249	103,400	323,432	316,628	420,154

Operating costs and expenses:
Research, development and clinical studies	51,956	48,141	151,265	144,372	201,303
Sales and marketing	41,395	32,580	124,029	98,075	137,057
General and administrative	32,509	31,231	94,683	95,116	126,127
Total operating costs and expenses	125,860	111,952	369,977	337,563	464,487

Operating income (loss)	(24,611)	(8,552)	(46,545)	(20,935)	(44,333)
Financial expenses (income), net	(1,194)	1,981	2,743	5,567	7,742

Income (loss) before income tax	(23,417)	(10,533)	(49,288)	(26,502)	(52,075)
Income tax	3,159	2,591	5,943	5,391	6,276
Net income (loss)	$(26,576)	$(13,124)	$(55,231)	$(31,893)	$(58,351)

Basic net income (loss) per ordinary share	$(0.25)	$(0.13)	$(0.53)	$(0.31)	$(0.56)
Weighted average number of ordinary shares used in computing basic net income (loss) per share	104,884,583	103,731,147	104,552,803	103,281,380	103,433,274

Diluted net income (loss) per ordinary share	$(0.25)	$(0.13)	$(0.53)	$(0.31)	$(0.56)
Weighted average number of ordinary shares used in computing diluted net income (loss) per share	104,884,583	103,731,147	104,552,803	103,281,380	103,433,274
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
U.S. dollars in thousands
	Three months ended September 30,		Nine months ended September 30,		Year ended December 31,
	2022	2021	2022	2021	2021
	Unaudited		Unaudited		Audited
Net income (loss)	$(26,576)	$(13,124)	$(55,231)	$(31,893)	$(58,351)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustments	541	(202)	1,550	(57)	302
Unrealized gain (loss) from debt securities	(127)	—	(896)	—	—
Pension benefit plan	(625)	421	209	2,989	361
Total comprehensive income (loss)	$(26,787)	$(12,905)	$(54,368)	$(28,961)	$(57,688)

NOVOCURE LIMITED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
U.S. dollars in thousands (except share data)
	Ordinary shares	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings (accumulated deficit)	Total shareholders' equity

Balance as of December 31, 2021 (audited)	103,971,263	$1,099,589	$(3,169)	$(685,926)	$410,494

Share-based compensation to employees	—	25,045	—	—	25,045
Exercise of options and vested RSUs	587,825	3,148	—	—	3,148
Other comprehensive income (loss), net of tax benefit of $0	—	—	1,841	—	1,841
Net income (loss)	—	—	—	(4,647)	(4,647)
Balance as of March 31, 2022 (Unaudited)	104,559,088	$1,127,782	$(1,328)	$(690,573)	$435,881

Share-based compensation to employees	—	25,823	—	—	25,823
Proceeds from issuance of shares	46,709	2,759	—	—	2,759
Exercise of options and vested RSUs	121,888	1,984	—	—	1,984
Other comprehensive income (loss), net of tax benefit of $0	—	—	(767)	—	(767)
Net income (loss)	—	—	—	(24,008)	(24,008)
Balance as of June 30, 2022 (Unaudited)	104,727,685	$1,158,348	$(2,095)	$(714,581)	$441,672

Share-based compensation to employees	—	26,305	—	—	26,305
Exercise of options and vested RSUs	215,256	4,211	—	—	4,211
Other comprehensive income (loss), net of tax benefit of $0	—	—	(211)	—	(211)
Net income (loss)	—	—	—	(26,576)	(26,576)
Balance as of September 30, 2022 (Unaudited)	104,942,941	$1,188,864	$(2,306)	$(741,157)	$445,401

	Ordinary shares	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings (accumulated deficit)	Total shareholders' equity

Balance as of December 31, 2020 (audited)	102,334,276	$1,111,435	$(3,832)	$(631,077)	$476,526

Share-based compensation to employees	—	18,863	—	—	18,863
Exercise of options and vested RSUs	853,184	7,961	—	—	7,961
Cumulative effect adjustment resulting from ASU 2020-06 early adoption	—	(132,474)	—	3,502	(128,972)
Other comprehensive income (loss), net of tax benefit of $0	—	—	1,884	—	1,884
Net income (loss)	—	—	—	(4,128)	(4,128)
Balance as of March 31, 2021 (Unaudited)	103,187,460	$1,005,785	$(1,948)	$(631,703)	$372,134

Share-based compensation to employees	—	27,881	—	—	27,881
Proceeds from issuance of shares	17,291	2,371	—	—	2,371
Exercise of options and vested RSUs	436,487	8,695	—	—	8,695
Other comprehensive income (loss), net of tax benefit of $0	—	—	829	—	829
Net income (loss)	—	—	—	(14,641)	(14,641)
Balance as of June 30, 2021 (Unaudited)	103,641,238	$1,044,732	$(1,119)	$(646,344)	$397,269

Share-based compensation to employees	—	25,758	—	—	25,758
Exercise of options and vested RSUs	176,328	3,042	—	—	3,042
Other comprehensive income (loss), net of tax benefit of $0	—	—	219	—	219
Net income (loss)	—	—	—	(13,124)	(13,124)
Balance as of September 30, 2021 (Unaudited)	103,817,566	$1,073,532	$(900)	$(659,468)	$413,164

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOVOCURE LIMITED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands
	Three months ended September 30,		Nine months ended September 30,		Year ended December 31,
	2022	2021	2022	2021	2021
	Unaudited		Unaudited		Audited
Cash flows from operating activities:
Net income (loss)	$(26,576)	$(13,124)	$(55,231)	$(31,893)	$(58,351)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,659	2,734	7,924	7,584	10,251
Accrued Interest	1	—	(822)	—	(94)
Asset write-downs and impairment of field equipment	163	113	514	467	649
Share-based compensation	26,305	25,758	77,173	72,502	94,900
Foreign currency remeasurement loss (gain)	(141)	495	1,051	3,024	3,231
Decrease (increase) in accounts receivables	11,522	(3,726)	6,318	3,923	5,270
Amortization of discount (premium)	232	785	1,743	2,313	3,101
Decrease (increase) in inventories	2,952	3,818	(2,061)	4,185	2,483
Decrease (increase) in other long-term assets	1,665	1,367	5,885	4,383	4,519
Increase (decrease) in accounts payables and accrued expenses	5,265	8,126	(1,895)	10,622	27,777
Increase (decrease) in other long-term liabilities	(1,627)	(1,946)	(6,104)	(8,758)	(10,980)
Net cash provided by (used in) operating activities	$22,420	$24,400	$34,495	$68,352	$82,756
Cash flows from investing activities:
Purchase of property, equipment and field equipment	$(5,703)	$(3,297)	$(14,927)	$(9,896)	$(24,170)
Proceeds from maturity of short-term investments	358,729	350,000	1,074,763	958,000	958,000
Purchase of short-term investments	(503,270)	(44,000)	(1,071,733)	(593,848)	(1,078,664)
Net cash provided by (used in) investing activities	$(150,244)	$302,703	$(11,897)	$354,256	$(144,834)
Cash flows from financing activities:
Proceeds from issuance of shares, net	$—	$—	$2,759	$2,371	$4,546
Repayment of long-term debt	(7)	(6)	(21)	(19)	(26)
Exercise of options	4,211	3,042	9,343	19,698	21,182
Net cash provided by (used in) financing activities	$4,204	$3,036	$12,081	$22,050	$25,702
Effect of exchange rate changes on cash, cash equivalents and restricted cash	$(107)	$(34)	$(252)	$(139)	$(188)

Increase (decrease) in cash, cash equivalents and restricted cash	(123,727)	330,105	34,427	444,519	(36,564)
Cash, cash equivalents and restricted cash at the beginning of the period	367,763	360,587	209,609	246,173	246,173

Cash, cash equivalents and restricted cash at the end of the period	$244,036	$690,692	$244,036	$690,692	$209,609

NOVOCURE LIMITED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands

Supplemental cash flow activities:
Cash paid during the period for:
Income taxes paid (refunded), net	$907	$991	$3,933	$1,075	$3,110
Interest paid	$1	$1	$3	$3	$101
Non-cash activities:
Right-of-use assets obtained in exchange for lease liabilities	$2,828	$1,023	$6,687	$1,972	$5,387
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
NOTE 2: CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
Cash equivalents include items almost as liquid as cash with maturity periods of three months or less when purchased, and short-term investments include items with maturity dates between three months and one year when purchased. As of September 30, 2022 and December 31, 2021, the Company’s cash and cash equivalents and short-term investments were composed of:

	September 30, 2022
	Fair value level	Adjusted cost basis	Unrealized gains	Unrealized losses	Fair market value	Recorded basis	Cash and cash equivalents	Short-term investments
Cash		$35,113	$—	$—	$35,113	$35,113	$35,113	$—
Money market funds	Level 1	117,400	—	—	117,400	117,400	117,400	—
Certificate of deposits and term deposits	Level 2	337,447	—	—	337,447	337,447	75,857	261,590
AFS securities (1)
U.S. Treasury bills	Level 1	487	—	(4)	483	483	—	483
Government and governmental agencies	Level 2	8,264	—	(48)	8,216	8,216	503	7,713
Corporate debt securities	Level 2	137,850	8	(852)	137,006	137,006		137,006
		$146,601	$8	$(904)	$145,705	$145,705	$503	$145,202
HTM securities (2)
U.S. Treasury bills	Level 1	$147,936	$—	$(279)	$147,657	$147,936	$—	$147,936
Government and governmental agencies	Level 2	$34,582	$—	$(14)	$34,568	$34,582	$—	$34,582
Corporate debt securities	Level 2	152,137	—	(464)	151,673	152,137	14,932	137,205
		$334,655	$—	$(757)	$333,898	$334,655	$14,932	$319,723

Total		$971,216	$8	$(1,661)	$969,563	$970,320	$243,805	$726,515

	December 31, 2021
	Fair value level	Adjusted cost basis	Unrealized gains	Unrealized losses	Fair market value	Recorded basis	Cash and cash equivalents	Short-term investments
Cash		$3,139	$—	$—	$3,139	$3,139	$3,139	$—
Money market funds	Level 1	64,668	—	—	64,668	64,668	64,668	—
Certificate of deposits, notes and term deposits	Level 2	565,089	—	—	565,089	565,089	140,995	424,094
HTM securities (2)
U.S. Treasury bills	Level 1	199,981	8	—	199,989	199,981	—	199,981
Corporate debt securities	Level 2	104,823	—	—	104,823	104,823	—	104,823
		$304,804	$8	$—	$304,812	$304,804	$—	$304,804

Total		$937,700	$8	$—	$937,708	$937,700	$208,802	$728,898
(1) Changes in fair value of AFS securities are recorded in other comprehensive income. If unrealized loss is identified as credit loss, this loss will be recorded as finance expenses.
(2) Changes in fair value of HTM securities are presented for disclosure purposes as required by ASC 320 and are recorded as finance expenses only if the unrealized loss is identified as a credit loss.
As of September 30, 2022 and December 31, 2021, all investments and equivalents mature in one year or less.
Unrealized losses from debt securities are primarily attributable to changes in interest rates. The Company does not believe any remaining unrealized losses represent impairments based on the evaluation of available evidence.
Debt securities with continuous unrealized losses for less than 12 months and their related fair values were as follows:

	September 30, 2022
	Less than 12 months
	Fair value	Unrealized loss
U.S. Treasury bills	$483	$(4)
Government and governmental agencies	6,703	(48)
Corporate debt securities	132,242	(852)
Total	$139,428	$(904)
As of September 30, 2022, no continuous unrealized losses for 12 months or greater was identified.

NOTE 3: INVENTORIES
Inventories are stated at the lower of cost or net realizable value. The weighted average methodology is applied to determine cost. As of September 30, 2022 and December 31, 2021, the Company’s inventories were composed of:

	September 30, 2022	December 31, 2021
	Unaudited	Audited
Raw materials	$3,138	$1,485
Work in progress	8,992	8,274
Finished products	14,662	14,668
Total	$26,792	$24,427

NOTE 4: COMMITMENTS AND CONTINGENT LIABILITIES
Operating Leases. The facilities of the Company are leased under various operating lease agreements for periods, including options for extensions, ending no later than 2044. The Company also leases motor vehicles under various operating leases, which expire on various dates, the latest of which is in 2025.
Pledged deposits and bank guarantees. As of September 30, 2022 and December 31, 2021, the Company pledged bank deposits of $2,296 and $2,350, respectively, to cover bank guarantees in respect of its leases of operating facilities and obtained bank guarantees for the fulfillment of the Company’s lease and other contractual commitments of $2,616 and $2,698, respectively.
Senior secured revolving credit facility. On November 6, 2020, the Company entered into a three-year $150,000 senior secured revolving credit facility with a syndicate of relationship banks. For additional information, see Note 12(c) to the Consolidated Financial Statements in the 2021 10-K. As of September 30, 2022, the Company had no outstanding balance borrowed under the facility.
NOTE 5: CONVERTIBLE NOTE
On November 5, 2020, the Company issued $575,000 aggregate principal amount of 0% Convertible Senior Notes due 2025 (the “Notes”).
The Notes mature on November 1, 2025, unless earlier repurchased, redeemed or converted as set forth in the Notes. As of September 30, 2022, the conditions allowing holders of the Notes to convert were not met. The Notes are therefore not convertible as of September 30, 2022 and are classified as long-term liability.
For additional information, see Note 10(a) to the Consolidated Financial Statements in the 2021 10-K.
The net carrying amounts of the liability of the Notes as of September 30, 2022 and December 31, 2021 are as follows:

	September 30, 2022	December 31, 2021
	Unaudited	Audited
Liability component, net:
Principal amount	$575,000	$575,000
Unamortized issuance costs	(10,323)	(12,784)
Net carrying amount of liability component (1)	$564,677	$562,216
(1) An effective market interest rate determines the fair value of the Notes, therefore they are categorized as Level 3 in accordance with ASC 820, "Fair Value Measurements and Disclosures." The estimated fair values of the net carrying amount of liability component of the Notes as of September 30, 2022 and December 31, 2021 were $413,385 and $467,469, respectively.

Finance expense related to the Notes was as follows:

	Three months ended September 30,		Nine months ended September 30,		Year ended December 31, 2021
	2022	2021	2022	2021
	Unaudited		Unaudited		Audited
Amortization of debt issuance costs	831	826	2,461	2,511	3,339
Total finance expense recognized	$831	$826	$2,461	$2,511	$3,339
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
Options granted under the 2015 Plan generally have a two-year or four-year vesting period and expire ten years after the date of grant. Options granted under the 2015 Plan that are canceled or forfeited before expiration become available for future grants. RSUs granted under the 2015 Plan generally vest over a three year period. PSUs granted under the 2015 Plan generally vest between a three- and six-year period as performance targets are attained. RSUs and PSUs granted under the 2015 Plan that are canceled before expiration become available for future grants. As of September 30, 2022, 16,836,815 ordinary shares were available for grant under the 2015 Plan.
A summary of the status of the Company’s option plans as of September 30, 2022 and changes during the period then ended is presented below:

	Nine months ended September 30, 2022
	Unaudited
	Number of options	Weighted average exercise price
Outstanding at beginning of year	8,549,322	$33.09
Granted	751,854	79.46
Exercised	(436,289)	21.22
Forfeited and canceled	(108,517)	83.57
Outstanding as of September 30, 2022	8,756,370	$37.04

Exercisable options	7,104,809	$25.32
For the nine months ended September 30, 2022, options to purchase 436,289 ordinary shares were exercised, resulting in the issuance of 436,289 ordinary shares.
A summary of the status of the Company’s RSUs and PSUs as of September 30, 2022 and changes during the period then ended is presented below.

	Nine months ended September 30, 2022
	Unaudited
	Number of RSU/PSUs	Weighted average grant date fair value
Unvested at beginning of year	4,459,107	$65.56
Granted	1,195,654	80.21
Vested	(488,680)	85.74
Forfeited and cancelled	(98,579)	95.45
Unvested as of September 30, 2022 (1)	5,067,502	66.49

(1) Includes PSUs that have a mix of service, market and other milestone performance vesting conditions which are vested upon achievements of performance milestones which are not probable, as of September 30, 2022, in accordance with ASC 718 as follows:

September 30, 2022
Number of PSUs	Fair value at grant date per PSU	Total fair value at grant date
2,703,852	$48.16	$130,218
108,113	69.37	7,500
124,701	$80.59	10,050
17,712	84.68	1,500
7,605	$87.66	667
10,532	94.94	1,000
189,626	$114.26	21,667
3,162,141		$172,602
These PSUs will be expensed over the performance period when the vesting conditions become probable in accordance with ASC 718.
In September 2015, the Company adopted an employee share purchase plan (“ESPP”) to encourage and enable eligible employees to acquire ownership of the Company’s ordinary shares purchased through accumulated payroll deductions on an after-tax basis. In the United States, the ESPP is intended to be an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code and the provisions of the ESPP are construed in a manner consistent with the requirements of such section. As of September 30, 2022, 4,908,288 ordinary shares were available to be purchased by eligible employees under the ESPP.

The fair value of share-based awards was estimated using the Black-Scholes model for all equity grants. For market condition awards, the Company also applied the Monte-Carlo simulation model. We assessed fair value using the following underlying assumptions:

	Nine months ended September 30,		Year ended December 31, 2021
	2022	2021
	Unaudited		Audited
Stock Option Plans
Expected term (years)	5.33-5.83	5.50-6.00	5.50-6.00
Expected volatility	60%-62%	60%-63%	60%-63%
Risk-free interest rate	1.58%-3.04%	0.78%-1.02%	0.78%-1.27%
Dividend yield	0.00%	0.00%	0.00%
ESPP
Expected term (years)	0.50	0.50	0.50
Expected volatility	51%-77%	54%-81%	54%-81%
Risk-free interest rate	0.19%-2.52%	0.05%-0.09%	0.05%-0.09%
Dividend yield	0.00%	0.00%	0.00%
The total non-cash share-based compensation expense related to all of the Company’s equity-based awards recognized for the three and nine months ended September 30, 2022 and 2021 and the year ended December 31, 2021 was:

	Three months ended September 30,		Nine months ended September 30,		Year ended December 31, 2021
	2022	2021	2022	2021
	Unaudited		Unaudited		Audited
Cost of revenues	$1,013	$808	$2,994	$2,368	$3,471
Research, development and clinical studies	7,430	7,761	21,855	21,390	27,597
Sales and marketing	7,686	5,806	21,143	16,706	22,673
General and administrative	10,176	11,383	31,181	32,038	41,159
Total share-based compensation expense	$26,305	$25,758	$77,173	$72,502	$94,900

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

The following table sets forth the computation of the Company’s basic and diluted net income (loss) per ordinary share:

	Three months ended September 30,		Nine months ended September 30,		Year ended December 31, 2021
	2022	2021	2022	2021
	Unaudited		Unaudited		Audited
Net income (loss) attributable to ordinary shares as reported used in computing basic and diluted net income (loss) per share	$(26,576)	$(13,124)	$(55,231)	$(31,893)	$(58,351)

Weighted average number of ordinary shares used in computing basic net income (loss) per share	104,884,583	103,731,147	104,552,803	103,281,380	103,433,274
Weighted average number of ordinary shares used in computing diluted net income (loss) per share	104,884,583	103,731,147	104,552,803	103,281,380	103,433,274

Weighted anti-dilutive shares outstanding which were not included in the diluted calculation	7,289,441	8,084,045	7,668,684	8,827,739	8,524,922

Basic net income (loss) per ordinary share	$(0.25)	$(0.13)	$(0.53)	$(0.31)	$(0.56)

Diluted net income (loss) per ordinary share	$(0.25)	$(0.13)	$(0.53)	$(0.31)	$(0.56)

NOTE 8: SUPPLEMENTAL INFORMATION
The Company operates in a single reportable segment.
The following table presents long-lived assets by location:

	September 30, 2022	December 31, 2021
	Unaudited	Audited
United States	$28,459	$23,263
Israel	6,579	5,297
Switzerland	4,201	4,085
Japan	878	799
Germany	669	1,020
Others	944	1,152
Total	$41,730	$35,616
The Company’s revenues by geographic region, based on the customer’s location, are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,		Year ended December 31, 2021
	2022	2021	2022	2021
	Unaudited		Unaudited		Audited
United States	$102,651	$88,032	$308,270	$261,079	$353,110
EMEA:
Germany	6,780	23,208	36,366	74,934	93,939
Other EMEA	7,538	7,081	23,423	23,035	30,577
Japan	7,865	8,778	24,887	25,806	34,640
Greater China (1)	6,164	6,507	16,465	16,964	22,765
Total net revenues	$130,998	$133,606	$409,411	$401,818	$535,031
(1) For additional information, see Note 12 to the Consolidated Financial Statements in the 2021 10-K.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist you in better understanding and evaluating our financial condition and results of operations. We encourage you to read this MD&A in conjunction with our unaudited consolidated financial statements and the notes thereto for the period ended September 30, 2022 included in Part I, Item 1 of this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Please refer to the information under the heading “Cautionary Note Regarding Forward-Looking Statements” elsewhere in this report. References to the words “we,” “our,” “us,” and the “Company” in this report refer to NovoCure Limited, including its consolidated subsidiaries.
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
Overview
We are a global oncology company with a proprietary platform technology called Tumor Treating Fields ("TTFields"), which are electric fields that exert physical forces to kill cancer cells via a variety of mechanisms. Our key priorities are to drive commercial adoption of Optune and Optune Lua, our commercial TTFields devices, and to advance clinical and product development programs intended to extend overall survival in some of the most aggressive forms of cancer.
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
As a highly versatile first-in-class modality, TTFields therapy has significant potential for broad applicability across solid tumor types and lines of therapy. Currently, we are conducting phase 3 pivotal studies evaluating the use of TTFields in non-small cell lung cancer ("NSCLC"), ovarian cancer, brain metastases from NSCLC, and pancreatic cancer. Additionally, we have multiple ongoing or recently completed phase 2 pilot studies evaluating the use of TTFields. These studies are in gastric cancer and stage 3 NSCLC, as well as testing the potential incremental survival benefit of TTFields delivered using high-intensity arrays versus standard arrays. We are also currently conducting a global phase 4 post-marketing study testing the potential survival benefit of initiating Optune concurrent with radiation therapy versus following radiation therapy in patients with newly diagnosed GBM. We anticipate expanding our clinical pipeline over time to study the safety and efficacy of TTFields for additional solid tumor indications and combinations with other cancer treatment modalities.
We completed enrollment of the phase 3 pivotal LUNAR trial in November 2021, which began the final patient’s 12-month follow-up period. Our clinical operations and data collection efforts remain on track and, we expect to announce top-line results in early Q1 2023.

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
Today, we announced data from the EF-33 pilot study evaluating the safety and preliminary efficacy of a higher intensity array design in 25 patients diagnosed with recurrent GBM. Among those patients who used Optune as directed with higher intensity arrays for at least one month, median progression-free survival was 4.5 months. This compares to 2.2 months from our pivotal EF-11 study in recurrent GBM. Further, alongside the increased dosage, EF-33 patients reported no TTFields-related toxicity.
We now expect to complete enrollment in our phase 3 pivotal METIS study for the treatment of brain metastases from NSCLC in the first quarter of 2023. This will begin the final patient's 12-month follow-up period and we anticipate top-line data in the first quarter of 2024.
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
We view our operations and manage our business in one operating segment. For the three and nine months ended September 30, 2022, our net revenues were $131.0 million and $409.4 million, respectively. Our net loss for the three and nine months ended September 30, 2022 were $26.6 million and $55.2 million, respectively. As of September 30, 2022, we had an accumulated deficit of $741.2 million. Our net loss resulted primarily from net revenue growth which was more than offset by increasing investments in research, development and clinical trial initiatives and sales and marketing initiatives that support our ongoing exploration of the benefits of TTFields across numerous cancer indications, as well as geographic expansion and pre-commercial activities associated with potential future indication launches.
Impact of COVID-19
In March 2020, the World Health Organization (“WHO”) declared COVID-19 a global pandemic. Since the pandemic began, we have been following the guidance of the WHO, the U.S. Centers for Disease Control and Prevention, and local health authorities in all of our active markets and we have adjusted the way we conduct business to adapt to the evolving situation. The COVID-19 pandemic did not have a material impact on our financial results through the third quarter of 2022. The pandemic has had and is having an impact on our day-to-day operations, which varies by region based on factors such as geographical spread, stage of containment and recurrence of the pandemic in each region. We believe the prolonged disruption caused by COVID-19 is resulting in increased volatility across global health care systems, such as fluctuations in patient volumes and changes in patterns of care in certain regions, which is currently impacting and might continue to impact our business and clinical studies in the future. For example, outside the U.S., localized lockdowns are causing disruptions in the ability to monitor clinical studies. TTFields is an emerging modality in cancer care and requires significant educational effort to drive awareness and acceptance of our therapy. We have relied heavily on virtual engagement to manage these educational efforts since the onset of the pandemic, which poses challenges to our ability to effectively communicate and engage with our customers and partners around the world.
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
Impact of Medical Device Regulation Implementation
As a result of the implementation of the Medical Device Regulation ("MDR"), our notified body (as well as many other notified bodies throughout the European Economic Area ("EEA") has suffered a significant backlog in issuing CE Certificate renewals. That may affect our ability to obtain a renewal of our CE Certificate for Optune before the current CE Certificate expires in October 2022. In the event of a gap between expiration of the current CE Certificate and issuance of the renewal, we are able to continue to sell and market CE marked Optune from current inventories in the EEA and Switzerland under the expired CE Certificate. We have been assured in writing from the notified body that our renewal application has passed technical review and no issues are expected while the certification team completes the renewal. We are proactively procuring an adequate supply of Optune to ensure the avoidance of any material disruption in the event that there is a gap between expiration of the current CE Certificate and issuance of the renewal.

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
Results of Operations
The following discussion provides an analysis of our results of operations and reasons for material changes therein for the three and nine months ended September 30, 2022 as compared to the three and nine months ended September 30, 2021. The tables contained in this section report U.S. dollars in thousands (except share, patient, and prescription data).
The following table sets forth our consolidated statements of operations data:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	Unaudited		Unaudited
Net revenues	$130,998	$133,606	$409,411	$401,818
Cost of revenues	29,749	30,206	85,979	85,190
Gross profit	101,249	103,400	323,432	316,628

Operating costs and expenses:
Research, development and clinical studies	51,956	48,141	151,265	144,372
Sales and marketing	41,395	32,580	124,029	98,075
General and administrative	32,509	31,231	94,683	95,116
Total operating costs and expenses	125,860	111,952	369,977	337,563

Operating income (loss)	(24,611)	(8,552)	(46,545)	(20,935)
Financial expenses (income), net	(1,194)	1,981	2,743	5,567

Income (loss) before income taxes	(23,417)	(10,533)	(49,288)	(26,502)
Income taxes	3,159	2,591	5,943	5,391
Net income (loss)	$(26,576)	$(13,124)	$(55,231)	$(31,893)

Basic net income (loss) per ordinary share	$(0.25)	$(0.13)	$(0.53)	$(0.31)
Weighted average number of ordinary shares used in computing basic net income (loss) per share	104,884,583	103,731,147	104,552,803	103,281,380
Diluted net income (loss) per ordinary share	$(0.25)	$(0.13)	$(0.53)	$(0.31)
Weighted average number of ordinary shares used in computing diluted net income (loss) per share	104,884,583	103,731,147	104,552,803	103,281,380

The following table details the share-based compensation expense included in costs and expenses:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	Unaudited		Unaudited
Cost of revenues	$1,013	$808	$2,994	$2,368
Research, development and clinical studies	7,430	7,761	21,855	21,390
Sales and marketing	7,686	5,806	21,143	16,706
General and administrative	10,176	11,383	31,181	32,038
Total share-based compensation expense	$26,305	$25,758	$77,173	$72,502

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
The following table includes certain commercial operating statistics for and as of the end of the periods presented.

	September 30,
Operating statistics	2022	2021
Active patients at period end
North America (1)	2,181	2,223
EMEA:
Germany	468	562
Other EMEA	417	425
Japan	354	292
Total	3,420	3,502

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Prescriptions received in period
North America (1)	978	931	2,867	2,815
EMEA:
Germany	214	220	650	705
Other EMEA	118	119	363	391
Japan	79	110	276	321
Total	1,389	1,380	4,156	4,232
(1) North America includes data for the United States and Canada for the second half of 2021 and all of 2022, and the United States only for the first half of 2021.
There were 12 active MPM patients on therapy as of September 30, 2022 and 8 MPM prescriptions were received in the three months ended September 30, 2022.
Three and nine months ended September 30, 2022 compared to three and nine months ended September 30, 2021

	Three months ended September 30,			Nine months ended September 30,
	2022	2021	% Change	2022	2021	% Change
Net revenues	$130,998	$133,606	(2)%	$409,411	$401,818	2%
Net revenues. Net revenues decreased 2% to $131.0 million for the three month period ending September 30, 2022 from $133.6 million for the same period in 2021, and increased 2% to $409.4 million for the nine month period ended September 30, 2022 from $401.8 million for the same period in 2021. For the three month period ending September 30, 2022, the decrease resulted primarily from a reduction in German approval rates as a result of updated coverage criteria and the impact of foreign exchange rate fluctuations. For the nine month period ending September 30, 2022, the increase in net revenues resulted primarily from an increase in collections from previously denied and appealed claims in the U.S. offset by a reduction in current period German net revenues and prior period accounts receivable to reflect updated coverage criteria.
We continue to actively appeal and pursue previously denied claims, but the cadence and size of these collections are impossible to predict. We believe the claims which are most accessible will largely be exhausted this year and the remaining outstanding claims will take a greater level of time and effort to collect in the future.

	Three months ended September 30,			Nine months ended September 30,
	2022	2021	% Change	2022	2021	% Change
Cost of revenues	$29,749	$30,206	(2)%	$85,979	$85,190	1%
Cost of revenues. Our cost of revenues for the three month period ended September 30, 2022 decreased 2% to $29.7 million, from $30.2 million for the same period in 2021. Cost of revenues for the nine months ended September 30, 2022 increased by 1% to $86.0 million from $85.2 million for the same period in 2021. For the three month period ended September 30, 2022, the decrease in cost of revenues was primarily driven by decreased shipments to Zai. For the nine month period ended September 30, 2022, the increase in cost of revenues was primarily a result of increased shipments to Zai. We continue to focus on opportunities to increase efficiencies and scale within our supply chain. This includes evaluating new materials, manufacturers, and processes that could lead to lower costs.
Gross margin was 77% for the three months ended September 30, 2022 compared to 77% for the three months ended September 30, 2021. Gross margin was 79% for the nine months ended September 30, 2022 and 79% for the nine months ended September 30, 2021. Excluding sales to Zai, cost of revenues per active patient per month was $2,543 for the three months ended September 30, 2022, an increase of 2% from $2,485 for the same period in 2021, due to increased investments intended to expand capacity in advance of future potential launches in new indications. Cost of revenues per active patient is calculated by dividing the cost of revenues for the quarter less equipment sales to Zai for the quarter by the average of the active patients at the end of the prior quarter and the ending active patients in the current quarter. This quarterly figure is then divided by three to estimate the monthly cost of revenues per active patient. Sales to Zai are deducted because they are sold at cost and in anticipation of future royalties from Zai, and Zai patient counts are not included in our active patient population. Product sales to Zai totaled $3.5 million and $8.8 million for the three and nine months ended September 30, 2022 compared to $4.2 million and $8.0 million for the three and nine months ended September 30, 2021.
Operating Expenses.

	Three months ended September 30,			Nine months ended September 30,
	2022	2021	% Change	2022	2021	% Change
Research, development and clinical studies	$51,956	$48,141	8%	$151,265	$144,372	5%
Sales and marketing	41,395	32,580	27%	124,029	98,075	26%
General and administrative	32,509	31,231	4%	94,683	95,116	—%
Total operating expenses	$125,860	$111,952	12%	$369,977	$337,563	10%
Research, development and clinical study expenses. Research, development and clinical study expenses increased 8% to $52.0 million for the three month period ended September 30, 2022 from $48.1 million for the same period in 2021, and increased 5% to $151.3 million for the nine month period ended September 30, 2022 from $144.4 million in the same period in 2021. For both the three and nine month periods, the change was primarily driven by an increase in direct clinical study costs, preclinical costs associated with the design of future trials, and costs associated with regulatory affairs.
Sales and marketing expenses. Sales and marketing expenses increased 27% to $41.4 million for the three months ended September 30, 2022 from $32.6 million for the same period in 2021, and increased 26% to $124.0 million for the nine month period ended September 30, 2022 from $98.1 million for the same period in 2021. For the three and nine month period ended September 30, 2022, the change was primarily due to an increase in market research and strategic planning activities intended to enhance our commercial capabilities in anticipation of potential future approvals in new indications, including NSCLC and ovarian cancer. Additionally, we are investing in market access capabilities in order to evaluate opportunities, identify optimal access pathways, and successfully gain reimbursement in new geographies.
General and administrative expenses. General and administrative expenses increased 4% to $32.5 million for the three months ended September 30, 2022 from $31.2 million for the same period in 2021, and totaled $94.7 million for the nine month period ended September 30, 2022, virtually unchanged from $95.1 million for the same period in 2021. For the three month period, the change was primarily due to an increase in information technology and supply chain investments to enhance operational capabilities in advance of potential future launches in new indications.

	Three months ended September 30,			Nine months ended September 30,
	2022	2021	% Change	2022	2021	% Change
Financial expenses (income), net	$(1,194)	$1,981	(160)%	$2,743	$5,567	(51)%
Financial expenses, net. Financial expenses decreased 160% to financial income of $1.2 million for the three months ended September 30, 2022 from $2.0 million for the same period in 2021, and decreased 51% to $2.7 for the nine months ended September 30, 2022 from $5.6 for the same period in 2021. For the three and nine month periods, the decrease was primarily due to increased interest income partially offset by increased foreign exchange rate fluctuations. Foreign exchange rate expenses increased to $2.5 million for the three months ended September 30, 2022 from $0.9 million expenses for the same period in 2021, and increased 272% to $7.7 million for the nine months ended September 30, 2022 from $2.8 million for the same period in 2021.

	Three months ended September 30,			Nine months ended September 30,
	2022	2021	% Change	2022	2021	% Change
Income taxes	$3,159	$2,591	22%	$5,943	$5,391	10%
Income taxes. Income taxes increased 22% to $3.2 million for the three months ended September 30, 2022 from $2.6 million for the same period in 2021, and was increased by 10% to $5.9 million from $5.4 million for the nine months ended September 30, 2022 compared to the same period in 2021. For the three and nine months ended September 30, 2022 the increase reflects a change in the mix of applicable statutory tax rates in active jurisdictions.
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

	Three months ended September 30,			Nine months ended September 30,
	2022	2021	% Change	2022	2021	% Change
Net income (loss)	$(26,576)	$(13,124)	102%	$(55,231)	$(31,893)	73%
Add: Income tax	3,159	2,591	22%	5,943	5,391	10%
Add: Financial expenses (income), net	(1,194)	1,981	(160)%	2,743	5,567	(51)%
Add: Depreciation and amortization	2,659	2,734	(3)%	7,924	7,584	4%
EBITDA	$(21,952)	$(5,818)	277%	$(38,621)	$(13,351)	189%
Add: Share-based compensation	26,305	25,758	2%	77,173	72,502	6%
Adjusted EBITDA	$4,353	$19,940	(78)%	$38,552	$59,151	(35)%
Adjusted EBITDA decreased by 78% to $4.4 million for the three months ended September 30, 2022 from $19.9 million for the same period in 2021, and decreased by 35% to $38.6 million for the nine months ended September 30, 2022 from $59.2 million for the same period in 2021. The changes in both periods were primarily due to a decrease in net income driven by increased investment in research, development and clinical studies and sales and marketing intended to maximize future growth opportunities.

Liquidity and Capital Resources
We have incurred significant losses and cumulative negative cash flows from operations since our founding in 2000. As of September 30, 2022, we had an accumulated deficit of $741.2 million. To date, we have primarily financed our operations through the issuance and sale of equity and the proceeds from long-term loans.
At September 30, 2022, we had $970.3 million in cash, cash equivalents and short-term investments, an increase of $32.6 million compared to $937.7 million at December 31, 2021. We believe our cash, cash equivalents and short-term investments as of September 30, 2022 are sufficient for our operations for at least the next 12 months based on our existing business plan and our ability to control the timing of significant expense commitments. We expect that our research, development and clinical study expenses, sales and marketing expenses and general and administrative expenses will continue to increase over the next several years and may outpace our gross profit. As a result, we may need to raise additional capital to fund our operations.
The following summary of our cash flows for the periods indicated has been derived from our unaudited consolidated financial statements, which are included elsewhere in this Quarterly Report:

	Nine months ended September 30,
	2022	2021	Change	% Change
Net cash provided by (used in) operating activities	$34,495	$68,352	$(33,857)	(50)%
Net cash provided by (used in) investing activities	(11,897)	354,256	(366,153)	(103)%
Net cash provided by financing activities	12,081	22,050	(9,969)	(45)%
Effect of exchange rate changes on cash and cash equivalents	(252)	(139)	(113)	81%
Net increase (decrease) in cash, cash equivalents and restricted cash	$34,427	$444,519	$(410,092)	(92)%
Operating activities. Net cash used in or provided by operating activities represents our net income (loss) for the periods presented, share-based compensation and depreciation and amortization. Operating cash flows are also impacted by changes in working capital.
Net cash provided by operating activities decreased by $33.9 million from $68.4 million net cash provided by operating activities for the nine months ended September 30, 2021 to $34.5 million net cash provided by operating activities for the nine months ended September 30, 2022. This decrease was a result of net income decreasing by $23.3 million compared to the same period in 2021 and a $12.2 million decrease in net cash provided by working capital, including a $14.3 million decrease in accounts payables and accrued expenses, a $6.2 million increase in inventories and a $4.2 million decrease in accounts receivables, partially offset by a $1.6 million change in the mix from cash to non-cash based expenses.
Investing activities. Our investing activities consist primarily of investments in and redemptions of our short-term investments as well as investments in property and equipment.
Net cash used in investing activities was $11.9 million for the nine months ended September 30, 2022, compared to $354.3 million provided by investing activities for the nine months ended September 30, 2021. The net cash used in investing activities for the nine months ended September 30, 2022 was primarily attributable to $3.0 million of net proceeds from maturity of short-term investments, offset by the purchase of $14.9 million of property and equipment. The net cash provided by investing activities for the nine months ended September 30, 2021 was primarily attributable to $364.2 million of net proceeds from maturity of short-term investments, partially offset by the purchase of $9.9 million of property and equipment.
Financing activities. To date, our primary financing activities have been the sale of equity and the proceeds from long-term loans. Net cash provided by financing activities was $12.1 million for the nine months ended September 30, 2022, as compared to $22.1 million provided by financing activities for the nine months ended September 30, 2021. The net cash provided by financing activities for the nine months ended September 30, 2022 and September 30, 2021 included proceeds from the issuance of shares as well as proceeds from the exercise of options under the Company's employee stock purchase plan and stock option plan.

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
The commitments under the 2020 Credit Facility are guaranteed by certain of our subsidiaries and secured by a first lien on our and certain of our subsidiaries’ assets. Outstanding loans bear interest per annum at a sliding scale based on the our secured leverage ratio from 2.75% to 3.25% above the applicable interbank borrowing reference rate for the currency in which the loan is denominated. Additionally, the 2020 Credit Facility contains a fee for the unused revolving credit commitments at a sliding scale based on our secured leverage ratio from 0.35% to 0.45%. The 2020 Credit Facility contains financial covenants requiring maintenance of a minimum fixed charge coverage ratio and specifying a maximum senior secured net leverage ratio, as well as customary events of default which include a change of control. As of September 30, 2022, we were in compliance with such covenants.
As of September 30, 2022, we had no outstanding balance borrowed under the 2020 Credit Facility.
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
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.  Risk Factors
There have been no material changes to our risk factors disclosed in Part I, Item 1A “Risk Factors” in the 2021 10-K, except as follows.
In the EU member states where we market our Products and operate, we were subject to, inter alia, the Medical Device Directive ("MDD") as implemented into national legislation by the EU member states. On May 26, 2021, the MDD was replaced and repealed by the Medical Device Regulation ("MDR"), which applies directly in all EU member states. In Switzerland, our Products and operations are subject to, inter alia, the Medical Devices Ordinance, which implements the MDR into Swiss law.
In the European Economic Area (“EEA”), we are required to obtain a CE Certificate and to affix a CE mark to our Products. In the EEA, our devices must be subject to conformity assessment procedure involving an EEA notified body, a private organization accredited by an EEA member state to conduct conformity assessment procedures under the MDR. The notified body typically audits and examines the device’s technical documentation, including the clinical evaluation, and the quality system for the manufacture, design and final inspection of our devices before issuing a CE Certificate demonstrating compliance with the relevant requirements or the quality system requirements laid down in the relevant Annexes to the MDR. The MDR imposed new, stricter requirements that we must comply with in order to renew the CE Certificates for our Products when they expire. As a result of the implementation of the MDR, our notified body (as well as many other notified bodies throughout the EEA) has suffered a significant backlog in issuing CE Certificate renewals. While we expect to receive the CE Certificate renewal from our notified body, there can be no assurance that we will receive the renewal prior to the depletion of existing inventories.
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

NovoCure Limited

Date: October 27, 2022	/s/ Ashley Cordova
Ashley Cordova Chief Financial Officer (principal financial and accounting officer and duly authorized officer)