Form 10-K
period 2022-12-31
NovoCure Ltd
filed 2023-02-23
CIK 1645113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-K
______________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                             ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.                 ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the outstanding common equity of the registrant held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $2,830,918,480.
The number of shares of the registrant’s ordinary shares outstanding as of February 20, 2023 was 105,455,173.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2023 annual meeting of shareholders are incorporated by reference into Items 10, 11, 12, 13, and 14 of Part III of this Form 10-K. Such definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2022.

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
Optune is approved by the U.S. Food and Drug Administration ("FDA") under the Premarket Approval ("PMA") pathway for the treatment of adult patients with newly diagnosed glioblastoma ("GBM") together with temozolomide, a chemotherapy drug, and for adult patients with GBM following confirmed recurrence after chemotherapy as monotherapy treatment. We also have a CE certificate to market Optune for the treatment of GBM in the European Union ("EU"), as well as approval or local registration in the United Kingdom ("UK"), Japan, Canada and certain other countries. Optune Lua is approved by the FDA under the Humanitarian Device Exemption ("HDE") pathway to treatment malignant pleural mesothelioma ("MPM") together with standard chemotherapies. We have also received CE certification in the EU and approval or local registration to market Optune Lua in certain other countries. We market Optune and Optune Lua in multiple countries around the globe with the majority of our revenues coming from the use of Optune in the U.S., Germany and Japan. We are actively evaluating opportunities to expand our international footprint.
We believe the physical mechanisms of action behind TTFields therapy may be broadly applicable to solid tumor cancers. We recently completed patient follow-up and announced top line results from our pivotal LUNAR study evaluating the use of TTFields in the treatment of non-small cell lung cancer ("NSCLC") together with standard therapies. Patients treated with TTFields and standard therapies demonstrated a statistically significant and clinically meaningful improvement in overall survival over standard therapies alone. The LUNAR study also showed a statistically significant and clinically meaningful improvement in overall survival when patients were treated with TTFields and immune checkpoint inhibitors, as compared to those treated with immune checkpoint inhibitors alone, and a positive trend in overall survival when patients were treated with TTFields and docetaxel versus docetaxel alone. We expect to present full results of the LUNAR study at a future medical conference.
In addition to the LUNAR study, we are conducting pivotal studies evaluating the use of TTFields in the treatment of ovarian cancer, brain metastases from NSCLC ("brain metastases") and pancreatic cancer. We are also conducting a pivotal study testing the potential survival benefit of initiating Optune concurrent with radiation therapy versus following radiation therapy in patients with newly diagnosed GBM.
We have one ongoing pilot study evaluating the use of TTFields in the treatment of stage 3 NSCLC and are designing several additional pilot and pivotal studies in partnership with oncology leaders to further explore the capabilities of TTFields. We anticipate expanding our clinical pipeline over time to study the safety and efficacy of TTFields for additional solid tumor indications and combinations with other cancer treatment modalities.
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
Our ordinary shares are quoted on the NASDAQ Global Select Market under the symbol "NVCR." We were incorporated in the Bailiwick of Jersey in 2000. Daily management and control of the Company are located in Switzerland, with additional operating centers located around the world.

Our therapy
When cancer develops, rapid and uncontrolled division of unhealthy cells occurs. Electrically charged proteins within the cell are critical for cell division, making the rapidly dividing cancer cells vulnerable to electrical interference. TTFields therapy is a treatment that uses electric fields which exert physical forces to kill cancer via a variety of mechanisms.
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
Our track record of fundamental scientific research extends across more than two decades and, in all of our preclinical research to date, the application of TTFields has demonstrated a consistent anti-mitotic effect. Recent preclinical work suggests that the well-established impairment created by the physical effect of TTFields to tumor cells results in a series of changes to cell processes that downregulate DNA damage response, interfere with cell movement and migration, and increase anti-tumor immunity. Research is ongoing to further refine and build upon our understanding of TTFields' several mechanisms of action. Beyond our internal research efforts, we provide independent researchers with preclinical laboratory bench systems, known as inovitro™ and inovivo™, and we grant funding to support basic and translational research on TTFields. We also support independent research through our Investigator-Sponsored Trials and Preclinical Material Transfer Agreement programs in order to enhance our understanding of the optimal use of TTFields.
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
Through engineering efforts, we plan to continue to advance our Products to optimize TTFields therapy for patients. We have several product development programs underway designed to extend survival and enhance quality of life. Our product development programs are primarily focused on enhancements to the field generator, arrays and software applications. Our product development initiatives include, but are not limited to: next generation arrays that are thinner, lighter and more flexible, next generation array layout mapping software, development of a third generation device that optimizes the use of electric fields to treat tumors, and patient-centered software that enables scaled patient support as we prepare to treat larger patient populations across multiple indications. Our ultimate goal is to optimize the energy delivered to patients' tumors, potentially improving efficacy. Any enhancements will be subject to applicable regulatory reviews and approvals.
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
Treatment of newly diagnosed GBM
In 2015, we received FDA approval to market Optune for the treatment of adult patients with newly diagnosed supratentorial GBM in combination with temozolomide. The FDA approved Optune for newly diagnosed GBM based on the EF-14 study ("EF-14"), which was a randomized pivotal clinical study which compared, post radiation, Optune plus temozolomide versus temozolomide alone for the treatment of newly diagnosed GBM. The primary endpoint of the study was progression-free survival and a powered secondary endpoint was overall survival.
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
In these analyses, both time on therapy and higher intensity were associated with improved overall survival, independent of each other. In addition, patients who used Optune at least 18 hours per day at higher intensity levels (n=78) had a median overall survival of 25.1 months (95% CI 20.8-39.4).
Treatment of recurrent GBM
We initially received FDA approval for Optune in 2011 for use as a monotherapy treatment for adult patients with GBM, following confirmed recurrence after chemotherapy. The FDA approved Optune based on the EF-11 study ("EF-11"), a randomized, pivotal clinical study.
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
Treatment of MPM
In 2019, we received FDA approval via the HDE pathway to market Optune Lua (then known as NovoTTF-100L) for the treatment of adult patients with unresectable, locally advanced or metastatic MPM concurrent with pemetrexed and platinum-based chemotherapy. The FDA approved Optune Lua for MPM based on the STELLAR study ("STELLAR"). STELLAR was a single-arm, open-label, multi-center study designed to test the safety and efficacy of Optune Lua in combination with pemetrexed combined with cisplatin or carboplatin in patients with unresectable, previously untreated MPM. The study was powered to prospectively determine the overall survival in patients treated with Optune Lua plus chemotherapy. Secondary endpoints included overall response rate (per mRECIST criteria), progression-free survival and safety.
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
In 2023, we estimate that approximately:
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
In 2023, we estimate that approximately 3,000 people are diagnosed with malignant plural mesothelioma in the U.S. each year. Of this population, we estimate that approximately 1,600 patients are candidates for treatment with Optune Lua based upon the rate of disease progression and medical eligibility.
We believe there are many more patients who could benefit from treatment with TTFields than are currently on therapy. We continue to focus on increasing penetration for GBM and MPM. In the future, we anticipate strategically expanding into additional geographic markets and additional indications, pending regulatory approval.
Commercial execution
As of December 31, 2022, we had 102 sales force colleagues globally. Healthcare providers must undergo a certification training in order to prescribe our Products.
With respect to the treatment of GBM, our sales and marketing efforts are principally focused on driving adoption with both neuro-oncologists and radiation oncologists. In certain countries, neurosurgeons and medical oncologists also drive adoption. We continue to focus on driving key academic center engagements.
With respect to the treatment of MPM, our sales and marketing efforts are principally focused on certification training, supporting the required Institutional Review Board approval process in certain geographies, and driving awareness among radiation oncologists and thoracic oncologists. We believe the benefit of our education efforts will extend beyond MPM to future indications treated by the same prescribers.
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
We maintain a monthly list price for our therapy in the U.S. and set list prices outside of the United States that are approximately equivalent to this price, subject to currency fluctuations. We typically negotiate discounts from our list price with healthcare payers, and in certain cases we accept government-mandated discounts from our list prices in order to secure reimbursement for our Products.
We continue to work with payers to expand access to Optune for patients with GBM. As of December 31, 2022, we have received national reimbursement for Optune in Austria, Germany, Israel, Japan, Sweden and Switzerland. In February 2023, we finalized contract terms to establish national reimbursement in France for the treatment of adult patients with newly diagnosed GBM, pending official signatures and final publication in the Journal Officiel.
In the U.S., a substantial majority of Americans with private health insurance had coverage of Optune for newly diagnosed GBM and/or recurrent GBM as of December 31, 2022. As of September 2019, Americans who are beneficiaries of the Medicare fee-for-service program also have coverage of Optune for newly diagnosed GBM. We believe we have completed our administrative ramp-up towards processing Medicare claims and are efficiently pursuing appeals. We are actively appealing Medicare fee-for-service coverage denials up to and including the Administrative Law Judge ("ALJ") process with Centers for Medicare and Medicaid Services ("CMS").
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
Our development pipeline
Based on the results of our preclinical research, we have developed a pipeline strategy to advance TTFields through pilot and pivotal studies across multiple solid tumor types. We anticipate expanding our clinical pipeline over time to include additional solid tumor cancer indications.
Current Development Pipeline
The solid tumor cancers subject to our pilot and pivotal studies, as well as the studies themselves, are described in greater detail below. In addition to our studies in tumors of the head, thorax and abdomen, we continue to conduct research in our approved indications to further advance the scientific evidence supporting the use of TTFields in GBM and to gather additional information about our therapy's optimal use.
Glioblastoma
GBM is the most common and aggressive form of primary brain cancer. It is estimated that approximate 15,000 patients are diagnosed with GBM or tumors that typically progress to GBM each year in the U.S. Following diagnosis, standard of care treatment includes surgical resection, followed by radiotherapy with concomitant chemotherapy, followed TTFields together with maintenance chemotherapy.
2-THE-TOP pilot study
In 2021, Dr. David Tran, Chief of the Division of Neuro-Oncology at the University of Southern California Keck School of Medicine and co-Director of the USC Keck Brain Tumor Center, presented updated data from the pilot 2-THE-TOP study testing the safety and efficacy of TTFields together with pembrolizumab and temozolomide for the treatment of adult patients with newly diagnosed GBM. As of May 24, 2021, 25 patients with a median age of 61 years were enrolled in the study, with a median follow-up of 14.7 months. 32% had biopsy only and 16% had partial resection. 72% had unmethylated MGMT and 12% had an IDH mutation. 48% were progression-free, and 60% were still alive. Of the 19 patients with follow-up greater than 9 months, the median progression-free survival was at least 11.2 months compared to 6.7 months from the historical control study, EF-14, in which patients received TTFields and adjuvant temozolomide. 24% patients with measurable tumors achieved partial or complete response. 193,760 peripheral blood mononuclear cells were sequenced in 12 patients before pembrolizumab and detected robust post-TTFields T cell activation in 11 of 12 patients via the T1IFN trajectory with a strong correlation with the TCRαβ clonal expansion Simpson index (Spearman coefficient r=-0.8, P=0.014). The study defined a T cell-based gene signature of TTFields effects on TCRαβ clonal expansion. The most common adverse events were thrombosis (16%), seizure (12%), and metabolic disturbances (8%).
In March 2022, Dr. Tran presented updated results from the 2-THE-TOP study. These preliminary results, which are based on a median follow-up time of 16.8 months, compared outcomes for 26 patients in the ongoing 2-THE-TOP study versus a historical, matched-control group of 26 patients from the EF-14 study. For patients in the 2-THE-TOP study, median progression-free survival was 12.1 months, compared with 7.9 months for the matched-control patients in EF-14 (hazard ratio=0.46, p=0.033). Patients in 2-THE-TOP had a median overall survival of 25.2 months, compared with 15.9 months for the matched-control patients in EF-14 (hazard ratio=0.38, p=0.020). Of the 15 patients in 2-THE-TOP with measurable target lesions, six (40%) achieved partial to complete response and eight (53%) had stable disease.
The 2-THE-TOP study concluded that the triple combination of TTFields, temozolomide, and pembrolizumab is well tolerated and shows early evidence of efficacy in newly diagnosed GBM patients. Patients will continue follow-up with survival and molecular data to be updated. In 2022, we entered into a clinical collaboration agreement with MSD, a tradename of Merck & Co., Inc., ("MSD") to conduct the double-blind, placebo-controlled pivotal KEYNOTE D58 study of TTFields concomitant with pembrolizumab and maintenance temozolomide for the treatment of newly diagnosed GBM.
EF-33 pilot study
In October 2022, we announced preliminary data from our EF-33 pilot study, an open-label, single-arm study evaluating whether TTFields delivered at 200 kHz to the brain using high-intensity arrays in the treatment of recurrent GBM significantly improves the clinical outcomes of patients compared to using standard transducer arrays in 25 patients. Among patients who used Optune as directed with for at least one month, median progression-free survival was 4.5 months compared to 2.2 months in the historical control, our pivotal EF-11 study. Further, notwithstanding the increased dosage, EF-33 patients reported no TTFields-related toxicity.
TRIDENT pivotal study
In 2020, we enrolled the first patient in our TRIDENT study ("TRIDENT"), a pivotal study testing the potential survival benefit of initiating Optune concurrent with radiation therapy in patients with newly diagnosed GBM. The primary endpoint is overall survival. Secondary endpoints include progression-free survival, survival rates at one and two years, overall radiological response, severity and frequency of adverse effects, pathological changes in resected GBM tumors post treatment, quality of life, and correlation of overall survival to TTFields dose. TRIDENT is designed to accrue 950 patients with a 24-month minimum follow-up period after the last patient enrolled.
Non-small cell lung cancer
Lung cancer is the most common cause of cancer-related death worldwide, and NSCLC accounts for approximately 85% of all lung cancers. It is estimated that approximately 193,000 patients are diagnosed with NSCLC each year in the U.S.
Physicians use different combinations of surgery, radiation and pharmacological therapies to treat NSCLC, depending on the stage of the disease. Surgery, which may be curative in a subset of patients, is usually used in early stages of the disease. A combination of radiation, platinum-based chemotherapies, and immune checkpoint inhibitors, or targeted therapies, are the first line standard of care treatment for locally advanced or metastatic NSCLC. Today, the standard of care for second line treatment is evolving and often includes immune checkpoint inhibitors, docetaxel, platinum-based chemotherapy or pemetrexed.
EF-15 pilot study
In 2013, we published the results of our pilot study, the EF-15 study ("EF-15"), evaluating the safety and efficacy of TTFields in the treatment of advanced NSCLC. EF-15 focused on the effects of treatment with TTFields in combination with standard of care pemetrexed chemotherapy. Results of the pemetrexed pivotal FDA registration study were used as a historical control in this study.
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
LUNAR pivotal study
In 2017, we enrolled the first patient in our LUNAR study ("LUNAR"), a pivotal study testing the effectiveness of TTFields in combination with immune checkpoint inhibitors or docetaxel versus immune checkpoint inhibitors or docetaxel alone for patients with stage 4 NSCLC who progressed during or after platinum-based therapy. It is estimated that approximately 46,000 patients receive second-line treatment for stage 4 NSCLC each year in the U.S. The primary endpoint is superior overall survival of patients treated with TTFields plus immune checkpoint inhibitors or docetaxel versus immune checkpoint inhibitors or docetaxel alone. We believe our protocol incorporates the evolving standard of care for second-line treatment of NSCLC. TTFields is intended principally for use in combination with other standard-of-care treatments, and LUNAR was designed to generate data that contemplates multiple outcomes, all of which we believe will be clinically meaningful.
In 2021, we announced that an independent Data Monitoring Committee ("DMC") informed us that the pre-specified interim analysis for the LUNAR study was accelerated given the length of accrual and the number of events observed, to date. The interim analysis included data from 210 patients accrued through February 2021. After review of the interim analysis, the DMC concluded that the LUNAR study should continue with no evidence of increased systemic toxicity. The DMC went on to comment that the continued accrual to 534 patients as proposed in the original protocol, given the current rate of accrual and the interim data presented, is likely unnecessary and possibly unethical for patients randomized to control. For this reason, the DMC recommended an adjustment of accrual to approximately 276 patients with a 12-month follow-up following the enrollment of the last patient. The DMC believed this amended protocol would provide adequate data regarding toxicity and efficacy, providing sufficient overall power, as well as potentially providing important information regarding efficacy within treatment subgroups. In May 2021, the FDA approved our investigational device exemption supplement incorporating the recommended protocol changes and we enrolled our last LUNAR patient in November 2021.
In January 2023, we announced the LUNAR study met its primary endpoint, demonstrating a statistically significant and clinically meaningful improvement in overall survival for patients treated with TTFields and standard therapies compared to those treated with standard therapies alone. The LUNAR study also showed a statistically significant and clinically meaningful improvement in overall survival when patients were treated with TTFields and immune checkpoint inhibitors, as compared to those treated with immune checkpoint inhibitor alone, and a positive trend in overall survival when patients were treated with TTFields and docetaxel versus docetaxel alone. Patient enrollment was well balanced between the immune checkpoint inhibitor and docetaxel cohorts of the experimental and control arms, and the control arms performed in line with prior studies. TTFields therapy was well tolerated by patients enrolled in the experimental arm of the study. The publication of full data from the LUNAR study is anticipated in 2023.
KEYNOTE B36 pilot study
In June 2022, we enrolled the first patient in our KEYNOTE B36 study, a pilot study evaluating the safety and efficacy of TTFields together with the anti-PD-1 therapy pembrolizumab for the treatment of first-line NSCLC, expanding our research in the lung cancer space. This study is the result of a clinical study collaboration with MSD.
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
METIS pivotal study
In 2016, we enrolled the first patient in our METIS study ("METIS"), a pivotal study testing the effectiveness of SRS plus TTFields compared to SRS alone in patients with brain metastases resulting from NSCLC. It is estimated that between 20 to 40% of patients with NSCLC develop brain metastases, with an estimated 38,000 to 77,000 patients diagnosed each year in the U.S. with brain metastases resulting from NSCLC. The primary endpoint of METIS is time to first intracranial progression. Secondary endpoints include, among others, time to neurocognitive failure, overall survival and radiological response rate following study treatments. The study is designed to accrue 270 patients with a minimum 12-month follow-up period following the final patient enrollment. We anticipate completing enrollment of the METIS study in the first quarter of 2023.
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

INNOVATE pilot study
In 2018, we published the results of our pilot study in recurrent ovarian cancer, the INNOVATE study ("INNOVATE"), examining TTFields in combination with standard of care chemotherapy. INNOVATE was a multi-center, non-randomized, open-label study designed to test the feasibility, safety and preliminary efficacy of TTFields in combination with weekly paclitaxel. The paclitaxel control arm from the bevacizumab pivotal FDA registration study was used as a historical control in this study.
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
INNOVATE-3 pivotal study
In 2019, we enrolled the first patient in our INNOVATE-3 study ("INNOVATE-3"), a pivotal study testing the effectiveness of TTFields with paclitaxel in patients with platinum-resistant ovarian cancer. It is estimated that approximately 16,000 patients are diagnosed with platinum-resistant ovarian cancer each year in the U.S. The primary endpoint of INNOVATE-3 is overall survival. Secondary endpoints include progression-free survival, objective response rate, severity and frequency of adverse events, time to undisputable deterioration in health-related quality of life or death, and quality of life. The study is designed to accrue 540 patients with 18-month follow-up after the last patient in. In 2021, we announced that the final patient was enrolled in the pivotal INNOVATE-3 study. In March 2022, we announced that an independent DMC conducted a pre-specified interim analysis for the study. As part of the interim analysis, the DMC reviewed the safety data for all enrolled patients and completed an analysis of overall survival on the first 540 patients randomized in the study. The interim analysis did not indicate a need to increase the patient sample size and the DMC recommended that the study should continue to final analysis as planned. We anticipate that final data will be released in 2023, following completion of a minimum 18-month follow-up period. The European Network for Gynaecological Oncological Trial groups ("ENGOT") and The GOG Foundation, Inc. ("GOG"), third-party clinical study networks, are collaborating with us on the study.
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
PANOVA pilot study
In 2018, we published the results of our pilot study in advanced pancreatic adenocarcinoma, the PANOVA study ("PANOVA"), examining TTFields in combination with standard of care chemotherapy.
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
PANOVA-3 pivotal study
In 2018, we enrolled the first patient in our PANOVA-3 study ("PANOVA-3"), a pivotal study testing the effectiveness of TTFields with nab-paclitaxel and gemcitabine versus nab-paclitaxel and gemcitabine alone as a front-line treatment for unresectable locally advanced pancreatic cancer. It is estimated that approximately 43,000 patients are diagnosed with unresectable pancreatic cancer each year in the U.S. The primary endpoint of PANOVA-3 is overall survival. Secondary endpoints include progression-free survival, local progression-free survival, objective response rate, one-year survival rate, quality of life, pain-free survival, resectability rate and toxicity.
The study is designed to accrue 556 patients. In February 2023, we announced that the final patient was enrolled in the pivotal PANOVA-3 study, beginning the minimum 18-month follow-up period. A DMC will conduct a pre-specified interim analysis pursuant to the study protocol and final data is anticipated in 2024.
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
In 2021, we announced that the FDA granted breakthrough designation to the NovoTTF-200T System, a TTFields device intended for use together with atezolizumab and bevacizumab for the first-line treatment of patients with unresectable or metastatic liver cancer. The designation offers us an opportunity to interact with FDA experts throughout the premarket review phase and allows for prioritized review of regulatory submissions.
HEPANOVA pilot study
In 2021, we announced the final results of our HEPANOVA study, a single-arm pilot study evaluating the safety and efficacy of TTFields in combination with sorafenib for the treatment of advanced hepatocellular cancer. In 21 evaluable patients, HEPANOVA showed a 9.5% objective response rate and 76% disease control rate, as well as 5.8 months of progression free survival, compared to historical control data showing a 4.5% objective response rate and 43% disease control rate for patients treated with sorafenib alone. These results are even more encouraging when considering the poor prognosis of the study population. 52% of the patients in HEPANOVA were categorized as Child-Pugh Class B, compared to 5% in the historical control, indicating significant liver functional compromise. Additionally, research conducted to date has shown that TTFields anti-mitotic effect requires extended exposure to the therapy for maximum impact. This was a challenge given median patient treatment duration of only 10 weeks during the study. Of the patients who received at least 12 weeks of therapy, the disease control rate reached 91% with an objective response rate of 18%. These data demonstrate that TTFields have the potential to extend survival in advanced liver cancer.
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
EF-31 pilot study
In June 2022, we announced the results from our EF-31 pilot study, a single-arm study evaluating the safety and efficacy of TTFields together with XELOX chemotherapy (and trastuzumab for HER2-positive patients) as first-line treatment for patients with unresectable gastric adenocarcinoma or gastroesophageal junction adenocarcinoma in partnership with Zai. In 26 evaluable patients, the primary endpoint, confirmed objective response rate, was 50%, median progression-free survival was 7.8 months, duration of response was 10.3 months and median overall survival had not yet been reached with a one-year survival rate of 72%.
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
Intellectual property
We believe we possess global commercialization rights to our Products in oncology and are well-positioned to extend those rights into the future as we continue to find innovative ways to improve our Products. Our robust global patent and intellectual property portfolio consists of hundreds of issued patents in multiple jurisdictions covering various aspects of our devices and related technology. In the U.S., our patents have expected expiration dates between 2023 and 2041. We have also filed several hundred additional patent applications worldwide, that, if issued, may protect aspects of our platform beyond the current last-to-expire patent in the relevant market. These pending applications cover innovations relating to our arrays, field generators and software platform, in addition to other topics related to TTFields. Our reliance on intellectual property involves certain risks, as described under the heading "Risk factors—Risks relating to intellectual property."

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
Government regulation
In the U.S., our Products and our operations are subject to extensive regulation by the FDA under the Federal Food, Drug, and Cosmetic Act ("FDCA"). In the EU member states where we market our Products and operate, we are currently subject to, inter alia, the Medical Device Regulation ("MDR") as implemented into national legislation by the EU member states, and as amended from time to time, as well as local applicable law. The MDR replaced the Medical Device Directive ("MDD") on May 26, 2021. In Switzerland, our Products and operations are subject to, inter alia, the Medical Devices Ordinance, which implements the MDR into Swiss law (See "Foreign approvals and CE mark" below). In Japan, our Products and operations are subject to regulation by the Pharmaceuticals and Medical Device Agency ("PMDA") under the Pharmaceuticals and Medical Devices Act ("PMD Act"). In the UK, our Products and operations are subject to, inter alia, the Medical Devices Regulations 2002 and the Medical Devices (Amendment etc.) (EU Exit) Regulations 2020 (the "UK Regulations"), which implements the MDR and MDR like provisions into UK law. In addition, our Products must meet the requirements of a large and growing body of national, regional and international standards that govern the preclinical and clinical testing, manufacturing, labeling, certification, storage, recordkeeping, advertising, promotion, export and marketing and distribution, among other things, of our Products for current and future indications.
In the U.S., advertising and promotion of medical devices, in addition to being regulated by the FDA, is also regulated by the Federal Trade Commission and by state regulatory and enforcement authorities. In the EU, advertising and promotion is subject to not only the general provisions of the MDR, but also general EU advertising rules on misleading and comparative advertising and unfair commercial practices, as implemented at the EU member state level, such as the Heilmittelwerbegesetz in Germany. In the UK, advertising and promotion is subject to the UK Regulations, general guidance and enforcement of the Medicines and Healthcare products Regulatory Agency (MHRA), and adherence to the Association of British HealthTech Industries (ABHI) Code of Ethical Business Practices. Promotional activities for FDA-regulated products of other companies have been the subject of government enforcement actions brought under healthcare laws and consumer protection statutes. In addition, we are required to meet analogous regulatory requirements in countries outside the U.S., which can change rapidly with relatively short notice. Competitors can also initiate litigation alleging false advertising for our promotional efforts under the Lanham Act, or under similar state laws.
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
For class III devices intended to treat disease affecting 8,000 individuals or less per year in the U.S., called Humanitarian Use Devices ("HUD"), the FDA has a separate marketing authorization pathway called the HDE. Approval basis for an HDE is a "reasonable assurance of safety" and that the probable benefit to health outweighs risk of injury from its use, which means a traditional pivotal study usually is not required to support approval.
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

Post-approval studies are also typically required as a condition of PMA to reinforce the reasonable assurance of safety and effectiveness. Such studies are conducted in the post-market setting with the approved device, often to address the long-term use of the device or other discrete questions that may have been raised based on the clinical data from the IDE clinical study. The FDA required a post-approval registry study as a condition of approval for Optune for recurrent GBM, which we completed.
Clinical studies involving pharmacological/immunological therapy candidates may be regulated under FDA’s drug regulations, Unless exempt, such studies require authorization from FDA of an Investigational New Drug Application ("IND") for a specified number of patients and study sites. As with IDE studies, IND studies are subject to extensive monitoring, recordkeeping and reporting requirements, must be conducted under the oversight of an IRB, must comply with FDA drug or biologic regulations, and are required to obtain informed consent that complies with FDA requirements and state and federal privacy and human subject protection regulations. IND clinical studies can be suspended at any time by us, the FDA or an IRB for various reasons, including a belief that the risks to study subjects outweigh the anticipated benefits. Even if an IND study is completed, the results of clinical testing may not be sufficient to obtain FDA approval to market the product.
Foreign approvals and CE mark
Market access, sales and marketing of medical devices outside of the U.S. are subject to foreign regulatory requirements that vary widely from country to country. In the European Economic Area (“EEA”), for Novocure’s devices these include the requirement to obtain a CE Certificate and to affix a CE mark to our Products. In the EEA, whether or not we have obtained FDA approval, our devices must be subject to conformity assessment procedure involving an EEA notified body, a private organization accredited by an EEA member state to conduct conformity assessment procedures under the MDR. Apart from low risk medical devices (Class I with no measuring function and which are not sterile), a conformity assessment procedure requires the intervention of a notified body. The notified body typically audits and examines the device’s technical documentation, including the clinical evaluation, and the quality system for the manufacture, design and final inspection of our devices before issuing a CE Certificate demonstrating compliance with the relevant requirements or the quality system requirements laid down in the relevant Annexes to the MDR. Following the issuance of this CE Certificate, we can draw up a declaration of conformity and affix the CE mark to the devices covered by this CE Certificate. The time required to CE mark our devices or to obtain approval from other non-U.S. authorities may be longer or shorter than that required for FDA approval. Moreover, the MDR, which became applicable on May 26, 2021, with transitional provisions for "legacy" devices under the MDD, imposed new, stricter requirements that we must comply with in order to obtain CE Certificates for new devices, and to renew the CE Certificates for our MDD-Products when these expire, or at the latest, December 31, 2027 or 2028, depending on the device, whichever comes first. In addition, as of May 25, 2021, in the absence of a new MRA, Switzerland is now considered a non-EU “third country” with respect to medical devices, meaning that movement of our Products bearing a CE mark from the EEA to Switzerland is subject to additional requirements. In the UK, we may continue to market and sell our Products under the CE mark until June 2023. Thereafter, our Products will be regulated under the UK Regulations.
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

To date, our facilities and those of our critical suppliers have been inspected by several relevant regulatory authorities in order to obtain regulatory approval of our Products. No inspectional observations were identified were issued following these inspections.
Durable medical equipment accreditation and licensing and other requirements
In the U.S., we are subject to accreditation and licensing requirements as a durable medical equipment ("DME") supplier in most states and must meet the supplier standards of Medicare, Medicaid and other federal healthcare programs. Certain states require that DME providers maintain an in-state location. Although we believe we are in compliance with all applicable federal and state regulations regarding accreditation and licensure requirements and similar requirements in other jurisdictions, if we are found to be noncompliant, we could lose our accreditation or licensure in such states or our supplier rights under such federal healthcare programs, which could prohibit us from selling our current or future devices to patients in such state or to that federal healthcare program.
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
Human Capital Resources
As of December 31, 2022, we had 1,320 employees, compared to 1,167 employees as of December 31, 2021. We believe relations with our employees are good.
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
To date we have received FDA regulatory approval under the PMA pathway and certain approvals in other jurisdictions for the use of Optune for the treatment of adult patients with newly diagnosed GBM in combination with certain forms of chemotherapy and for the treatment of adult patients with recurrent GBM as monotherapy. Optune has a CE mark affixed for the treatment of GBM in the EU and Switzerland. We have also received FDA approval under the HDE pathway to market Optune Lua for unresectable, locally advanced or metastatic, MPM in combination with standard chemotherapies. Optune Lua is also CE Certified for the same indication in the EU and Switzerland. However, such approvals and maintaining the CE Certificates of Conformity, and related CE marking, of our Products, as applicable, do not guarantee future revenues for these indications. Further, until we receive FDA and analogous approval in other jurisdictions for the use of our Products for other indications, almost all of our revenues will derive from sales and royalties from sales of Optune for the treatment of newly diagnosed and recurrent GBM and Optune Lua for MPM. The commercial success of our Products and our ability to generate and maintain revenues from the sale of our Products will depend on a number of factors, including:
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

In addition, the promotion of our Products is limited to approved indications, which vary by geography. The labelling for Optune in the U.S. is limited in certain respects (for example, it is approved specifically for glioblastomas of the supratentorial region of the brain, is indicated for use in the treatment of newly diagnosed GBM only when used together with temozolomide, and limited to use by adults ages 22 and older), which may limit the number of patients to whom it is prescribed. Similarly, the label for Optune Lua also contains certain limitations that may adversely affect adoption, including the requirement in the United States (applicable to all HDE-approved devices) to display on all marketing materials that the efficacy of the Product has not been established, as well as a limitation for use by adults ages 22 and older, and the absence of pivotal clinical data.
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
When we collaborate with a third party for development and commercialization of a Product in a particular territory, we can expect to relinquish some or all of the control over the future success of that Product to the third party in that territory. In addition, our collaborative partners may have the right to abandon research or development projects and terminate applicable agreements, including payment obligations, prior to or upon the expiration of the agreed-upon terms. We may not be successful in establishing or maintaining collaborative arrangements on acceptable terms or at all, collaborative partners may terminate funding before completion of projects, our Products may not achieve the criteria for milestone payments, our collaborative arrangements may not result in successful product commercialization, our Products may not receive acceptable pricing and we may not derive any revenue from such arrangements. Additionally, our collaborators may not perform their obligations as expected or in compliance with study protocols or applicable laws. Our collaborators may also be subject to additional risks in their particular territories, such as a lack of intellectual property protections and/or enforcement or the possibility of nationalization. Acts or omissions by collaborators may disqualify study data for use in regulatory submissions and/or create liability for us in the jurisdictions in which we operate. Any disagreements with collaborators, including disagreements over proprietary rights, contract interpretation or the preferred course of development or commercialization, might cause delays or termination of the research, development or commercialization of Products, might lead to additional responsibilities for us with respect to developing or commercializing Products, or might result in litigation or arbitration, any of which would be time-consuming and expensive. To the extent that we are not able to develop and maintain collaborative arrangements, we would need to devote substantial capital to undertake development and commercialization activities on our own in order to further expand our global reach, and we may be forced to limit the territories in which we commercialize our Products.
We may not be successful in achieving market acceptance of our Products by healthcare professionals, patients and/or third-party payers in the timeframes we anticipate, or at all, which could have a material adverse effect on our business, prospects, financial condition and results of operations.
Our business model is predicated on achieving market acceptance of our Products as a monotherapy or in combination with well-established cancer treatment modalities like surgery, radiation, pharmacological and immunocologic therapies. We may not achieve market acceptance of our Products for current or future indications within the timeframes we have anticipated, or at all, for a number of different reasons, including the following factors:
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
Private and government payers around the world are increasingly challenging the prices charged for medical products and services. Additionally, the containment of healthcare costs has become a priority of governments around the world. Adoption of additional price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures by both private and public payers, could further limit our revenues and operating results. If third-party payers do not consider our Products or the combination of our Products with additional treatments to be cost-justified under a required cost-testing model, they may not cover our Products for their populations or, if they do, the level of reimbursement may not be sufficient to allow us to sell our Products on a profitable basis.
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
Any delay or termination of our clinical studies will delay the filing of submissions for regulatory approvals of our Products and ultimately our ability to commercialize our Products and generate revenues. Furthermore, we may abandon our Products for indications that we previously believed to be promising. Over time, we expect to make modifications to our Products that are designed to improve efficacy, reduce side effects, enhance the user experience and other purposes. It is possible that our patients will not accept these developments or see them as improvements, necessitating abandoning the development or spending additional development efforts to refine the modification. Any of these events could have a material adverse effect on our business, prospects, financial condition and results of operations and cause our stock price to decline.

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
Although we believe our Products represent a treatment modality that can be used together with other cancer treatment modalities, our current and future competitors may at any time develop additional drugs, biologics or devices for the treatment of GBM, MPM, or other solid tumors that could be more effective from a therapeutic or cost-basis perspective than using our Products. In our currently-approved indications, if current or future competitors develop a product that proves to be superior or comparable to our Products, our revenues may decline. In addition, some of our competitors may compete by lowering the price of their cancer treatments. If these competitors’ products were to gain acceptance by healthcare professionals, patients or third-party payers, a downward pressure on prices could result. If prices were to fall, we may not be able to improve our gross margins or sales growth sufficiently to be sustainably profitable. For future indications, other companies could view us as a competitor and attempt to block our market entry or otherwise hinder our Product growth in a market. We are aware of third parties in the United States and China developing devices and filing for intellectual property protection related to TTFields, which, if approved, may directly compete with our Products. Competitors could also pursue lawsuits to invalidate our patents or develop alternative technologies for the application of TTFields into a patient that we did not foresee or protect.
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
The global status of the COVID-19 pandemic continues to rapidly evolve. The extent to which the pandemic may impact our business and clinical studies will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing guidelines, business closures or business disruptions and the effectiveness of actions taken to contain and treat the disease. The response to the pandemic may result in permanent changes to the environment in which we operate as described above in ways we are unable to predict. The COVID-19 pandemic may also have the effect of heightening many of the other risks described herein.
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
Our research and development activities, as well as the manufacturing and marketing of our Products, are subject to regulation, including regulation for safety, efficacy and quality, by the FDA in the U.S. In the EU member states where we market our Products and operate, we are subject to, inter alia, the Medical Device Regulation ("MDR"), which applies directly in all EU member states. In Switzerland, our Products and operations are subject to, inter alia, the Medical Devices Ordinance, which implements the MDR into Swiss law. In the United Kingdom, our Products and operation are subject to, inter alia, the Medical Devices Regulations 2002 and the Medical Devices (Amendment etc.) (EU Exit) Regulations 2020 (the "UK Re, which implements the MDR and MDR like provisions into UK law. We are regulated by comparable authorities in other countries. Regulations promulgated by the regulatory authorities in our applicable jurisdictions are wide-ranging and govern, among other things:

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
In the European Economic Area (“EEA”), we are required to obtain a CE Certificate and to affix a CE mark to our Products. In the EEA, our devices must be subject to conformity assessment procedure involving an EEA notified body, a private organization accredited by an EEA member state to conduct conformity assessment procedures under the MDR. The notified body typically audits and examines the device’s technical documentation, including the clinical evaluation, and the quality system for the manufacture, design and final inspection of our devices before issuing a CE Certificate demonstrating compliance with the relevant requirements or the quality system requirements laid down in the relevant Annexes to the MDR. The MDR became active on May 26, 2021 and replaced Council Directive 93/42/EEC concerning medical devices (“MDD”) with transitional provisions for "legacy" devices under the MDD. The MDR introduced significant changes to the regulatory framework for medical devices in the EU. including new, stricter requirements that we must comply with in order to obtain CE Certificates for new product candidates, and to renew the CE Certificates for our "legacy" MDD-Products when they expire or by December 31, 2027 or 2028, depending on device class, whichever occurs first. These changes may prevent or delay the CE Certification of our device candidates or impact our ability to modify our Products on a timely basis. In particular, the delay in the publication of key MDR guidance documents at EU level and the limited availability of qualified notified bodies might affect our ability to timely comply and demonstrate such compliance with the new requirements or delay the MDR CE Certification of our device candidates. Further, as a result of the implementation of the MDR, our notified body (as well as many other notified bodies throughout the EEA) has suffered a significant backlog in issuing CE Certificate renewals. In the UK, we may continue to market and sell our Products under the CE mark until June 2023. Thereafter, our Products will be regulated under the UK Regulations. There can be no assurance that the UK Regulations will be interpreted by UK regulators in the same manner as the MDR in the future, which may prevent or delay the UK CE certification of our device candidates or impact our ability to modify our Products on a timely basis

We may choose to, or may be required to, suspend, repeat or terminate our clinical studies if they are not conducted in accordance with regulatory requirements, the results are negative or inconclusive or the studies are not well designed.
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
The process of obtaining and maintaining regulatory approvals may be further complicated when we seek approval for indications involving the use of our products together with pharmacological/immunological therapies and therapy candidates. If our regulators determine that the predominant questions stem from the pharmacological/immunological therapy in the study, they may require us and our partners to conduct the study under trial rules and regulations governing pharmacological/immunological therapies, which may differ significantly from medical device requirements. Adhering to pharmacological/immunological regulations and requirements governing clinical trials could make it more difficult to enroll study sites and patients, increase compliance costs and lengthen the time it takes to complete the study.
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
In addition, any substantial change introduced to a medical device or to the quality system certified by our notified body requires a new conformity assessment of the device and can lead to changes to the CE Certificates or the preparation of a new CE Certificate of Conformity. Substantial changes may include, among others, the introduction of a new intended use of the device, a change in its design or a change in the company’s suppliers. Responsibility for determination that a modification constitutes a substantial change lies with the manufacturer of the medical device. We must inform the notified body that conducted the conformity assessment of the Products we market or sell in the EU of any planned substantial changes to our quality system or changes to our Products that could, among other things, affect compliance with the MDR or the devices’ intended use. The notified body will then assess the changes and verify whether they affect the Product’s conformity with the Essential Requirements laid down in Annex I to the MDR or the conditions for the use of the device. If the assessment is favorable, the notified body will issue a new CE Certificate or an addendum to the existing CE Certificate attesting compliance with the Essential Requirements laid down in Annex I to the MDR. There is a risk that the competent authorities of the EU member states or our notified body may disagree with our assessment of the changes introduced to our Products. The competent authorities of the EU member states or our notified body also may come to a different conclusion than the FDA on any given product modification.

In addition, "legacy" medical devices that have obtained a CE Certification under the MDD may in principle continue to be marketed under such CE Certificate until the CE Certificate expires but at the latest by December 31, 2027 or 2028, depending on device class, under transitional provisions as amended in February 2023, provided that the manufacturer complies with the MDR’s additional requirements related to post-marketing surveillance, market surveillance, vigilance, and registration of economic operators and of devices. However, if such medical devices undergo a significant change in their design or intended use, we would need to obtain a new CE Certificate under the MDR for these devices.
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
The amount of taxes we pay is subject to a variety of tax laws in the various jurisdictions in which we and our subsidiaries are organized and operate. Our domestic and international tax liabilities are dependent on the location of earnings among these various jurisdictions. Such tax liabilities could be affected by changes in tax or other laws, treaties, and regulations, as well as the interpretation or enforcement thereof by tax or other governmental entities in any relevant jurisdiction. The amount we pay in tax to any particular jurisdiction depends, in part, on the correct interpretation of the tax laws in such jurisdiction, and we have made a number of determinations as to the effect of such tax laws in our particular circumstances. In some cases, the determinations we have made as to the effect of the tax laws in a particular jurisdiction depend on the continuing effectiveness of administrative rulings we have received from the tax authorities in that jurisdiction, while in other cases, our determinations are based on the reasoned judgment of our tax advisors. Although we believe that we are in compliance with the administrative rulings we have received, that the assumptions made by our tax advisors in rendering their advice remain correct, and that as a result we are in compliance with applicable tax laws in the jurisdictions where we and our subsidiaries are organized and operate, a taxing authority in any such jurisdiction may challenge our interpretation of those laws and assess us or any of our subsidiaries with additional taxes, penalties, fees and interest.
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
In the U.S., our patents have expected expiration dates between 2023 and 2041. In 2021, several patents covering technology included in our Products expired in the U.S. and elsewhere. Patent expiration could adversely affect our ability to protect our Products and future product development and our competitors may develop and market competing products. We have also filed additional patent applications in several countries that may never be issued. Consequently, our operating results and financial position could be materially adversely affected. In addition, due to the extensive time needed to develop, test and obtain regulatory approval for our treatment therapies, any patents that protect our Product candidates may expire early during commercialization. This may reduce or eliminate any market advantages that such patents may give us and harm our financial position. If we fail to develop and successfully launch new Products prior to the expiration of patents for our existing Products, our sales and achieving patient acceptance with respect to those Products could decline significantly. We may not be able to develop and successfully launch more advanced replacement Products before these and other patents expire.
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
Our existing and future patent portfolio also may be vulnerable to legal challenges worldwide. The standards that courts use to interpret patents are not always applied predictably or uniformly and can change from country to country, particularly as new technologies develop. As a result of the uncertainties of patent law in general, we cannot predict how much protection, if any, will be given to our patents if we attempt to enforce them and they are challenged in court. Any attempt to enforce our intellectual property rights may also be time-consuming and costly, may divert the attention of management from our business, may ultimately be unsuccessful or may result in a remedy that is not commercially valuable. Such attempts may also provoke third parties to assert claims against us or result in our intellectual property being narrowed in scope or declared to be invalid or unenforceable.
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
The oncology and medical device industries are characterized by patent and other intellectual property litigation and disputes, and any litigation, dispute or claim against us may cause us to incur substantial costs, could place a significant strain on our financial resources, divert the attention of management from our business, harm our reputation and require us to remove certain devices from the market.
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
Our existing indebtedness and any additional indebtedness we may incur otherwise could require us to divert funds identified for other purposes for debt service and impair our liquidity position.
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

ITEM 1B.  UNRESOLVED STAFF COMMENTS
None.
ITEM 2.  PROPERTIES
Our global headquarters and operating center is located in Root, Switzerland, our U.S. operating center is located in Portsmouth, New Hampshire, and our research and development operations are located in Haifa, Israel, all of which are leased. In December 2021 we acquired a property in downtown Portsmouth, New Hampshire that will become our U.S. flagship location. Construction on the property is expected to be completed in 2023. We also lease additional office and warehouse space across North America, Europe, Israel and Japan. We believe that our current facilities are adequate for our present purposes, but we may need additional space as we continue to grow and expand our operations. We believe that suitable additional or alternative office, laboratory, and manufacturing space would be available as required in the future on commercially reasonable terms.
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
Holders of Ordinary Shares
As of February 17, 2023, there were 17 holders of record of our ordinary shares. On February 17, 2023, the last reported sale price of our ordinary shares on the NASDAQ Global Select Market was $84.74 per share.
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
The graph below matches our cumulative 5-Year total shareholder return on our ordinary shares with the cumulative total returns of the Russell 2000 index and the Nasdaq Biotechnology index. The graph tracks the performance of a $100 investment in our ordinary shares and in each index (with the reinvestment of all dividends) from December 31, 2017 to December 31, 2022. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends; however, no dividends have been declared on our ordinary shares to date. The shareholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

	12/17	12/18	12/19	12/20	12/21	12/22
NovoCure Ltd	100.00	165.74	417.18	856.63	371.68	363.12
Russell 2000	100.00	88.99	111.70	134.00	153.85	122.41
NASDAQ Biotechnology	100.00	91.14	114.02	144.15	144.18	129.59
Recent Sales of Unregistered Securities
Not applicable
Issuer Purchases of Equity Securities
Not applicable.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table gives information about our ordinary shares that may be issued upon the exercise of stock options and vesting of restricted stock units, as applicable, under all of our existing equity compensation plans as of December 31, 2022, including the 2003 Share Option Plan (the "2003 Plan"), the 2013 Share Option Plan (the "2013 Plan"), the 2015 Omnibus Incentive Plan (the "2015 Plan") and the Employee Share Purchase Plan (the "ESPP"). Each of the 2003 Plan, the 2013 Plan, the 2015 Plan and the ESPP has been approved by the Company’s shareholders.
Equity Compensation Plan Information

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance (Excludes Securities Reflected in Column (a))
Equity compensation plans approved by shareholders	14,163,823	$23.12	25,499,056
Equity compensation plans not approved by shareholders	—	—	—
Total	14,163,823	$23.12	25,499,056
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
Optune is approved by the U.S. Food and Drug Administration ("FDA") under the Premarket Approval ("PMA") pathway for the treatment of adult patients with newly diagnosed glioblastoma ("GBM") together with temozolomide, a chemotherapy drug, and for adult patients with GBM following confirmed recurrence after chemotherapy as monotherapy treatment. We also have a CE certificate to market Optune for the treatment of GBM in the European Union ("EU"), as well as approval or local registration in the United Kingdom ("UK"), Japan, Canada and certain other countries. Optune Lua is approved by the FDA under the Humanitarian Device Exemption ("HDE") pathway to treatment malignant pleural mesothelioma ("MPM") together with standard chemotherapies. We have also received CE certification in the EU and approval or local registration to market Optune Lua in certain other countries. We market Optune and Optune Lua in multiple countries around the globe with the majority of our revenues coming from the use of Optune in the U.S., Germany and Japan. We are actively evaluating opportunities to expand our international footprint.
We believe the physical mechanisms of action behind TTFields therapy may be broadly applicable to solid tumor cancers. We recently completed patient follow-up and announced top line results from our pivotal LUNAR study evaluating the use of TTFields in the treatment of non-small cell lung cancer ("NSCLC") together with standard therapies. Patients treated with TTFields and standard therapies demonstrated a statistically significant and clinically meaningful improvement in overall survival over standard therapies alone. The LUNAR study also showed a statistically significant and clinically meaningful improvement in overall survival when patients were treated with TTFields and immune checkpoint inhibitors, as compared to those treated with immune checkpoint inhibitors alone, and a positive trend in overall survival when patients were treated with TTFields and docetaxel versus docetaxel alone. We expect to present full results of the LUNAR study at a future medical conference.
In addition to the LUNAR study, we are conducting pivotal studies evaluating the use of TTFields in the treatment of ovarian cancer, brain metastases from NSCLC ("brain metastases") and pancreatic cancer. We are also conducting a pivotal study testing the potential survival benefit of initiating Optune concurrent with radiation therapy versus following radiation therapy in patients with newly diagnosed GBM.
We have one ongoing pilot study evaluating the use of TTFields in the treatment of stage 3 NSCLC and are designing several additional pilot and pivotal studies in partnership with oncology leaders to further explore the capabilities of TTFields. We anticipate expanding our clinical pipeline over time to study the safety and efficacy of TTFields for additional solid tumor indications and combinations with other cancer treatment modalities.
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
Impact of COVID-19
In March 2020, the World Health Organization (“WHO”) declared COVID-19 a global pandemic. Since the pandemic began, we have been following the guidance of the WHO, the U.S. Centers for Disease Control and Prevention, and local health authorities in all of our active markets and we have adjusted the way we conduct business to adapt to the evolving situation. The COVID-19 pandemic did not have a material impact on our financial results throughout 2022. The pandemic has had and is having an impact on our day-to-day operations, which varies by region based on factors such as geographical spread, stage of containment and recurrence of the pandemic in each region. We believe the prolonged disruption caused by COVID-19 is resulting in increased volatility across global health care systems, such as fluctuations in patient volumes and changes in patterns of care in certain regions, which is currently impacting and might continue to impact our business and clinical studies in the future. For example, outside the U.S., localized lockdowns are causing disruptions in the ability to monitor clinical studies. TTFields is an emerging modality in cancer care and requires significant educational effort to drive awareness and acceptance of our therapy. We have relied heavily on virtual engagement to manage these educational efforts since the onset of the pandemic, which poses challenges to our ability to effectively communicate and engage with our customers and partners around the world.
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
We view our operations and manage our business in one operating segment. Our net revenues were $537.8 million for the year ended December 31, 2022, $535.0 million for the year ended December 31, 2021 and $494.4 million for the year ended December 31, 2020. Our net loss was $92.5 million for the year ended December 31, 2022, net loss was $58.4 million for the year ended December 31, 2021 and net income was $19.8 million for the year ended December 31, 2020. As of December 31, 2022, we had an accumulated deficit of $778.5 million.

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

The following table summarizes our research, development and clinical study expenses by program for the years ended December 31, 2022, 2021 and 2020:

	Year ended December 31,
U.S. dollars in thousands	2022	2021	2020
Preclinical and basic research	$16,922	$15,580	$12,079
Clinical development programs:
LUNAR	6,905	9,069	8,261
INNOVATE - 3	9,494	17,708	14,190
METIS	8,480	7,056	5,147
PANOVA - 3	22,185	15,026	7,033
TRIDENT	12,162	12,588	3,709
Other clinical studies	5,524	4,634	2,764
Clinical administration	22,690	19,764	13,158
Product development	15,323	15,248	9,710
Clinical affairs	19,891	24,486	21,058
Other research and development costs (1)	35,719	32,547	16,776
Share based compensation	30,790	27,597	18,125
Research, development and clinical studies	$206,085	$201,303	$132,010
(1)     Other research, development and clinical study costs include regulatory affairs, quality assurance, intellectual property, product safety, allocated facilities and other overhead costs.
We are committed to investing strategically to maximize the growth potential of the TTFields platform. We expect growth in our research and development investments to continue into 2023 as we work to advance our pipeline programs and increase acceptance of Tumor Treating Fields across the global oncology community.
Sales and marketing
Sales and marketing expenses consist primarily of personnel costs, travel, marketing and promotional activities, medical education, commercial shipping and facilities costs. Over the next few years, we expect to continue to make significant expenditures associated with selling and marketing our Products, primarily in connection with continued commercialization in North America, the EU and Japan for the treatment of our approved indications.
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
Share-based compensation
Under the FASB's ASC 718, Compensation-Stock Compensation, we measure and recognize compensation expense for share options granted to our employees and directors and for our ESPP based on the fair value of the awards on the date of grant. The fair value of share options is estimated at the date of grant using the Black-Scholes option pricing model and for market condition awards we also use the Monte-Carlo simulation model. Both models requires management to apply judgment and make estimates, including:
•beginning with the first quarter of 2022, the computation of expected volatility is based on the historical volatility the Company's shares, beginning with the first quarter of 2021 and prior to the first quarter of 2022, the computation of expected volatility is based on a combination of actual historical share price volatility of comparable publicly-traded companies and the historical volatility the Company's shares. Prior to the first quarter of 2021, due to the lack of sufficient historical information for the Company, the computation was based on actual historical volatility of comparable publicly-traded companies;
•beginning with the first quarter of 2021, the expected term of options granted is calculated using the Company's historical and future exercise behavior. Prior to the first quarter of 2021, it was calculated using the average between the vesting period and the contractual term to the expected term of the options in effect at the time of grant;
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
We recognize compensation costs for the value of performance stock units ("PSU") over the performance period when the vesting conditions become probable in accordance with ASC 718.

The table below summarizes the assumptions that were used to estimate the fair value of the options granted to employees during the periods presented:

	Year ended December 31,
	2022	2021	2020
Expected term (years)	5.33-5.83	5.50-6.00	5.50-6.00
Expected volatility	60%-62%	60%-63%	54%-56%
Risk-free interest rate	1.58%-4.23%	0.78%-1.27%	0.30%-0.86%
Dividend yield	0.00%	0.00%	0.00%
If any of the assumptions used in the Black-Scholes option pricing model change significantly, share-based compensation for future awards may differ materially from the awards granted previously.
So long as our ordinary shares are publicly traded in a liquid market, we will rely on the daily trading price of our ordinary shares when we estimate the fair value of options granted.
We incurred share-based compensation expense of $107.0 million, $94.9 million and $75.7 million during the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, we have unrecognized compensation expense of $125.6 million, which is expected to be recognized over a weighted average period of approximately 2.38 years. We expect to continue to grant equity awards in the future, and to the extent that we do, our recognized share-based compensation expense will likely increase. For additional information, see Note 14 to the Consolidated Financial Statements.
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
For additional information, see Note 13 to the Consolidated Financial Statements.

Results of operations
The following discussion provides an analysis of our results of operations and reasons for material changes therein for 2022 as compared to 2021. See "Results of Operations" in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 2021 Annual Report on Form 10-K, filed with the SEC on February 24, 2022, for an analysis of the 2021 results as compared to 2020.
The following table sets forth our consolidated statements of operations data:

	Year ended December 31,
U.S. dollars in thousands, except share and per share data	2022	2021	2020
Net revenues	$537,840	$535,031	$494,366
Cost of revenues	114,867	114,877	106,501
Gross profit	422,973	420,154	387,865
Operating costs and expenses:
Research, development and clinical studies	206,085	201,303	132,010
Sales and marketing	173,658	137,057	118,017
General and administrative	132,753	126,127	107,437
Total operating costs and expenses	512,496	464,487	357,464
Operating income (loss)	(89,523)	(44,333)	30,401
Financial (expenses) income, net	7,677	(7,742)	(12,299)
Income (loss) before income tax	(81,846)	(52,075)	18,102
Income tax	10,688	6,276	(1,706)
Net income (loss)	$(92,534)	$(58,351)	$19,808

Basic net income (loss) per ordinary share	$(0.88)	$(0.56)	$0.20

Weighted average number of ordinary shares used in computing basic net income (loss) per share	104,660,476	103,433,274	100,930,866

Diluted net income (loss) per ordinary share	$(0.88)	$(0.56)	$0.18

Weighted average number of ordinary shares used in computing diluted net income (loss) per share	104,660,476	103,433,274	108,877,648
The following table details the share-based compensation expense included in costs and expenses:

	Year ended December 31,
U.S. dollars in thousands	2022	2021	2020
Cost of revenues	$4,690	$3,471	$2,221
Research, development and clinical studies	30,790	27,597	18,125
Sales and marketing	28,826	22,673	17,672
General and administrative	42,649	41,159	37,703
Total share-based compensation expense	$106,955	$94,900	$75,721
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
The following table includes certain commercial operating statistics for and as of the end of the periods presented.

	December 31,
Operating statistics	2022	2021	2020
Active patients at period end
North America (1)	2,191	2,272	2,193
EMEA:
Germany	467	563	562
Other EMEA	403	445	391
Japan	369	307	265
Total	3,430	3,587	3,411

	Year ended December 31,
	2022	2021	2020
Prescriptions received in period
North America (1)	3,823	3,781	3,871
EMEA:
Germany	830	924	910
Other EMEA	495	521	467
Japan	381	436	365
Total	5,529	5,662	5,613

(1) North America includes data for the United States and Canada for the second half of 2021 and all of 2022, and the United States only for the first half of 2021 and 2020.
Worldwide, there were 7 active MPM patients on therapy as of December 31, 2022 and 33 MPM prescriptions were received in the year ended December 31, 2022.
Year ended December 31, 2022 compared to year ended December 31, 2021

	Year ended December 31,
	2022	2021	Change	% Change
Net revenues	$537,840	$535,031	$2,809	1%
Net revenues. Net revenues increased by $2.8 million, or 1%, to $537.8 million for the year ended December 31, 2022 from $535.0 million for the year ended December 31, 2021. This was primarily due to an increase in collections from previously denied and appealed claims in the U.S. offset by a reduction in German approval rates as a result of updated coverage criteria, and the impact of foreign exchange rate fluctuations.
In 2022, we recorded $32 million in revenue from the successful appeal of previously denied claims for Medicare fee-for-service beneficiaries billed prior to established coverage. We continue to actively appeal and pursue previously denied claims for beneficiaries billed prior to established coverage, but the cadence and amount of these Medicare payments are impossible to predict. We believe collections from those claims which were most accessible were largely exhausted in 2022 and the remaining outstanding claims will take time to collect. As a result, we expect future net revenue to more closely reflect core drivers of net revenue: number of active patients on therapy, duration of therapy, and net realized price per month.

	Year ended December 31,
	2022	2021	Change	% Change
Cost of revenues	$114,867	$114,877	$(10)	—%
Cost of revenues. Our cost of revenues were $114.9 million for the year ended December 31, 2022, virtually unchanged from $114.9 million for the year ended December 31, 2021. Excluding sales to Zai, cost of revenues per active patient per month were $2,481 for the year ended December 31, 2022 compared to $2,474 for the year ended December 31, 2021.
Cost of revenues per active patient is calculated by dividing the cost of revenues for the year less product sales to Zai for the year by the average of the active patients at the end of the each quarter in the current year and the end of the year active patients from the prior year. This annual figure is then divided by twelve to estimate the monthly cost of revenues per active patient. Sales to Zai are deducted because they are made at burdened cost and in anticipation of future royalties from Zai, and Zai patient counts are not included in our active patient population. Product's cost sold to Zai totaled $11.1 million for the year ended December 31, 2022 compared to $11.3 million for the year ended December 31, 2021.
Gross margin was 79% for the year ended December 31, 2022 and 79% for the year ended December 31, 2021. Our gross margins are affected by our ability to achieve efficiencies of scale, the number of active patients and array usage within a given period, product mix, and product modifications. Increased product sales to Zai have the effect of tempering gross margin, as those products are sold at cost.

	Year ended December 31,
	2022	2021	Change	% Change
Operating expenses:
Research, development and clinical studies	$206,085	$201,303	$4,782	2%
Sales and marketing	173,658	137,057	36,601	27%
General and administrative	132,753	126,127	6,626	5%
Total operating expenses	$512,496	$464,487	$48,009	10%

Research, development and clinical studies expenses. Research, development and clinical studies expenses increased by $4.8 million, or 2%, to $206.1 million for the year ended December 31, 2022 from $201.3 million for the year ended December 31, 2021. The change is driven by an increase of $4.8 million in product development and regulatory affairs expenses.
We expect growth in our research and development investments to continue into 2023 as we work to advance our pipeline programs and increase acceptance of TTFields across the global oncology community. We balance our investments in research and development with our organizational capacity to effectively execute our strategic initiatives.
Sales and marketing expenses. Sales and marketing expenses increased by $36.6 million, or 27%, to $173.7 million for the year ended December 31, 2022 from $137.1 million for the year ended December 31, 2021. The change primarily was due to increases of $22.7 million, $2.9 million and $2.9 million in marketing, health policy, and sales expenses, respectively, which are intended to increase awareness and acceptance of TTFields in our approved indications and enhance our commercial capabilities in anticipation of potential future approvals in new indications. Additionally, we are investing in market access capabilities in order to evaluate opportunities, identify optimal access pathways, and successfully gain reimbursement in new geographies.
General and administrative expenses. General and administrative expenses increased by $6.6 million, or 5%, to $132.8 million for the year ended December 31, 2022 from $126.1 million for the year ended December 31, 2021. The change primarily was due to increases of $5.0 million and $2.5 million in information technology infrastructure and supply chain optimization, respectively, and offset by a decrease in expenses associated with personnel costs and professional services.

	Year ended December 31,
	2022	2021	Change	% Change
Financial (expenses) income, net	$7,677	$(7,742)	$15,419	(199)%
Financial (expenses) income, net. Financial expenses, net, decreased by $15.4 million, or 199%, to $7.7 million income for the year ended December 31, 2022 from $7.7 million expense for the year ended December 31, 2021. In 2022, financial income was primary driven by interest income and amortization of investment premiums on our cash, cash equivalents and short term investments. In 2021, financial expenses were primarily driven by foreign exchange expenses.

	Year ended December 31,
	2022	2021	Change	% Change
Income tax	$10,688	$6,276	$4,412	70%
Income taxes. Income tax expenses increased by $4.4 million, or 70%, resulting in a tax expense of $10.7 million for the year ended December 31, 2022 compared to a tax expense of $6.3 million for the year ended December 31, 2021. The increase was primarily due to an increase in income before taxes in the U.S.
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

	Year ended December 31,
	2022	2021	2020
Net income (loss)	$(92,534)	$(58,351)	$19,808
Add: Income tax	10,688	6,276	(1,706)
Add: Financial expenses (income), net	(7,677)	7,742	12,299
Add: Depreciation and amortization	10,624	10,251	9,150
EBITDA	$(78,899)	$(34,082)	$39,551
Add: Share-based compensation	106,955	94,900	75,721
Adjusted EBITDA	$28,056	$60,818	$115,272
Adjusted EBITDA decreased by $32.8 million, or 54%, to $28.1 million for the year ended December 31, 2022 from $60.8 million for the year ended December 31, 2021. This decrease was primarily driven by an increase in sales and marketing expenses intended to increase awareness and acceptance of TTFields in our approved indications, enhance our commercial capabilities in anticipation of potential future approvals in new indications, and expand our international footprint.

Liquidity and capital resources
We have incurred significant losses and cumulative negative cash flows from operations with only limited and intermittent operating profits since our founding in 2000. As of December 31, 2022, we had an accumulated deficit of $778.5 million. To date, we primarily have financed our operations through the issuance and sale of equity and the proceeds from long-term loans.
At December 31, 2022, we had $115.3 million in cash and cash equivalents and $854.1 million in short-term investments. At December 31, 2022, our cash, cash equivalents and short-term investments totaled $969.4 million, an increase of $31.7 million compared to $937.7 million at December 31, 2021. The increase was primarily due to net cash generated by operating activities and the exercise of options.
We believe our cash, cash equivalents and short-term investments as of December 31, 2022 are sufficient for our operations for at least the next 12 months based on our existing business plan and our ability to control the timing of significant expense commitments. We expect that our research, development and clinical expenses, sales and marketing expenses and general and administrative expenses will continue to increase over the next several years and may outpace our gross profit. As a result, we may need to raise additional capital to fund our operations.

The following summary of our cash flows for the periods indicated has been derived from our consolidated financial statements, which are included elsewhere in this Annual Report:

	Year ended December 31,
U.S. dollars in thousands	2022	2021	2020
Net cash provided by (used in) operating activities	$30,788	$82,756	$99,148
Net cash provided by (used in) investing activities	(139,957)	(144,834)	(472,847)
Net cash provided by (used in) financing activities	15,491	25,702	440,209
Effect of exchange rate changes on cash and cash equivalents	(97)	(188)	247
Net increase (decrease) in cash, cash equivalents and restricted cash	$(93,775)	$(36,564)	$66,757
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
Net cash provided by operating activities was $30.8 million for the year ended December 31, 2022 compared to $82.8 million for the year ended December 31, 2021 a decrease of $ 52.0 million. The decrease in net cash provided by operating activities was primarily driven by a $43.2 million increase in sales, marketing, general and administrative expenses to enhance our capabilities in anticipation of potential future approvals of new indications and entry into potential new markets, and a $4.8 million increase in research and development expenses. In addition, finance income increased by $15.4 million and tax expenses increased by $ 4.4 million, offsetting a $2.8 million increase in gross profit and a $17.0 million change in working capital.
Upcoming use of cash in operations will include payments in the normal course of business of $42.1 million in purchase obligations with certain of our suppliers, primarily for the purchase of Product components along with other commitments to purchase goods or services. These amounts include approximately $30.6 million of commitments with three major suppliers. We make such commitments through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. We also have employment agreements with certain employees that require the funding of a specific level of payments if certain events, such as a change in control or termination without cause, occur. In the course of normal business operations, we also have agreements with contract service providers to assist in the performance of our research and development (including clinical studies) and manufacturing activities. We could also enter into additional collaborative research, contract research, manufacturing and supplier agreements in the future, which may require up-front payments and even long-term commitments of cash.
Investing activities
Our investing activities primarily consist of capital expenditures to purchase property and equipment and field equipment, as well as investments in and redemptions of our short-term investments.
Net cash used in investing activities was $140.0 million for the year ended December 31, 2022 compared to net cash used in investing activities of $144.8 million for the year ended December 31, 2021. The net cash used in investing activities for 2022 was primarily attributable to $21.4 million in property and equipment and the net purchase of $118.6 million in short-term investments. The net cash used in investing activities for 2021 was primary attributable to $24.2 million in property and equipment and the net purchase of $120.7 million in short-term investments.
Financing activities
To date, our primary financing activities have been the sale of equity and the proceeds from long-term loans.
Net cash provided by financing activities was $15.5 million for the year ended December 31, 2022 compared to $25.7 million for the year ended December 31, 2021. The net cash provided by financing activities for 2022 was primarily attributable to $10.3 million in proceeds from the exercise of options and $5.2 million in proceeds from the issuance of shares pursuant to the ESPP. The net cash provided by financing activities for 2021 was primarily attributable to $21.2 million in proceeds from the exercise of options and $4.5 million in proceeds from the issuance of shares pursuant to the ESPP.

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
As of December 31, 2022, we had no outstanding balance borrowed under the 2020 Credit Facility.
On February 17, 2023, we gave irrevocable notice to the administrative agent under the 2020 Credit Facility that we terminated all commitments, effective February 22, 2023. This effectively terminated the 2020 Credit Facility, as our ability to borrow and our obligations to comply with all covenants ended on such date. The liens and guaranties in favor of the lenders are released. There are no early termination fees payable and as of February 22, 2023 we had no outstanding balance borrowed under the 2020 Credit Facility.
2020 Prepayment of 2018 term loan
In 2018, we entered into a Loan and Security Agreement ("2018 Loan Agreement") pursuant to which we borrowed a term loan in the aggregate principal amount of $150 million (the "2018 Credit Facility"). The term loan, which was drawn in full upon execution of the 2018 Loan Agreement, bore interest at 9.0% per annum, payable quarterly in arrears. In 2020, we terminated the 2018 Credit Facility and prepaid the principal amount in full. The prepayment included $150 million in principal repayment and $3.0 million in prepayment premium, plus accrued and unpaid interest and expenses payable through the payoff date.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to various market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes. There were no material quantitative changes in our market risk exposures between the year ended December 31, 2022 and the year ended December 31, 2021.
Interest rate sensitivity
Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. Our cash, cash equivalents and short-term investment accounts as of December 31, 2022 totaled $969.4 million and consist of cash, cash equivalents and short-term investments with maturities of less than one year from the date of purchase. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. We are subject to interest rate fluctuation exposure through our investment in money market instruments which bear a variable interest rate. However, because of portfolio diversification, the short-term nature of the instruments in our portfolio and our intent to hold non-money market instruments to maturity, a 10% change in market interest rates would not be expected to have a material impact on our financial condition or our results of operations.
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

ITEM 8.  FINANCIAL STATEMENTS
NovoCure Limited

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of NovoCure Limited
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of NovoCure Limited and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2022 and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2023 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue recognition – Measuring variable consideration

Description of the Matter	As per the Company's consolidated statements of operations, the net revenues recognized during the fiscal year of 2022 amounted to a sum of $538 million, which included variable consideration estimates. As described in Note 2 to the consolidated financial statements, the transaction price is determined based on the consideration to which the Company will be entitled to in exchange for providing Optune solution. The company provides certain patients with implicit price concessions, which results in variable consideration. According to historical records, the Company expects to receive, in aggregate for a given portfolio, less than the gross revenue net of explicit discounts.

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
February 23, 2023

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of NovoCure Limited
Opinion on Internal Control over Financial Reporting
We have audited NovoCure Limited and subsidiaries' internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO Criteria). In our opinion, NovoCure Limited and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss) changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2022 and the related notes, and our report dated February 23, 2023 expressed an unqualified opinion thereon.
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
KOST FORER GABBAY & KASIERER
A Member of Ernst & Young Global
Tel-Aviv, Israel
February 23, 2023

NovoCure Limited and subsidiaries
Consolidated balance sheets

	December 31,
U.S. dollars in thousands	2022	2021
Assets
Current assets:
Cash and cash equivalents	$115,326	$208,802
Short-term investments	854,099	728,898
Restricted cash	508	807
Trade receivables, net	86,261	93,567
Receivables and prepaid expenses	25,959	17,025
Inventories	29,376	24,427
Total current assets	1,111,529	1,073,526
Long-term assets:
Property and equipment, net	32,678	22,693
Field equipment, net	12,684	12,923
Right-of-use assets	23,596	18,267
Other long-term assets	11,161	12,086
Total long-term assets	80,119	65,969
Total assets	$1,191,648	$1,139,495
The accompanying notes are an integral part of the consolidated financial statements.

NovoCure Limited and subsidiaries
Consolidated balance sheets

	December 31,
U.S. dollars in thousands, except share and per share data	2022	2021
Liabilities and shareholders’ equity
Current liabilities:
Trade payables	$85,197	$72,600
Other payables, lease liabilities and accrued expenses	73,580	70,002
Total current liabilities	158,777	142,602
Long-term liabilities:
Long-term debt, net	565,509	562,216
Deferred revenues	2,878	6,477
Long term leases	18,762	12,997
Employee benefit liabilities	4,404	4,543
Other long-term liabilities	148	166
Total long-term liabilities	591,701	586,399
Total liabilities	750,478	729,001
Commitments and contingencies
Shareholders’ equity:
Share capital -
Ordinary shares - No par value, Unlimited shares authorized; Issued and outstanding: 105,049,411 shares and 103,971,263 shares at December 31, 2022 and December 31, 2021 respectively;	—	—
Additional paid-in capital	1,222,063	1,099,589
Accumulated other comprehensive income (loss)	(2,433)	(3,169)
Retained earnings (accumulated deficit)	(778,460)	(685,926)
Total shareholders’ equity	441,170	410,494
Total liabilities and shareholders’ equity	$1,191,648	$1,139,495
The accompanying notes are an integral part of the consolidated financial statements.

NovoCure Limited and subsidiaries
Consolidated statements of operations

	Year ended December 31,
U.S. dollars in thousands, except share and per share data	2022	2021	2020
Net revenues	$537,840	$535,031	$494,366
Cost of revenues	114,867	114,877	106,501
Gross profit	422,973	420,154	387,865

Operating costs and expenses:
Research, development and clinical studies	206,085	201,303	132,010
Sales and marketing	173,658	137,057	118,017
General and administrative	132,753	126,127	107,437
Total operating costs and expenses	512,496	464,487	357,464

Operating income (loss)	(89,523)	(44,333)	30,401
Financial (expenses) income, net	7,677	(7,742)	(12,299)

Income (loss) before income taxes	(81,846)	(52,075)	18,102
Income tax	10,688	6,276	(1,706)
Net income (loss)	$(92,534)	$(58,351)	$19,808

Basic net income (loss) per ordinary share	$(0.88)	$(0.56)	$0.20
Weighted average number of ordinary shares used in computing basic net income (loss) per share	104,660,476	103,433,274	100,930,866

Diluted net income (loss) per ordinary share	$(0.88)	$(0.56)	$0.18
Weighted average number of ordinary shares used in computing diluted net income (loss) per share	104,660,476	103,433,274	108,877,648
The accompanying notes are an integral part of the consolidated financial statements.

NovoCure Limited and subsidiaries
Consolidated statements of comprehensive income (loss)

	Year ended December 31,
U.S. dollars in thousands	2022	2021	2020
Net income (loss)	$(92,534)	$(58,351)	$19,808
Other comprehensive income (loss), net of tax :
Change in foreign currency translation adjustments	1,425	302	(85)
Unrealized gain (loss) from debt securities	(445)	—	—
Pension benefit plan	(244)	361	(980)
Total comprehensive income (loss)	$(91,798)	$(57,688)	$18,743
The accompanying notes are an integral part of the consolidated financial statements.

NovoCure Limited and subsidiaries
Statements of changes in shareholders’ equity

	Ordinary shares
U.S. dollars in thousands, except share data	(Shares)	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings (accumulated deficit)	Total shareholders’ equity
Balance as of December 31, 2019	99,528,435	$871,442	$(2,767)	$(650,885)	$217,790

Share-based compensation	—	75,721	—	—	75,721
Exercise of options	2,739,150	28,428	—	—	28,428
Issuance of shares in connection with employee stock purchase plan	66,691	3,370	—	—	3,370
Conversion feature of convertible note, net	—	132,474	—	—	132,474
Other comprehensive income (loss) net of tax expense of $0	—	—	(1,065)	—	(1,065)
Net income (loss)	—	—	—	19,808	19,808
Balance as of December 31, 2020	102,334,276	1,111,435	(3,832)	(631,077)	476,526

Share-based compensation	—	94,900	—	—	94,900
Exercise of options	1,585,617	21,182	—	—	21,182
Issuance of shares in connection with employee stock purchase plan	51,370	4,546	—	—	4,546
Cumulative effect adjustment resulting from ASU 2020-06 early adoption (see Note 2(y))	—	(132,474)	—	3,502	(128,972)
Other comprehensive income (loss) net of tax expense of $0	—	—	663	—	663
Net income (loss)	—	—	—	(58,351)	(58,351)
Balance as of December 31, 2021	103,971,263	1,099,589	(3,169)	(685,926)	410,494

Share-based compensation	—	106,955	—	—	106,955
Exercise of options	991,884	10,295	—	—	10,295
Issuance of shares in connection with employee stock purchase plan	86,264	5,224	—	—	5,224
Other comprehensive income (loss), net of tax expense of $0	—	—	736	—	736
Net income (loss)	—	—	—	(92,534)	(92,534)
Balance as of December 31, 2022	105,049,411	$1,222,063	$(2,433)	$(778,460)	$441,170
The accompanying notes are an integral part of the consolidated financial statements.

NovoCure Limited and subsidiaries
Consolidated statements of cash flows

	Year ended December 31,
U.S. dollars in thousands	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$(92,534)	$(58,351)	$19,808
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	10,624	10,251	9,150
Accrued interest	(2,216)	(94)	—
Asset write-downs and impairment of field equipment	955	649	429
Share-based compensation	106,955	94,900	75,721
Foreign currency remeasurement loss (gain)	(3,256)	3,231	(699)
Decrease (increase) in accounts receivables	2,547	5,270	(30,354)
Amortization of discount (premium)	(1,536)	3,101	3,260
Decrease (increase) in inventories	(4,342)	2,483	(2,935)
Decrease (increase) in other long-term assets	7,107	4,519	(1,366)
Increase (decrease) in accounts payables and accrued expenses	14,257	27,777	25,470
Increase (decrease) in other long-term liabilities	(7,773)	(10,980)	664
Net cash provided by (used in) operating activities	$30,788	$82,756	$99,148
Cash flows from investing activities:
Purchase of property, equipment and field equipment	(21,358)	(24,170)	(14,968)
Proceeds from maturity of short-term investments	1,179,289	958,000	150,000
Purchase of short-term investments	(1,297,888)	(1,078,664)	(607,879)
Net cash provided by (used in) investing activities	$(139,957)	$(144,834)	$(472,847)
The accompanying notes are an integral part of the consolidated financial statements.

NovoCure Limited and subsidiaries
Consolidated statements of cash flows

	Year ended December 31,
U.S. dollars in thousands	2022	2021	2020
Cash flows from financing activities:
Proceeds from issuance of shares, net	$5,224	$4,546	$3,370
Proceeds from convertible note, net	—	—	558,439
Repayment of long-term debt	(28)	(26)	(150,028)
Exercise of options	10,295	21,182	28,428
Net cash provided by (used in) financing activities	$15,491	$25,702	$440,209

Effect of exchange rate changes on cash, cash equivalents and restricted cash	$(97)	$(188)	$247

Increase (decrease) in cash, cash equivalents and restricted cash	(93,775)	(36,564)	66,757
Cash, cash equivalents and restricted cash at the beginning of the year	209,609	246,173	179,416
Cash, cash equivalents and restricted cash at the end of the year	$115,834	$209,609	$246,173

Supplemental cash flow activities:
Cash paid during the year for:
Income taxes paid (refunded), net	$5,480	$3,110	$(3,261)
Interest paid	$41	$101	$8,686
Non-cash activities:
Right-of-use assets obtained in exchange for lease liabilities	$12,117	$5,387	$5,617
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
e. Short-term investments:
The Company accounts for investments in debt securities in accordance with ASC 320, "Investments—Debt and Equity Securities." Management determines the appropriate classification of its investments in marketable debt securities at the time of purchase and reevaluates such determinations at each balance sheet date. Investments in marketable debt securities can be classified as available-for-sale ("AFS") and held-to-maturity ("HTM") when the Company has the intent and ability to hold the securities to maturity. As of December 31, 2022 and 2021, all securities are classified as held-to-maturity since the Company has the intent and ability to hold the securities to maturity and, accordingly, debt securities are stated at amortized cost.
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
Held-to-maturity debt securities are stated at amortized cost of which is adjusted for amortization of premiums and accretion of discounts to maturity and any credit losses. Such amortization, interest or credit losses are included in the consolidated statement of operations as financial income or expenses, as appropriate.
For the years ended December 31, 2022, 2021 and 2020, no credit losses have been identified.
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
Inventory write-offs of $917, $1,045 and $616, respectively, were recorded for the years ended December 31, 2022, 2021 and 2020.
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
j. Field equipment:
Field equipment is stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful life of the field equipment, which was determined to be 18 to 36 months. Field equipment is equipment being utilized under service agreements, and accounted for in accordance with ASC 842 on a monthly basis as an operating lease (see Note 2(x)). The Company records a write-off provision for any excess, lost or damaged equipment when warranted based on an assessment of the equipment. Write-offs for equipment are included in cost of revenues (see Note 7).
k. Impairment of long-lived assets:
The Company’s long-lived assets are reviewed for impairment in accordance with ASC 360-10, "Property, Plant and Equipment," whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. During the three years ended December 31, 2022, no impairment losses have been identified.
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
Net revenues in the years ended December 31, 2022, 2021 and 2020 also include amounts recognized pursuant to the Zai Agreement. For additional information, see Note 12.
n. Charitable care:
The Company provides treatment at no charge to patients who meet certain criteria under its charitable care policy. Because the Company does not pursue collection of amounts determined to qualify as charity, they are not reported as revenue. The Company's costs of care provided under charitable care were $3,009, $4,204 and $3,653 for the years ended December 31, 2022, 2021 and 2020, respectively. These amounts were determined by applying charitable care as a percentage of gross billings to total cost of goods sold.
o. Shipping and handling costs:
The Company does not separately bill its customers for shipping and handling costs associated with shipping Products to its customers. These direct shipping and handling costs of $3,211, $2,958 and $3,224 for the years ended December 31, 2022, 2021 and 2020, respectively, are included in Sales and Marketing costs.
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
The Company recognizes compensation costs for the value of awards granted using the accelerated method over the requisite service period of the award, which for restricted share units is two or three years and and for option awards, which is two or four years.
The Company recognizes compensation costs for the value of performance stock units ("PSU") over the performance period when the vesting conditions become probable in accordance with ASC 718.
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
Beginning with the first quarter of 2022, the computation of expected volatility is based on the historical volatility the Company's shares, beginning with the first quarter of 2021 and prior to the first quarter of 2022, the computation of expected volatility is based on a combination of actual historical share price volatility of comparable publicly-traded companies and the historical volatility the Company's shares. Prior to the first quarter of 2021, due to the lack of sufficient historical information for the Company, the computation was based on actual historical volatility of comparable publicly-traded companies. Beginning with the first quarter of 2021, the expected term of options granted is calculated using the Company's historical and future exercise behavior. Prior to the first quarter of 2021, it was calculated using the average between the vesting period and the contractual term to the expected term of the options in effect at the time of grant. The Company has historically not paid dividends and has no foreseeable plans to pay dividends and, therefore, uses an expected dividend yield of zero in the option pricing model. The risk-free interest rate is based on the yield of U.S. treasury bonds with equivalent terms.
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
Our trade receivables are due from numerous governments and federal and state agencies that are paid from their respective budgets, and from hundreds of health insurance companies. The Company does not believe that there are significant default risks associated with these governments, agencies and health insurance companies based upon the Company's historical experience with them.
The Company has no off-balance sheet concentrations of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements.
u. Retirement, pension and severance plans:
The Company has a 401(k) retirement savings plan for its U.S. employees. Each eligible employee may elect to contribute a portion of the employee’s compensation to the plan. Company contributions to the plan are at the sole discretion of the Company's Board of Directors. Currently, the Company provides a matching contribution of 50% of the employee's contributions, up to a maximum of three percent (3%) of the employee's annual salary. The Company began making matching contributions as of January 1, 2019. For the years ended December 31, 2022, 2021 and 2020, the Company had made matching contributions in the amount of $2,083 and $1,967 and $1,589, respectively, pursuant to the plan.
The Company sponsors a defined benefit plan (the "Swiss Plan") for all its employees in Switzerland for retirement benefits, as well as benefits on death or long-term disability, whereby the employee and the Company contribute a portion of the employee's compensation to the plan. The Swiss Plan is part of a collective pension foundation “AXA Foundation for Occupational Benefits”. This is a semi-autonomous pension foundation, meaning that the underlying investment risk and the longevity are born by the pension foundation itself. Disability and death risks are reinsured with AXA insurance. Notwithstanding, the Company and its employees bear the risk of having to pay recovery contributions in a financial distress situation. The Company accounts for this risk in accordance with ASC 715, "Compensation – Retirement Benefits" (see Note 9). The pension expense for the years ended December 31, 2022, 2021 and 2020 was $2,104, $1,494 and $1,588, respectively.
Israeli law generally requires payment of severance pay upon dismissal of an employee or upon termination of employment in certain other circumstances. The Company contributes to employee pension plans to fund its severance liabilities. According to Section 14 of Israel Severance Pay Law, the Company makes deposits on behalf of its employees with respect to the Company’s severance liability and therefore no obligation is provided for in the financial statements. Severance pay liabilities with respect to employees who are not subject to Section 14, are provided for in the financial statements based upon the number of years of service and the latest monthly salary and

NovoCure Limited and subsidiaries
Notes to consolidated financial statements
U.S. dollars in thousands (except share and per share data)
the related deposits are recorded as an asset based on the cash surrender value. Contributions pursuant to these obligations for the years ended December 31, 2022, 2021 and 2020 amounted to $1,594, $1,466 and $1,130, respectively.
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
w. Other comprehensive income (loss):
The Company accounts for comprehensive income (loss) in accordance with ASC 220, "Comprehensive Income." ASC 220 establishes standards for the reporting and display of comprehensive income (loss) and its components. Comprehensive income (loss) generally represents all changes in shareholders' equity during the period except those resulting from investments by, or distributions to, shareholders. The accumulated other comprehensive income (loss), net of taxes, relates to a pension liability, unrealized loss from debt securities and foreign currency translation adjustments.
x. Leases:
1.Lessee accounting:
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

Commencing January 1, 2021, the Company early adopted ASU 2020-06. The impact of the Company’s adoption of ASU 2020-06 on the balance sheet as of January 1, 2021 was an increase in long term debt, net of $128,972, a decrease in additional paid-in capital of $132,474, and a decrease in accumulated deficit of $3,502. Interest expense recognized in future periods will be reduced as a result of accounting for the convertible debt instrument as a single liability measured at its amortized cost. For additional information see Note 10 of these audited consolidated financial statements.
Note 3: Cash and Cash equivalents and Short-term investments
Cash equivalents include items almost as liquid as cash with maturity periods of three months or less when purchased, and short-term investments include items with maturity dates between three months and one year when purchased. As of December 31, 2022 and 2021, the Company’s cash and cash equivalents and short-term investments were composed of:

NovoCure Limited and subsidiaries
Notes to consolidated financial statements
U.S. dollars in thousands (except share and per share data)

	December 31, 2022
	Fair value level	Adjusted cost basis	Unrealized gains	Unrealized losses	Fair market value	Recorded basis	Cash and cash equivalents	Short-term investments
Cash		$9,697	$—	$—	$9,697	$9,697	$9,697	$—
Money market funds	Level 1	105,629	—	—	105,629	105,629	105,629	—
Certificate of deposits and term deposits	Level 2	316,946	—	—	316,946	316,946	—	316,946
HTM securities (1)
U.S. Treasury bills	Level 1	$188,030	$8	$(540)	$187,498	$188,030	$—	$188,030
Government and governmental agencies	Level 2	$44,357	$12	$(12)	$44,357	$44,357	$—	$44,357
Corporate debt securities	Level 2	$304,766	$1,066	$(587)	$305,245	$304,766	$—	$304,766

		$537,153	$1,086	$(1,139)	$537,100	$537,153	$—	$537,153

Total		$969,425	$1,086	$(1,139)	$969,372	$969,425	$115,326	$854,099

	December 31, 2021
	Fair value level	Adjusted cost basis	Unrealized gains	Unrealized losses	Fair market value	Recorded basis	Cash and cash equivalents	Short-term investments
Cash		$3,139	$—	$—	$3,139	$3,139	$3,139	$—
Money market funds	Level 1	64,668	—	—	64,668	64,668	64,668	—
Certificate of deposits, notes and term deposits	Level 2	565,089	—	—	565,089	565,089	140,995	424,094
HTM securities (1)
U.S. Treasury bills	Level 1	199,981	8	—	199,989	199,981	—	199,981
Corporate debt securities	Level 2	104,823	—	—	104,823	104,823	—	104,823
Total		$304,804	$8	$—	$304,812	$304,804	$—	$304,804

		$937,700	$8	$—	$937,708	$937,700	$208,802	$728,898
(1) Changes in fair value of HTM securities are presented for disclosure purposes as required by ASC 320 and are recorded as finance expenses only if the unrealized loss is identified as a credit loss.
In November 2022, the Company transferred all of its AFS portfolio to HTM as part of the Company's investment strategy. Such transfers are made at fair value at the date of transfer, The net unrealized loss on these securities at the date of transfer was $911. These securities continue to be reported in accumulated comprehensive income (loss) and are amortized over the remaining lives of the securities as an adjustment to the yield. As of December 31, 2022, the unamortized unrealized loss balance was $445 and is reported in accumulated other comprehensive income (loss).
In accordance with ASC No. 820, the Company measures its money market funds and marketable securities at fair value. Money market funds and marketable securities are classified within Level 1 or Level 2. This is because these

NovoCure Limited and subsidiaries
Notes to consolidated financial statements
U.S. dollars in thousands (except share and per share data)
assets are valued using quoted market prices or alternative pricing sources and models utilizing market observable inputs.
As of December 31, 2022 and 2021, all investments and equivalents mature in one year or less.
Unrealized losses from debt securities are primarily attributable to changes in interest rates. The Company does not believe any remaining unrealized losses represent impairments based on the evaluation of available evidence.
Debt securities with continuous unrealized losses for less than 12 months and their related fair values were as follows:

	December 31, 2022
	Less than 12 months
	Fair value	Unrealized loss
U.S. Treasury bills	162,813	(540)
Government and governmental agencies	38,477	(12)
Corporate debt securities	162,085	(587)
Total	$363,375	$(1,139)
As of December 31, 2022, no continuous unrealized losses for 12 months or greater was identified.
Note 4: Receivables and prepaid expenses
The following table sets forth the Company’s receivables and prepaid expenses:

	December 31,
	2022	2021
Advances to and receivables from suppliers	$7,151	$3,843
Government authorities	12,389	8,421
Prepaid expenses	6,195	4,711
Others	224	50
	$25,959	$17,025

Note 5: Inventories
Inventories are stated at the lower of cost or net realizable value. The weighted average methodology is applied to determine cost. The following table sets forth the Company’s inventories:

	December 31,
	2022	2021
Raw materials	$4,314	$1,485
Work in process	9,321	8,274
Finished goods	15,741	14,668
	$29,376	$24,427

NovoCure Limited and subsidiaries
Notes to consolidated financial statements
U.S. dollars in thousands (except share and per share data)
Note 6: Property and equipment, net
The following table sets forth the Company’s property and equipment, net:

	December 31,
	2022	2021
Cost:
Computers and laboratory equipment	$24,804	$21,135
Office furniture	2,627	3,044
Production equipment	3,513	2,377
Land and building	$15,988	$11,155
Leasehold improvements	9,346	7,076
Total cost	$56,278	$44,787
Accumulated depreciation and amortization	(23,600)	(22,094)
Depreciated cost	$32,678	$22,693
The Company capitalized software costs according to FASB's ASC 350-40, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Cumulative capitalization as of December 31, 2022 and 2021 was $13,192 and $9,979, respectively. Amortization of capitalized software costs for the years ended December 31, 2022, 2021 and 2020 was $1,056, $1,084 and $1,398, respectively.
Depreciation expense was $3,105, $2,812 and $2,635 for the years ended December 31, 2022, 2021 and 2020, respectively.
Write downs of $344, $10 and $20 were identified for the years ended December 31, 2022, 2021 and 2020, respectively.
Note 7: Field equipment, net
The following table sets forth the Company’s field equipment, net:

	December 31,
	2022	2021
Field equipment	$36,727	$33,789
Accumulated depreciation	(24,043)	(20,866)
Field equipment, net	$12,684	$12,923
Depreciation expense was $6,463, $6,355 and $5,117 for the years ended December 31, 2022, 2021 and 2020, respectively. Write downs of $611, $639 and $409 were identified for the years ended December 31, 2022, 2021 and 2020, respectively.
Note 8: Other payables, lease liabilities and accrued expenses
The following table sets forth the Company’s other payables and accrued expenses:

	December 31,
	2022	2021
Employees and payroll accruals	$40,778	$39,590
Deferred revenues	18,028	17,762
Government authorities	8,660	5,797
Other	6,114	6,853
	$73,580	$70,002

NovoCure Limited and subsidiaries
Notes to consolidated financial statements
U.S. dollars in thousands (except share and per share data)
Note 9: Employee benefit obligations
The Company's liability in respect of the Swiss Plan (see Note 2(u)) is the projected benefit obligation calculated using the projected unit credit method. The projected benefit obligation as of December 31, 2022 represents the actuarial present value of the estimated future payments required to settle the obligation that is attributable to employee service rendered before that date. Swiss Plan assets are recorded at fair value. Pension expense is presented in the payroll expenses in the various functions in which the employees are engaged. Actuarial gains and losses arising from differences between the actual and the expected return on the Swiss Plan assets are recognized in accumulated other comprehensive income (loss) and amortized over the requisite service period. The Swiss Plan is part of a collective pension foundation of pooled investments managed by a top tier insurance company. The Company and the employees pay retirement contributions, which are defined as a percentage of the employees’ covered salaries.The basis for the determination of the interest on employee’s savings account is the return on plan assets, considering legal minimum requirements. The targeted allocation for these funds is as follows:

Asset Allocation by Category as of December 31, 2022:	Asset allocation (%)
Asset Category:
Debt Securities	32%
Real Estate	26%
Equity Securities	34%
Others	8%
Total	100%

NovoCure Limited and subsidiaries
Notes to consolidated financial statements
U.S. dollars in thousands (except share and per share data)
The following table sets forth the Swiss Plan’s funded status and amounts recognized in the consolidated financial statements for the year ended December 31, 2022 and 2021:

	December 31,
	2022	2021
Change in Benefit Obligation
Projected benefit obligation at beginning of year	$29,975	$22,753
Interest cost	62	48
Company service cost	2,725	1,915
Employee contributions	1,631	1,167
Prior service cost	484	(923)
Benefits paid	423	2,976
Actuarial loss	(5,865)	2,039
Projected benefit obligation at end of year	$29,435	$29,975
Change in Plan Assets
Fair value of plan assets at beginning of year	$25,967	$18,082
Actual return on plan assets	(4,937)	1,992
Employer contributions	2,446	1,750
Employee contributions	1,631	1,167
Benefits paid	424	2,976
Fair value of plan assets at end of year	$25,531	$25,967
Funded Status at End of year
Excess of obligation over assets	$3,904	$4,008
Change in Accrued Benefit Liability
Accrued benefit liability at beginning of year	$(4,008)	$(4,671)
Company contributions made during year	2,446	1,750
Net periodic benefit cost for year	(2,078)	(1,310)
Net decrease (increase) in accumulated other comprehensive loss	(264)	223
Accrued benefit liability at end of year	$(3,904)	$(4,008)

	December 31,
	2022	2021
Non-current plan assets	$25,531	$25,967
Non-current liability	29,435	29,975
Accrued benefit liability at end of year	$(3,904)	$(4,008)
Projected Benefit Payments
Projected year 1	$539	$567
Projected year 2	744	454
Projected year 3	983	819
Projected year 4	1,065	765
Projected year 5	578	452
Projected years 6-10	16,940	13,816
The fair value of the plan assets is the estimated cash surrender value of the insurance contract at December 31, 2022. The level of inputs used to measure fair value was Level 2.

NovoCure Limited and subsidiaries
Notes to consolidated financial statements
U.S. dollars in thousands (except share and per share data)

	Year ended December 31,
	2022	2021
Net Periodic Benefit Cost
Service cost	$2,725	$1,915
Interest cost (income)	62	48
Expected return on plan assets	(701)	(508)
Amortization of actuarial (gain) loss	117	133
Amortization of prior service costs	(99)	(94)
Total net periodic benefit cost	$2,104	$1,494

Weighted average assumptions:
Discount rate as of December 31	2.30%	0.20%
Expected long-term rate of return on assets	3.50%	2.50%
Rate of compensation increase	1.50%	1.00%
Mortality and disability assumptions (*)	BVG 2020 GT	BVG 2020 GT
(*)    Mortality data used for actuarial calculation.
Note 10: Long-term debt, net
The following table sets forth the Company’s long-term debt, net:

	December 31,
	2022	2021
0% Convertible Senior Notes (a)	$565,509	$562,216
Credit facility (b)	—	—
	$565,509	$562,216

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
As of December 31, 2022, the conditions allowing holders of the Notes to convert were not met. The Notes are therefore not convertible as of December 31, 2022 and are classified as long-term liability.
The net carrying amount of the liability and equity components of the Convertible Notes (see note 2(z) for additional information) as of December 31, 2022 and 2021 are as follows:

	December 31,
	2022	2021
Liability component, net:
Principal amount	$575,000	$575,000
Unamortized issuance costs	(9,491)	(12,784)
Net carrying amount of liability component (1)	$565,509	$562,216
(1)    An effective interest rate determines the fair value of the Notes, therefore they are categorized as Level 3 in accordance with ASC 820, "Fair Value Measurements and Disclosures." The estimated fair value of the Net

NovoCure Limited and subsidiaries
Notes to consolidated financial statements
U.S. dollars in thousands (except share and per share data)
carrying amount of liability component of the Notes as of December 31, 2022 and 2021 were $455,091 and $467,469, respectively.

Finance expense related to the Notes were as follows:

	Year ended December 31,
	2022	2021	2020
Amortization of debt issuance costs	$3,293	$3,339	$333
Amortization of debt discount	$—	$—	$3,605
Total finance expense recognized	$3,293	$3,339	$3,938
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

Note 11: Other long-term liabilities

	December 31,
	2022	2021
Leasehold improvements financing and other	$72	$12
Unrecognized tax benefits (Note 13(e))	76	154
	$148	$166

Note 12: Commitments and contingent liabilities
a.Operating leases
The facilities of the Company are leased under various operating lease agreements for periods ending no later than 2044. The Company also has the option to extend the term of certain facility lease agreements and these are included in the calculation of right-of-use assets. The Company also leases motor vehicles under various operating leases, which expire on various dates, the latest of which is in 2025.
Under ASC 842, all leases with durations greater than 12 months, including non-cancelable operating leases, are recognized on the balance sheet. The aggregated present value of lease payments is recorded as a long-term asset titled right-of-use assets. The corresponding lease liabilities are split between other payables and long-term lease liabilities, and as of December 31, 2022, are as follows:

December 31,
2022
Future minimum lease payments:
2023	$6,228
2024	5,254

NovoCure Limited and subsidiaries
Notes to consolidated financial statements
U.S. dollars in thousands (except share and per share data)

2025	4,484
2026	4,085
2027	3,272
Thereafter	5,089
Total future minimum lease payments	$28,412
Less imputed interest	(3,846)
Net present value of future minimum lease payments	$24,566

Current year end
Short-term lease liabilities	$5,804
Long-term lease liabilities	18,762
Net present value of future minimum lease payments	$24,566

Weighted average of remaining operating lease term (years)	5.66

Weighted average of operating lease discount rate	5.38%
Lease and rental expense for the years ended December 31, 2022, 2021 and 2020 was $7,108, $7,349, and $5,950, respectively.
b.    Bank guarantee and pledges
As of December 31, 2022 and 2021 the Company pledged bank deposits of $2,296 and $2,350, respectively, to cover bank guarantees in respect of its leases of operating facilities and obtained guarantees by the bank for the fulfillment of the Company’s lease commitments of $2,459 and $2,698, respectively.
c.     Senior secured revolving credit facility
On November 6, 2020, the Company entered into a new three-year $150,000 senior secured revolving credit facility with a syndicate of relationship banks (the "Credit Facility"). The Company may, subject to certain conditions and limitations, increase the revolving credit commitments outstanding under the revolving credit facility or incur new incremental term loans in aggregate principal amount not to exceed $250.0 million in total.
The commitments under the Credit Facility are guaranteed by certain of the Company's subsidiaries and secured by a first lien on the Company's and certain of the Company's subsidiaries’ assets. Outstanding loans will bear interest per annum at a sliding scale based on the Company's secured leverage ratio from 2.75% to 3.25% above the applicable interbank borrowing reference rate for the currency in which the loan is denominated. Additionally, the facility contains a fee for the unused revolving credit commitments at a sliding scale based on the Company's secured leverage ratio from 0.35% to 0.45%. The Credit Facility contains financial covenants requiring maintenance of a minimum fixed charge coverage ratio and specifying a maximum senior secured net leverage ratio, as well as customary events of default which include a change of control.
As of December 31, 2022, the Company had no outstanding balance borrowed under the Credit Facility.
On February 17, 2023, the Company gave irrevocable notice to the administrative agent under the Credit Facility that the Company terminated all commitments, effective February 22, 2023. This effectively terminated the Credit Facility, as the Company's ability to borrow and the Company's obligations to comply with all covenants ended on such date. The liens and guaranties in favor of the lenders are released. There was no early termination fee payable and as of February 22, 2023 the Company had no outstanding balance borrowed under the Credit Facility.
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
During the year ended December 31, 2020, the Company triggered an aggregate $10,000 of milestone payments, which, with the License Fee, are deferred and recognized over the remainder of the Zai Performance Period ending in September 2024 on a straight-line basis, resulting in revenue of $4,389 $6,308 and $3,981 for the years ended December 31, 2022, 2021 and 2020, respectively.

NovoCure Limited and subsidiaries
Notes to consolidated financial statements
U.S. dollars in thousands (except share and per share data)
Note 13: Income taxes
a.     Tax provision:

As of January 1, 2022, the effective place of daily management and control of the Company moved to Switzerland and the Company has become a Swiss tax resident. As a result, the income tax disclosures have been presented in accordance with the Company’s current country of tax residency.

Income (loss) before income taxes is as follows:

	Year ended December 31,
	2022	2021	2020
Swiss	$(269,621)	$(145,591)	$32,010
Non-Swiss	187,775	93,516	(13,908)
Total income (loss) before income taxes	$(81,846)	$(52,075)	$18,102

The provision (benefit) for income taxes from continuing operations is comprised of:

	Year ended December 31,
	2022	2021	2020
Current:
Swiss	$469	$281	$3,105
Non-Swiss	10,219	5,995	(4,811)
Total current	$10,688	$6,276	$(1,706)
Deferred:
Swiss	$—	—	$—
Non-Swiss	—	—	—
Total deferred	—	—	—
Total income tax provision	$10,688	$6,276	$(1,706)
b.     Theoretical tax
The Company's effective tax rate is affected by the tax rates in the various jurisdictions in which the Company operates. Under Swiss law, the Company is subject to income tax at the federal level at a statutory rate of 8.5%, as well as at the cantonal and communal levels, resulting in an aggregate corporate tax rate of 12.0%.

For purposes of comparability, the Company used the Swiss federal statutory rate for the 2022, 2021 and 2020 tax years when presenting the Company's reconciliation of the income tax provision.

NovoCure Limited and subsidiaries
Notes to consolidated financial statements
U.S. dollars in thousands (except share and per share data)
A reconciliation of the provision for income taxes compared with the amounts at the Swiss rate was:

	Year ended December 31,
	2022	2021	2020
Income (loss) before income taxes	$(81,846)	$(52,075)	$18,102
Swiss federal statutory rate	8.5%	8.5%	8.5%
Income tax at federal Swiss rate	$(6,957)	$(4,426)	$1,539
Foreign taxes rate differential	25,716	1,601	2,517
Change in valuation allowance	(14,238)	11,643	6,821
Effect of tax law change	5,681	—	(8,694)
Share based compensation	5,318	(4,636)	(1,615)
Research and development credits	(4,898)	(2,216)	(5,243)
Return to provision true-ups	(1,020)	2,416	—
Withholding taxes	548	273	2,366
Other	538	1,621	603
Income tax	$10,688	$6,276	$(1,706)
Effective tax rate	(13.1)%	(12.1)%	(9.4)%
c.     Deferred income tax
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2022	2021
Deferred tax assets:
Unamortized intangible assets	$153,450	$138,978
Impact of revenue recognition	$82,972	$112,251
Net operating loss carryforwards	$65,472	$77,664
Share based compensation	$30,009	$25,644
Capitalized research and development	$16,730	$—
Research and development credits	$8,992	$12,146
Lease liabilities	$5,846	$4,836
Interest limitations	$—	$7,948
Other temporary differences	$7,089	$3,032
Total gross deferred tax assets	$370,560	$382,499
Less: valuation allowance	(361,358)	(375,717)
Total deferred tax assets	9,202	6,782
Deferred tax liabilities:
Right of use assets	5,785	4,559
Fixed assets	1,730	2,214
Other liabilities	1,687	9
Total gross deferred tax liabilities	$9,202	$6,782

Net deferred taxes assets (liability)	$—	$—
d.     Carryforward loss:
In Switzerland, the Company had $525,131 of net operating carryforwards (NOLs) available at the Federal level, of which $497,371 are available at the cantonal and communal level as well. These NOLs expire from 2026 through

NovoCure Limited and subsidiaries
Notes to consolidated financial statements
U.S. dollars in thousands (except share and per share data)
2029. Additionally, the Company had $37,105 of non-Swiss NOLs as of December 31, 2022, of which $4,942 carry forward indefinitely. The remainder expire from 2026 through 2041.
e.     Uncertain tax benefits:
A reconciliation of the beginning and ending balances of uncertain tax benefits is as follows:

	December 31,
	2022	2021	2020
Balance at beginning of the year	$154	$297	$116
Additions (reductions) for taxes positions related to prior years	(78)	(143)	181
Balance at the end of the year	$76	$154	$297
The Company recognizes interest and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2022, 2021 and 2020, the Company accrued $2, $5 and $21, respectively, for interest and penalties expenses related to uncertain tax positions.
The Company files income tax returns in the Switzerland and various foreign jurisdictions. Currently, the Company is under examination by the tax authorities in Israel for the tax years 2018, 2019 and 2020 and is not under examination by any other tax authority. Additional tax years within the period 2016 to 2021 remain subject to examination by Swiss, U.S. and other tax authorities.
Note 14: Share capital
Share capital is composed as follows:

	Issued and outstanding Number of shares December 31,
	2022	2021
Ordinary shares no par value	105,049,411	103,971,263
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
In September 2015, the Company adopted the 2015 Omnibus Incentive Plan (the "2015 Plan"). The Company’s shareholders approved the 2015 Plan in September 2015. Under the 2015 Plan, the Company can issue various types of equity compensation awards such as restricted shares, performance shares, restricted stock units ("RSUs"), performance share units ("PSUs"), long-term cash award and other share-based awards. Options granted under the 2015 Plan generally have a vesting period of two or four years and expire ten years after the date of grant. RSUs granted under the 2015 Plan vest in equal installments over two or three years. PSUs granted under the 2015 Plan generally vest have a vesting period between three and six years, as performance targets are attained. Options, RSUs and PSUs granted under the 2015 Plan that are canceled before expiration become available for future grants.
On December 31, 2022, in accordance with the terms of the 2015 Plan, the number of shares available for issuance under the 2015 Plan automatically increased by 4% of the Company’s outstanding ordinary shares as of December 30, 2022. As a result, the number of shares available for issuance under the 2015 Plan increased from 39,264,853 shares to 43,465,227 shares. As of December 31, 2022,20,630,323 ordinary shares are available for grant under the 2015 Plan.
Employee Stock Purchase Plan
In September 2015, the Company adopted an ESPP to encourage and enable eligible employees to acquire ownership of the Company’s ordinary shares purchased through accumulated payroll deductions on an after-tax

NovoCure Limited and subsidiaries
Notes to consolidated financial statements
U.S. dollars in thousands (except share and per share data)
basis. The ESPP is intended to be an "employee stock purchase plan" within the meaning of Section 423 of the Code and the provisions of the ESPP will be construed in a manner consistent with the requirements of such section. The Company began its offerings under the ESPP on August 1, 2016. The Company issued 86,264 ordinary shares for the plan period from January 1, 2022 through December 31, 2022.
The terms of the ESPP provide that on December 31 of each year, the number of shares available for purchase by eligible employees who participate in the ESPP automatically increases by 1% of the Company’s outstanding ordinary shares outstanding, unless the Company determines that such an increase is not necessary. The Company determined that an such increase was not necessary and no such increase took place. As of December 31, 2022, 4,868,733 ordinary shares are available for offering under the ESPP.
The fair value of share-based awards was estimated using the Black-Scholes model for all equity grants and for market condition awards. The Company also applied the Monte-Carlo simulation model, with the following underlying assumptions:

	Year ended December 31,
	2022	2021	2020
Stock Option Plans
Expected term (years)	5.33-5.83	5.50-6.00	5.50-6.00
Expected volatility	60%-62%	60%-63%	54%-56%
Risk-free interest rate	1.58%-4.23%	0.78%-1.27%	0.30%-0.86%
Dividend yield	0.00%	0.00%	0.00%
ESPP
Expected term (years)	0.50	0.50	0.50
Expected volatility	51%-77%	54%-81%	47%-66%
Risk-free interest rate	0.19%-2.52%	0.05%-0.09%	0.17%-1.57%
Dividend yield	0.00%	0.00%	0.00%
A summary of the status of the Company’s options to purchase ordinary shares as of December 31, 2022 and changes during the year ended on that date is presented below:

	Year ended December 31, 2022
	Number of options	Weighted average exercise price	Aggregate intrinsic value
Outstanding at beginning of year	8,549,322	$33.09
Granted	857,077	78.69
Exercised	(474,116)	21.55
Forfeited and cancelled	(145,919)	86.79
Outstanding at end of year	8,786,364	$37.27	$355,931
Exercisable options	7,103,058	$25.53	$350,025
A summary of the status of the Company’s RSUs and PSUs as of December 31, 2022 and changes during the year ended on that date is presented below:

NovoCure Limited and subsidiaries
Notes to consolidated financial statements
U.S. dollars in thousands (except share and per share data)

	Year ended December 31, 2022
	Number of RSUs/PSUs	Weighted average grant date fair value price	Aggregate intrinsic value
Unvested at beginning of year	4,459,107	$65.56
Granted	1,572,203	79.45
Vested	(517,768)	86.56
Forfeited and cancelled	(136,083)	94.21
Unvested at end of year (1)	5,377,459	$66.87	$394,437
(1)    Includes PSUs that have a mix of service, market and other milestone performance vesting conditions which are vested upon achievements of market and performance conditions which are not probable, as of December 31, 2022, in accordance with ASC 718 as follows:

December 31, 2022
Number of PSUs	Fair value at grant date per PSU	Total fair value at grant date
2,703,852	$48.16	$130,218
108,113	69.37	7,500
124,701	80.59	10,050
17,712	84.68	1,500
7,605	$87.66	$667
10,532	94.94	1,000
189,626	$114.26	$21,667
3,162,141		$172,602

These PSUs will be expensed over the performance period when the vesting conditions become probable in accordance with ASC 718.
The total equity-based compensation expense related to all of the Company’s equity incentive plans recognized for the years ended December 31, 2022, 2021 and 2020, was comprised as follows:

	Year ended December 31,
	2022	2021	2020
Cost of revenues	$4,690	$3,471	$2,221
Research, development and clinical studies	30,790	27,597	18,125
Sales and marketing	28,826	22,673	17,672
General and administrative	42,649	41,159	37,703
Total share-based compensation expense	$106,955	$94,900	$75,721
As of December 31, 2022, unamortized share-based compensation costs amounted to $125,600 and are expected to be recognized over a weighted average period of approximately 2.38 years.
The weighted average grant date exercise price of the Company’s options granted during the years ended December 31, 2022, 2021 and 2020 were $78.69, $149.96 and $71.87 per share, respectively.
The weighted average grant date fair value of the Company’s options granted during the years ended December 31, 2022, 2021 and 2020 were $44.70, $81.93 and $37.12 per share, respectively.
The weighted average grant date fair values of the Company’s options forfeited and cancelled during the years ended December 31, 2022, 2021 and 2020 were $86.79, $62.77 and $22.98, respectively.

NovoCure Limited and subsidiaries
Notes to consolidated financial statements
U.S. dollars in thousands (except share and per share data)
The aggregate intrinsic values for the options exercised during the years ended December 31, 2022, 2021 and 2020 were $26,436, $143,695 and $156,910, respectively. The aggregate intrinsic value is calculated as the difference between the per share exercise price and the deemed fair value of the Company’s ordinary shares for each share subject to an option multiplied by the number of shares subject to options at the date of exercise. The Company deemed the fair value of the Company’s ordinary shares to be $73.35, $75.08 and $173.04 per share as of December 31, 2022, 2021, and 2020, respectively.
Options outstanding as of December 31, 2022 are as follows:

Exercise price	Number of options outstanding	Weighted average remaining contractual term	Number of options exercisable	Weighted average remaining contractual term
$		(years)		(years)
0.00 - 10.00	971,356	3.68	971,356	3.68
10.01 - 20.00	2,570,427	3.97	2,570,427	3.97
20.01 - 30.00	1,773,039	4.51	1,773,039	4.51
30.01 - 40.00	263,141	5.54	263,141	5.54
40.01 - 60.00	1,148,810	6.29	984,817	6.30
60.01 - 100.00	1,620,734	8.23	417,461	7.01
100.01 - 160.00	429,595	8.21	114,879	8.06
160.01 - 220.00	9,262	8.42	7,938	8.44
	8,786,364	5.4	7,103,058	4.7

Note 15: Financial (expenses) income, net
The following table sets forth the Company’s total financial expenses, net:

	Year ended December 31,
	2022	2021	2020
Financial expenses:
Interest expense	$(41)	$(101)	$(13,068)
Revolving credit facility fee	(558)	(588)	(79)
Amortization of discount and issuance costs	(3,293)	(3,339)	(4,514)
Foreign currency translation losses	(3,523)	(4,032)	—
Others	(698)	(779)	(389)
	$(8,113)	$(8,839)	$(18,050)
Financial income:
Amortization of investments premium	$4,829	$306	$1,316
Foreign currency translation gains	—	—	2,648
Interest income	10,961	791	1,787
	$15,790	$1,097	$5,751
Total financial (expenses) income, net	$7,677	$(7,742)	$(12,299)

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

NovoCure Limited and subsidiaries
Notes to consolidated financial statements
U.S. dollars in thousands (except share and per share data)
The following table sets forth the computation of the Company’s basic and diluted net loss per ordinary share:

	Year ended December 31,
	2022	2021	2020
Net income (loss) attributable to ordinary shares as reported	$(92,534)	$(58,351)	$19,808

Net income (loss) used in computing basic net income (loss) per share	$(92,534)	$(58,351)	$19,808
Adjustment needed in calculating diluted net income (loss) per share	—	—	—
Net income (loss) used in computing diluted net income (loss) per share	$(92,534)	$(58,351)	$19,808

Weighted average number of ordinary shares used in computing basic net income (loss) per share	104,660,476	103,433,274	100,930,866
Potentially dilutive shares that were excluded from the computation of basic net income (loss) per share:
Options	—	—	6,967,554
Restricted share units	—	—	945,612
ESPP	—	—	33,616
Weighted average number of ordinary shares used in computing diluted net income (loss) per share	104,660,476	103,433,274	108,877,648

Weighted anti-dilutive shares outstanding which were not included in the diluted calculation	7,272,606	8,524,922	1,307,762

Basic net income (loss) per ordinary share	$(0.88)	$(0.56)	$0.20

Diluted net income (loss) per ordinary share	$(0.88)	$(0.56)	$0.18

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

Note 18: Supplemental information
The following table presents long-lived assets by location:

	December 31,
	2022	2021
United States	$30,012	$23,263
Israel	7,180	5,297
Switzerland	5,084	4,085
Japan	1,063	799
Germany	762	1,020
Others	1,261	1,152
Total long-lived assets	$45,362	$35,616
The Company’s net revenues by geographic region, based on the patient’s location are summarized as follows:

	Year ended December 31,
	2022	2021	2020
United States	$406,894	$353,110	$340,782
EMEA:
Germany	46,120	93,939	93,264
Other EMEA	30,713	30,577	18,654
Japan	32,781	34,640	29,076
Greater China (1)	21,332	22,765	12,590
Total net revenues	$537,840	$535,031	$494,366

(1)    For additional information, see Note 12.

Note 19: Selected quarterly financial information (Unaudited)
The following table sets forth selected financial information for the Company:

	2022
	Three months ended
	December 31	September 30	June 30	March 31
Net revenues	$128,429	$130,998	$140,866	$137,547
Gross profit	99,541	101,249	112,363	109,820
Operating income (loss)	(42,978)	(24,611)	(21,128)	(806)
Net income (loss)	(37,303)	(26,576)	(24,008)	(4,647)
Basic net income (loss) per ordinary share	$(0.36)	$(0.25)	$(0.23)	$(0.04)
Weighted average number of ordinary shares used in computing basic net income (loss) per share	105,026,945	104,884,583	104,627,789	104,186,120
Diluted net income (loss) per ordinary share	$(0.36)	$(0.25)	$(0.23)	$(0.04)
Weighted average number of ordinary shares used in computing diluted net income (loss) per share	105,026,945	104,884,583	104,627,789	104,186,120

	2021
	Three months ended
	December 31	September 30	June 30	March 31
Net revenues	$133,213	$133,606	$133,517	$134,695
Gross profit	103,526	103,400	104,918	108,310
Operating income (loss)	(23,398)	(8,552)	(12,295)	(88)
Net income (loss)	(26,458)	(13,124)	(14,641)	(4,128)
Basic net income (loss) per ordinary share	$(0.25)	$(0.13)	$(0.14)	$(0.04)
Weighted average number of ordinary shares used in computing basic net income (loss) per share	103,884,288	103,731,147	103,484,866	102,633,545
Diluted net income (loss) per ordinary share	$(0.25)	$(0.13)	$(0.14)	$(0.04)
Weighted average number of ordinary shares used in computing diluted net income (loss) per share	103,884,288	103,731,147	103,484,866	102,633,545

	2020
	Three months ended
	December 31	September 30	June 30	March 31
Net revenues	$143,953	$132,660	$115,925	$101,828
Gross profit	115,817	104,265	90,451	77,332
Operating income (loss)	12,092	15,022	6,668	(3,381)
Net income (loss)	4,917	9,284	1,655	3,952
Basic net income (loss) per ordinary share	$0.05	$0.09	$0.02	$0.04
Weighted average number of ordinary shares used in computing basic net income (loss) per share	101,945,085	101,234,306	100,718,893	99,877,567
Diluted net income (loss) per ordinary share	$0.04	$0.09	$0.02	$0.04
Weighted average number of ordinary shares used in computing diluted net income (loss) per share	110,604,714	108,643,814	107,647,802	108,100,623

Note 20: Subsequent Event
On February 17, 2023, the Company gave irrevocable notice to the administrative agent under the Credit Facility that the Company terminated all commitments, effective February 22, 2023. See Note 12c.

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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, it used the criteria established in Internal Control- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such assessment, management has concluded that, as of December 31, 2022, our internal control over financial reporting is effective based on those criteria.
(c) Attestation Report of the Registered Public Accounting Firm
The effectiveness of our internal control over financial reporting as of December 31, 2022, has been audited by Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, an independent registered public accounting firm, as stated in their attestation report, which is included herein.
(d) Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Election of New Director.
On February 22, 2023, the Board of Directors (the “Board”) of the Company elected Allyson J. Ocean, M.D., effective immediately, to fill an existing vacancy on the Board. Dr. Ocean will receive compensation for her service on the Board as a non-employee member of the Board in the same manner as other non-employee members of the Board. For a description of the Company’s director compensation programs, see “Director Compensation” in the definitive proxy statement filed by the Company on April 25, 2022 in connection with its 2022 Annual Meeting of Shareholders.
Allyson J. Ocean
Dr. Ocean, 51, is is an internationally recognized academic gastrointestinal medical oncologist specializing in translational and clinical research, development of novel therapeutics, and patient advocacy. Dr. Ocean is currently an Associate Professor of Clinical Medicine at the Weill Medical College of Cornell University, a position she has held since 2004. Dr. Ocean also currently serves as a medical oncologist and attending physician in gastrointestinal oncology at NewYork-Presbyterian Hospital/Weill Cornell Medical Center, as well as a medical oncologist at The Jay Monahan Center for Gastrointestinal Health. Dr. Ocean is co-founder and Scientific Advisory Board Chair of Let’s Win Pancreatic Cancer, an award-winning non-profit organization missioned to increase access to treatment options and clinical trials for patients with pancreatic cancer. Additionally, Dr. Ocean serves on several scientific advisory boards. Dr. Ocean graduated cum laude from Tufts University and received her M.D. with honors from the Tufts University School of Medicine.
Dr. Ocean will be appointed to a Board committee at a later date.
Upon her election to the Board, and pursuant to the Company’s Non-Employee Director Plan, Dr. Ocean will be awarded an option under the Company's 2015 Omnibus Incentive Plan as of February 28, 2023 ("Grant Date") to purchase ordinary shares of the Company with an aggregate Grant Date fair value of $667,000 (subject to rounding of shares to the nearest whole number) using the Black-Scholes pricing model and the valuation assumptions used by the Company in accounting for options as of the Grant Date at an exercise price per share equal to the closing price of the Company’s ordinary shares on the Grant Date (the “Options”). The Options shall vest in equal amounts on the first, second and third anniversary of the Grant Date.
There is no arrangement or understanding between Dr. Ocean and any other persons pursuant to which Dr. Ocean was elected to serve on the Board.
Dr. Ocean does not have any direct or indirect material interest in any transaction or proposed transaction required to be reported under Item 404(a) of Regulation S-K or Item 5.02(d) of Form 8-K.

Termination of a Material Definitive Agreement.
On February 17, 2023, the Company gave irrevocable notice under the Company’s Credit Agreement, dated as of November 6, 2020, by and among the Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent and the financial institutions party thereto, (“Lenders”) (as amended, restated, supplemented or otherwise modified, the “Credit Agreement”) to terminate all commitments, effective February 22, 2023. This effectively terminated the Credit Facility, as the Company’s ability to borrow and its obligations to comply with all covenants ended on such date. The liens and guaranties in favor of the Lenders are released. As of the date of termination, the Company had no outstanding balance borrowed under the Credit Agreement. No early termination fees or penalties were payable in connection with the termination.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 is incorporated herein by reference to the information contained under the captions "Proposal 1 — Election of Directors,” “Corporate Governance,” “Delinquent Section 16(A) Reports” and “Proposal 2 – Approval and Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive proxy statement related to the 2023 annual meeting of shareholders.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item 11 is incorporated by reference to the information contained under the caption "2022 Director Compensation," "Compensation Discussion and Analysis — Executive Compensation" and "Compensation Committee Report" in our definitive proxy statement related to the 2023 annual meeting of shareholders.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 regarding the ownership of our ordinary shares is incorporated by reference to the information contained under the caption "Information About Stock Ownership — Security Ownership of Certain Beneficial Owners And Management" in our definitive proxy statement related to the 2023 annual meeting of shareholders.
The information required by Item 12 with respect to securities authorized for issuance under our equity compensation plans is provided under the caption "Equity Compensation Plan Information" in Part II, Item 5 hereof.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is incorporated by reference to the information contained under the captions "Proposal 1 – Election of Directors," "Corporate Governance," and "Certain Relationships and Related Party Transactions" in our definitive proxy statement related to the 2023 annual meeting of shareholders.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by Item 14 is incorporated by reference to the information contained under the caption "Proposal 2 – Approval and Ratification of Appointment of Independent Registered Public Accounting Firm" in our definitive proxy statement related to the 2023 annual meeting of shareholders.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) DOCUMENTS FILED AS PART OF THIS REPORT
The following is a list of our consolidated financial statements and our subsidiaries and supplementary data included in this Annual Report on Form 10-K under Item 8 of Part II hereof:

1. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2022, 2021 and 2020.

Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020.

Consolidated Statement of Comprehensive Loss for the years ended December 31, 2022, 2021 and 2020.

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2022, 2021 and 2020

Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020.

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
EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Memorandum of Association	S-1/A	9/21/15	3.3
3.2	Amended and Restated Articles of Association	8-K	6/6/18	3.2
4.1	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934				X
4.2	Eleventh Amended and Restated Investors Rights Agreement, dated June 1, 2015	DRS	6/24/15	4.2
4.3	Tenth Amended and Restated Registration Rights Agreement, dated June 1, 2015	DRS	6/24/15	4.3
4.4	Indenture, dated November 5, 2020, between NovoCure Limited. and U.S. Bank National Association	8-K	11/5/20	4.1

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
4.5	Form of 0% Convertible Senior Note due 2025 (included in Exhibit 4.4)	8-K	11/5/20	4.2
10.1	Credit Agreement dated November 6, 2020 among NovoCure Limited, the subsidiary borrowers party thereto, the lenders party thereto and J.P. Morgan Chase Bank, N.A., as administrative agent	8-K	11/9/20	10.1
10.2	License and Collaboration Agreement, dated as of September 10, 2018, between NovoCure Limited and Zai Lab (Shanghai) Co., Ltd.	10-Q	10/25/18	10.2
10.3	Settlement Agreement with the Technion, dated February 10, 2015	DRS/A	8/11/15	10.13
10.4	2003 Share Option Plan#	DRS	6/24/15	10.3
10.5	2013 Share Option Plan#	DRS	6/24/15	10.4
10.6	2015 Omnibus Incentive Plan#	S-1/A	9/21/15	10.5
10.7	Director Compensation Plan#	S-1/A	9/21/15	10.14
10.8	Employee Share Purchase Plan#	S-1/A	9/21/15	10.15
10.9	Form of Non-Qualified Stock Option Agreement pursuant to the 2015 Omnibus Incentive Plan (U.S. individuals)#	S-1/A	9/21/15	10.17
10.10	Form of Incentive Stock Option Agreement pursuant to the 2015 Omnibus Incentive Plan (U.S. individuals)#	S-1/A	9/21/15	10.18
10.11	2015 Omnibus Incentive Plan, including 2015 Omnibus Incentive Plan Sub-Plan for Grantees Subject to Israeli Taxation and 2015 Omnibus Incentive Plan Sub-Plan for Switzerland#	8-K	12/22/15	10.1
10.12	Form of Incentive Stock Option Agreement pursuant to the 2015 Omnibus Incentive Plan for use in connection with the 2015 Omnibus Incentive Plan Sub-Plan for Grantees Subject to Israeli Taxation (non-102(b) grants)#	8-K	12/22/15	10.2
10.13	Form of Incentive Stock Option Agreement pursuant to the 2015 Omnibus Incentive Plan for use in connection with the 2015 Omnibus Incentive Plan Sub-Plan for Grantees Subject to Israeli Taxation (102(b) grants)#	8-K	12/22/15	10.3
10.14	Form of Stock Option Award Agreement based on the 2015 Omnibus Incentive Plan for use in connection with the 2015 Omnibus Incentive Plan Sub-Plan for Switzerland#	8-K	12/22/15	10.4
10.15	Form of Incentive Stock Option Agreement pursuant to the 2015 Omnibus Incentive Plan for use in Japan#	8-K	12/22/15	10.5
10.16	Form of Stock Option Award Agreement based on the 2015 Omnibus Incentive Plan for use in Germany#	10-K	3/1/16	10.25
10.17	Form of Incentive Stock Option Agreement pursuant to the 2015 Omnibus Incentive Plan#	8-K	5/12/17	10.1
10.18	Form of Non-Qualified Stock Option Agreement pursuant to the 2015 Omnibus Incentive Plan#	8-K	5/12/17	10.2
10.19	Form of Incentive Stock Option Agreement pursuant to the NovoCure Limited 2015 Omnibus Incentive Plan – Form of Performance Option Agreement for Israel#	8-K	4/4/18	10.1
10.20	NovoCure Limited Policy on Recoupment of Incentive Compensation#	8-K	8/1/17	99.1

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
10.21	Form of Indemnification Agreement	8-K	3/22/16	10.1
10.22	Employment Agreement, dated as of May 11, 2016, by and between Novocure USA LLC and William F. Doyle#	8-K	5/13/16	10.1
10.23	Amendment #1 to Employment Agreement between Novocure USA LLC and William F. Doyle dated February 24, 2021#	10-K	2/25/21	10.23
10.24	Israeli SubPlan to the NovoCure Limited Employee Share Purchase Plan#	8-K	6/30/16	10.1
10.25	Non-Employee Director Compensation Program#	10-Q	7/28/22	10.2
10.26	Employment Agreement, dated as of October 10, 2016, by and between NovoCure (Israel) Ltd. and Asaf Danziger#	8-K	10/14/16	10.1
10.27	Employment Agreement, dated as of October 10, 2016, by and between Novocure USA LLC and Wilhelmus Groenhuysen#	8-K	10/14/16	10.2
10.28	Amended and Restated Employment Agreement dated as of September 1, 2020 by and between Novocure USA LLC and Wilhelmus Groenhuysen#	8-K	8/13/20	10.1
10.29	Employment Agreement, dated as of October 10, 2016, by and between NovoCure USA LLC and Michael J. Ambrogi#	8-K	10/14/16	10.3
10.30	Amended and Restated Employment Agreement, dated as of September 1, 2002, by and between NovoCure USA LLC and Michael J. Ambrogi#	8-K	8/13/20	10.30
10.31	Employment Agreement, dated as of September 1, 2020, by and between NovoCure USA LLC and Ashley Cordova#	8-K	8/13/20	10.2
10.32	Employment Agreement, dated as of July 25, 2018, between Novocure USA LLC and Pritesh Shah#	10-Q	10/25/18	10.1
10.33	Form of Restricted Share Unit Award Notice pursuant to the 2015 Omnibus Incentive Plan – Form of Agreement for USA#	10-K	2/23/17	10.28
10.34	Form of Restricted Share Unit Award Notice pursuant to the 2015 Omnibus Incentive Plan – Form of Agreement for Israel#	10-K	2/23/17	10.29
10.35	Form of Restricted Share Unit Award Notice pursuant to the 2015 Omnibus Incentive Plan – Form of Agreement for Switzerland#	10-K	2/23/17	10.30
10.36	Form of Restricted Share Unit Award Notice pursuant to the 2015 Omnibus Incentive Plan – Form of Agreement for Japan#	10-K	2/23/17	10.31
10.37	Form of Restricted Share Unit Award Notice pursuant to the 2015 Omnibus Incentive Plan – Form of Agreement for Germany#	8-K	4/4/18	10.2
10.38	Form of Performance-Based Share Unit Award for Executive Chairman and Chief Executive Officer#	8-K	3/6/20	10.1
10.39	Form of Performance-Based Share Unit Award for Certain Executive Officers#	8-K	3/6/20	10.2
10.40	First Addendum dated June 9, 2020 to License and Collaboration Agreement, dated as of September 10, 2018, between NovoCure Limited and Zai Lab (Shanghai) Co., Ltd.**	10-K	2/25/21	10.40
10.41	Purchase and Sale Agreement dated December 1, 2021 by and between 64 Vaughan Mall, LLC and Novocure Inc.	10-K	2/24/22	10.41

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
10.42	Construction Agreement dated December 30, 2021 by and between Hanover Development Corporation and Novocure Inc.**	10-K	2/24/22	10.42
10.43	Amendment No. 1 dated as of December 6, 2021 to Credit Agreement dated as of November 6, 2020	10-K	2/24/22	10.43
21	Subsidiaries				X
23.1	Consent of Independent Registered Public Accounting Firm				X
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X
32.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X
32.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X
101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

*	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of NovoCure Limited under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.
†	Confidential treatment has been granted for certain information set forth in this exhibit. Such information has been omitted and filed separately with the Securities and Exchange Commission.
#	Compensation plans and arrangements for executive officers and others.
**	Portions of the referenced exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K
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
Date: February 23, 2023

NovoCure Limited

By:	/s/ Asaf Danziger
Asaf Danziger
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	Signature	Title

February 23, 2023	/s/ Asaf Danziger	Chief Executive Officer and Director (Principal Executive Officer)
Asaf Danziger

February 23, 2023	/s/ Ashley Cordova	Chief Financial Officer (Principal Financial and Accounting Officer)
Ashley Cordova

February 23, 2023	/s/ William F. Doyle	Executive Chairman and Director
William F. Doyle

February 23, 2023	/s/ Jeryl L. Hilleman	Director
Jeryl L. Hilleman

February 23, 2023	/s/ David T. Hung	Director
David T. Hung

February 23, 2023	/s/ Kinyip Gabriel Leung	Director
Kinyip Gabriel Leung

February 23, 2023	/s/ Martin J. Madden	Director
Martin J. Madden

February 23, 2023	/s/ Timothy J. Scannell	Director
Timothy J. Scannell

February 23, 2023	/s/ William A. Vernon	Director
William A. Vernon