Form 10-Q
period 2023-03-31
NovoCure Ltd
filed 2023-05-04
CIK 1645113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 28, 2023
Ordinary shares, no par value	106,209,251 Shares

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
•our business strategies and the expansion of our sales and marketing efforts;
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
These forward-looking statements involve a number of risks and uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Factors which may cause such differences to occur include those risks and uncertainties set forth under Part I, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed on February 23, 2023, as well as other risks and uncertainties set forth from time to time in the reports we file with the SEC. In our prior filings, references to NovoTTF-100L now refer to Optune Lua. We do not intend to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.
i

TRADEMARKS
This Quarterly Report on Form 10-Q includes trademarks of NovoCure Limited and other persons. All trademarks or trade names referred to herein are the property of their respective owners.
ii

NovoCure Limited
Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION
Item 1.  Financial Statements

NOVOCURE LIMITED AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands (except share data)
	March 31, 2023	December 31, 2022
	Unaudited	Audited
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$185,963	$115,326
Short-term investments	772,072	854,099
Restricted cash	676	508
Trade receivables, net	74,830	86,261
Receivables and prepaid expenses	23,730	25,959
Inventories	31,723	29,376
Total current assets	1,088,994	1,111,529
LONG-TERM ASSETS:
Property and equipment, net	36,454	32,678
Field equipment, net	12,216	12,684
Right-of-use assets	25,529	23,596
Other long-term assets	11,147	11,161
Total long-term assets	85,346	80,119
TOTAL ASSETS	$1,174,340	$1,191,648

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOVOCURE LIMITED AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands (except share data)
	March 31, 2023	December 31, 2022
	Unaudited	Audited
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Trade payables	$81,469	$85,197
Other payables, lease liabilities and accrued expenses	67,306	73,580
Total current liabilities	148,775	158,777
LONG-TERM LIABILITIES:
Long-term debt, net	566,324	565,509
Deferred revenues	1,843	2,878
Long-term leases	19,973	18,762
Employee benefit liabilities	5,143	4,404
Other long-term liabilities	136	148
Total long-term liabilities	593,419	591,701
TOTAL LIABILITIES	742,194	750,478
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Share capital -
Ordinary shares no par value, unlimited shares authorized; issued and outstanding: 106,187,162 shares and 105,049,411 shares at March 31, 2023 (unaudited) and December 31, 2022, respectively	—	—
Additional paid-in capital	1,266,358	1,222,063
Accumulated other comprehensive income (loss)	(2,691)	(2,433)
Retained earnings (accumulated deficit)	(831,521)	(778,460)
TOTAL SHAREHOLDERS' EQUITY	432,146	441,170
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,174,340	$1,191,648
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOVOCURE LIMITED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
U.S. dollars in thousands (except share and per share data)
	Three months ended March 31,		Year ended December 31,
	2023	2022	2022
	Unaudited		Audited
Net revenues	$122,182	$137,547	$537,840
Cost of revenues	29,614	27,727	114,867
Gross profit	92,568	109,820	422,973

Operating costs and expenses:
Research, development and clinical studies	59,704	42,234	206,085
Sales and marketing	51,169	37,884	173,658
General and administrative	41,944	30,508	132,753
Total operating costs and expenses	152,817	110,626	512,496

Operating income (loss)	(60,249)	(806)	(89,523)
Financial income (expenses), net	9,169	(1,709)	7,677

Income (loss) before income tax	(51,080)	(2,515)	(81,846)
Income tax	1,981	2,132	10,688
Net income (loss)	$(53,061)	$(4,647)	$(92,534)

Basic net income (loss) per ordinary share	$(0.50)	$(0.04)	$(0.88)
Weighted average number of ordinary shares used in computing basic net income (loss) per share	105,667,072	104,186,120	104,660,476

Diluted net income (loss) per ordinary share	$(0.50)	$(0.04)	$(0.88)
Weighted average number of ordinary shares used in computing diluted net income (loss) per share	105,667,072	104,186,120	104,660,476
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
U.S. dollars in thousands
	Three months ended March 31,		Year ended December 31,
	2023	2022	2022
	Unaudited		Audited
Net income (loss)	$(53,061)	$(4,647)	$(92,534)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustments	300	330	1,425
Unrealized gain (loss) from debt securities	357	—	(445)
Pension benefit plan	(915)	1,511	(244)
Total comprehensive income (loss)	$(53,319)	$(2,806)	$(91,798)

NOVOCURE LIMITED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
U.S. dollars in thousands (except share data)
	Ordinary shares	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings (accumulated deficit)	Total shareholders' equity

Balance as of December 31, 2022 (audited)	105,049,411	$1,222,063	$(2,433)	$(778,460)	$441,170

Share-based compensation to employees	—	39,084	—	—	39,084
Exercise of options and vested RSUs	1,137,751	5,211	—	—	5,211
Other comprehensive income (loss), net of tax benefit of $0	—	—	(258)	—	(258)
Net income (loss)	—	—	—	(53,061)	(53,061)
Balance as of March 31, 2023 (Unaudited)	106,187,162	$1,266,358	$(2,691)	$(831,521)	$432,146

	Ordinary shares	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings (accumulated deficit)	Total shareholders' equity

Balance as of December 31, 2021 (audited)	103,971,263	$1,099,589	$(3,169)	$(685,926)	$410,494

Share-based compensation to employees	—	25,045	—	—	25,045
Exercise of options and vested RSUs	587,825	3,148	—	—	3,148
Other comprehensive income (loss), net of tax benefit of $0	—	—	1,841	—	1,841
Net income (loss)	—	—	—	(4,647)	(4,647)
Balance as of March 31, 2022 (Unaudited)	104,559,088	$1,127,782	$(1,328)	$(690,573)	$435,881

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOVOCURE LIMITED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands
	Three months ended March 31,		Year ended December 31,
	2023	2022	2022
	Unaudited		Audited
Cash flows from operating activities:
Net income (loss)	$(53,061)	$(4,647)	$(92,534)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,722	2,610	10,624
Accrued Interest	(1,120)	(221)	(2,216)
Asset write-downs and impairment of field equipment	126	135	955
Share-based compensation	39,084	25,045	106,955
Foreign currency remeasurement loss (gain)	(127)	249	(3,256)
Decrease (increase) in accounts receivables	14,511	(7,461)	2,547
Amortization of discount (premium)	(4,056)	684	(1,536)
Decrease (increase) in inventories	(2,718)	(4,804)	(4,342)
Decrease (increase) in other long-term assets	1,534	1,863	7,107
Increase (decrease) in accounts payables and accrued expenses	(10,464)	(14,809)	14,257
Increase (decrease) in other long-term liabilities	(3,158)	(2,331)	(7,773)
Net cash provided by (used in) operating activities	(16,727)	(3,687)	30,788
Cash flows from investing activities:
Purchase of property, equipment and field equipment	(6,088)	(5,093)	(21,358)
Proceeds from maturity of short-term investments	326,287	279,000	1,179,289
Purchase of short-term investments	(237,912)	(291,317)	(1,297,888)
Net cash provided by (used in) investing activities	82,287	(17,410)	(139,957)
Cash flows from financing activities:
Proceeds from issuance of shares, net	—	—	5,224
Repayment of long-term debt	(7)	(7)	(28)
Exercise of options	5,211	3,148	10,295
Net cash provided by (used in) financing activities	5,204	3,141	15,491
Effect of exchange rate changes on cash, cash equivalents and restricted cash	41	(25)	(97)

Increase (decrease) in cash, cash equivalents and restricted cash	70,805	(17,981)	(93,775)
Cash, cash equivalents and restricted cash at the beginning of the period	115,834	209,609	209,609

Cash, cash equivalents and restricted cash at the end of the period	$186,639	$191,628	$115,834

Supplemental cash flow activities:
Cash paid during the period for:
Income taxes paid (refunded), net	$1,712	$1,173	$5,480
Interest paid	$1	$1	$41
Non-cash activities:
Right-of-use assets obtained in exchange for lease liabilities	$3,451	$3,580	$12,117
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
Financial statement preparation. The accompanying unaudited consolidated financial statements include the accounts of the Company and intercompany accounts and transactions have been eliminated. In the opinion of the Company’s management, the consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation for the periods presented. The preparation of these consolidated financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. These consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the "2022 10-K") filed with the Securities and Exchange Commission on February 23, 2023.
The significant accounting policies applied in the audited annual consolidated financial statements of the Company as disclosed in the 2022 10-K are applied consistently in these unaudited interim consolidated financial statements.

NOTE 2: CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
Cash equivalents include items almost as liquid as cash, with maturity periods of three months or less when purchased, and short-term investments include items with maturity dates between three months and one year when purchased. As of March 31, 2023 and December 31, 2022, the Company’s cash and cash equivalents and short-term investments were composed of:

	March 31, 2023
	Unaudited
	Fair value level	Adjusted cost basis	Unrealized gains	Unrealized losses	Fair market value	Recorded basis	Cash and cash equivalents	Short-term investments
Cash		$11,602	$—	$—	$11,602	$11,602	$11,602	$—
Money market funds	Level 1	132,636	—	—	132,636	132,636	132,636	—
Certificate of deposits and term deposits	Level 2	295,804	—	—	295,804	295,804	2,000	293,804
HTM securities (1)
U.S. Treasury bills	Level 1	$166,659	$8	$(272)	166,395	166,659	$—	$166,659
Government and governmental agencies	Level 2	$26,512	$95	$(9)	26,598	26,512	$—	$26,512
Corporate debt securities	Level 2	$324,822	$1,570	$(1,186)	325,206	324,822	$39,725	$285,097

		$517,993	$1,673	$(1,467)	$518,199	$517,993	$39,725	$478,268

Total		$958,035	$1,673	$(1,467)	$958,241	$958,035	$185,963	$772,072

	December 31, 2022
	Audited
	Fair value level	Adjusted cost basis	Unrealized gains	Unrealized losses	Fair market value	Recorded basis	Cash and cash equivalents	Short-term investments
Cash		$9,697	$—	$—	$9,697	$9,697	$9,697	$—
Money market funds	Level 1	105,629	—	—	105,629	105,629	105,629	—
Certificate of deposits and term deposits	Level 2	316,946	—	—	316,946	316,946	—	316,946
HTM securities (1)
U.S. Treasury bills	Level 1	$188,030	$8	$(540)	187,498	188,030	$—	$188,030
Government and governmental agencies	Level 2	$44,357	$12	$(12)	44,357	44,357	$—	$44,357
Corporate debt securities	Level 2	$304,766	$1,066	$(587)	305,245	304,766	$—	$304,766

		$537,153	$1,086	$(1,139)	$537,100	$537,153	$—	$537,153

Total		$969,425	$1,086	$(1,139)	$969,372	$969,425	$115,326	$854,099

(1) Changes in fair value of held-to-maturity ("HTM") securities are presented for disclosure purposes as required by ASC 320 and are recorded as finance expenses only if the unrealized loss is identified as a credit loss.
In November 2022, the Company transferred all of its available-for-sale portfolio to HTM as part of the Company's investment strategy. Such transfers are made at fair value at the date of transfer. The net unrealized loss on these securities at the date of transfer was $911. These securities continue to be reported in accumulated comprehensive income (loss) and are amortized over the remaining lives of the securities as an adjustment to the yield. As of March 31, 2023 and December 31, 2022, the unamortized unrealized loss balances were $88 and $445, respectively, and are reported in accumulated other comprehensive income (loss).
In accordance with ASC No. 820, the Company measures its money market funds at fair value. The fair value of the money market funds and HTM securities, which is presented for disclosure purposes, are classified within Level 1 or Level 2. This is because these assets are valued using quoted market prices or alternative pricing sources and models utilizing market observable inputs.
As of March 31, 2023 and December 31, 2022, all investments mature in one year or less.
Unrealized losses from debt securities are primarily attributable to changes in interest rates. The Company does not believe any remaining unrealized losses represent impairments based on the evaluation of available evidence.
Debt securities with continuous unrealized losses for less than 12 months and their related fair values were as follows:

	March 31, 2023		December 31, 2022
	Unaudited		Audited
	Less than 12 months		Less than 12 months
	Fair value	Unrealized loss	Fair value	Unrealized loss
U.S. Treasury bills	116,323	(272)	162,813	(540)
Government and governmental agencies	1,597	(9)	38,477	(12)
Corporate debt securities	224,483	(1,186)	162,085	(587)
Total	342,403	(1,467)	363,375	(1,139)
As of March 31, 2023, no continuous unrealized losses for 12 months or greater was identified.
NOTE 3: INVENTORIES
Inventories are stated at the lower of cost or net realizable value. The weighted average methodology is applied to determine cost. As of March 31, 2023 and December 31, 2022, the Company’s inventories were composed of:

	March 31, 2023	December 31, 2022
	Unaudited	Audited
Raw materials	$4,590	$4,314
Work in progress	9,797	9,321
Finished products	17,336	15,741
Total	$31,723	$29,376

NOTE 4: COMMITMENTS AND CONTINGENT LIABILITIES
Operating Leases. The facilities of the Company are leased under various operating lease agreements for periods, including options for extensions, ending no later than 2044. The Company also leases motor vehicles under various operating leases, which expire on various dates, the latest of which is in 2026.
Pledged deposits and bank guarantees. As of March 31, 2023 and December 31, 2022, the Company pledged bank deposits of $2,341 and $2,296, respectively, to cover bank guarantees in respect of its leases of operating facilities and obtained bank guarantees for the fulfillment of the Company’s lease and other contractual commitments of $2,700 and $2,459, respectively.
Senior secured revolving credit facility. On November 6, 2020, the Company entered into a three-year $150,000 senior secured revolving credit facility ("2020 Credit Facility") with a syndicate of relationship banks. On February 17, 2023, the Company gave irrevocable notice to the administrative agent under the 2020 Credit Facility that the Company terminated all commitments, effective February 22, 2023. This effectively terminated the 2020 Credit Facility, as the Company's ability to borrow and the Company's obligations to comply with all covenants ended on such date. The liens and guaranties in favor of the lenders are released. There was no early termination fee payable and the Company had no outstanding balance borrowed under the 2020 Credit Facility.
The commitments under the 2020 Credit Facility were guaranteed by certain of the Company's subsidiaries and secured by a first lien on the Company's and certain of its subsidiaries’ assets. Outstanding loans bore interest per annum at a sliding scale based on the our secured leverage ratio from 2.75% to 3.25% above the applicable interbank borrowing reference rate for the currency in which the loan is denominated. Additionally, the 2020 Credit Facility contained a fee for the unused revolving credit commitments at a sliding scale based on our secured leverage ratio from 0.35% to 0.45%. The 2020 Credit Facility contained financial covenants requiring maintenance of a minimum fixed charge coverage ratio and specifying a maximum senior secured net leverage ratio, as well as customary events of default which include a change of control, which are no longer applicable.
NOTE 5: CONVERTIBLE NOTE
On November 5, 2020, the Company issued $575,000 aggregate principal amount of 0% Convertible Senior Notes due 2025 (the “Notes”).
The Notes mature on November 1, 2025, unless earlier repurchased, redeemed or converted as set forth in the Notes. As of March 31, 2023, the conditions allowing holders of the Notes to convert were not met. The Notes are therefore not convertible as of March 31, 2023 and are classified as long-term liability.
The net carrying amount of the liability of the Notes as of March 31, 2023 and December 31, 2022 are as follows:

	March 31, 2023	December 31, 2022
	Unaudited	Audited
Liability component, net:
Principal amount	$575,000	$575,000
Unamortized issuance costs	(8,676)	(9,491)
Net carrying amount of liability component (1)	$566,324	$565,509
(1) An effective interest rate determines the fair value of the Notes, therefore they are categorized as Level 3 in accordance with ASC 820, "Fair Value Measurements and Disclosures." The estimated fair value of the net carrying amount of liability component of the Notes as of March 31, 2023 and December 31, 2022 were $468,271 and $455,091, respectively.
Finance expense related to the Notes was as follows:

	Three months ended March 31,		Year ended December 31, 2022
	2023	2022
	Unaudited		Audited
Amortization of debt issuance costs	815	810	3,293
Total finance expense recognized	$815	$810	$3,293
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
Options granted under the 2015 Plan generally have a two-year or four-year vesting period and expire ten years after the date of grant. Options granted under the 2015 Plan that are canceled or forfeited before expiration become available for future grants. RSUs granted under the 2015 Plan generally vest over a three year period. PSUs granted under the 2015 Plan generally vest between a three- and six-year period as performance targets are attained. RSUs and PSUs granted under the 2015 Plan that are canceled before expiration become available for future grants. As of March 31, 2023, 19,010,778 ordinary shares were available for grant under the 2015 Plan.
A summary of the status of the Company’s option plans as of March 31, 2023 and changes during the period then ended is presented below:

	Three months ended March 31, 2023
	Unaudited
	Number of options	Weighted average exercise price
Outstanding at beginning of year	8,786,364	$37.27
Granted	627,764	76.97
Exercised	(429,752)	12.07
Forfeited and canceled	(63,147)	96.06
Outstanding as of March 31, 2023	8,921,229	$40.86

Exercisable options	7,204,441	$30.28
For the three months ended March 31, 2023, options to purchase 429,752 ordinary shares were exercised, resulting in the issuance of 429,752 ordinary shares.
A summary of the status of the Company’s RSUs and PSUs as of March 31, 2023 and changes during the period then ended is presented below.

	Three months ended March 31, 2023
	Unaudited
	Number of RSU/PSUs	Weighted average grant date fair value
Unvested at beginning of year	5,377,459	$66.87
Granted	1,133,373	76.97
Vested	(707,999)	85.08
Forfeited and cancelled	(78,002)	99.08
Unvested as of March 31, 2023 (1)	5,724,831	66.21

(1) Includes PSUs that have a mix of service, market and other milestone performance vesting conditions which are vested upon achievements of performance milestones which are not probable, as of March 31, 2023, in accordance with ASC 718 as follows:

March 31, 2023
Number of PSUs	Fair value at grant date per PSU	Total fair value at grant date
2,703,852	$48.16	$130,218
189,029	76.97	14,550
124,701	80.59	10,050
7,605	87.66	667
10,532	94.94	1,000
161,912	$114.26	18,500
3,197,631		$174,985
These PSUs will be expensed over the performance period when the vesting conditions become probable in accordance with ASC 718.
In September 2015, the Company adopted an employee share purchase plan (“ESPP”) to encourage and enable eligible employees to acquire ownership of the Company’s ordinary shares purchased through accumulated payroll deductions on an after-tax basis. In the United States, the ESPP is intended to be an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code and the provisions of the ESPP are construed in a manner consistent with the requirements of such section. As of March 31, 2023, 4,868,733 ordinary shares were available to be purchased by eligible employees under the ESPP.
The fair value of share-based awards was estimated using the Black-Scholes model for all equity grants. For market condition awards, the Company also applied the Monte-Carlo simulation model. We assessed fair value using the following underlying assumptions:

	Three months ended March 31,		Year ended December 31, 2022
	2023	2022
	Unaudited		Audited
Stock Option Plans
Expected term (years)	5.75-6.00	5.33-5.83	5.33-5.83
Expected volatility	63%-64%	60%-62%	60%-62%
Risk-free interest rate	4.08%-4.10%	1.58%-1.61%	1.58%-4.23%
Dividend yield	0.00%	0.00%	0.00%
ESPP
Expected term (years)	0.50	0.50	0.50
Expected volatility	56%	51%	51%-77%
Risk-free interest rate	4.76%	0.19%	0.19%-2.52%
Dividend yield	0.00%	0.00%	0.00%
The total non-cash share-based compensation expense related to all of the Company’s equity-based awards recognized for the three months ended March 31, 2023 and 2022 and the year ended December 31, 2022 was:

	Three months ended March 31,		Year ended December 31, 2022
	2023	2022
	Unaudited		Audited
Cost of revenues	$2,006	$952	$4,690
Research, development and clinical studies	11,779	6,801	30,790
Sales and marketing	11,644	6,655	28,826
General and administrative	13,655	10,637	42,649
Total share-based compensation expense	$39,084	$25,045	$106,955

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
The following table sets forth the computation of the Company’s basic and diluted net income (loss) per ordinary share:

	Three months ended March 31,		Year ended December 31, 2022
	2023	2022
	Unaudited		Audited
Net income (loss) attributable to ordinary shares as reported used in computing basic and diluted net income (loss) per share	$(53,061)	$(4,647)	$(92,534)

Weighted average number of ordinary shares used in computing basic net income (loss) per share	105,667,072	104,186,120	104,660,476
Weighted average number of ordinary shares used in computing diluted net income (loss) per share	105,667,072	104,186,120	104,660,476

Weighted anti-dilutive shares outstanding which were not included in the diluted calculation	7,543,657	7,874,118	7,272,606

Basic net income (loss) per ordinary share	$(0.50)	$(0.04)	$(0.88)

Diluted net income (loss) per ordinary share	$(0.50)	$(0.04)	$(0.88)

NOTE 8: SUPPLEMENTAL INFORMATION
The Company operates in a single reportable segment.
The following table presents long-lived assets by location:

	March 31, 2023	December 31, 2022
	Unaudited	Audited
United States	$32,859	$30,012
Israel	7,335	7,180
Switzerland	5,049	5,084
Japan	1,077	1,063
Germany	1,086	762
Others	1,264	1,261
Total long lived assets	$48,670	$45,362
The Company’s revenues by geographic region, based on the customer’s location, are summarized as follows:

	Three months ended March 31,		Year ended December 31, 2022
	2023	2022
	Unaudited		Audited
United States	$85,228	$97,416	$406,894
Germany	15,120	19,238	46,120
Japan	8,669	8,750	32,781
Greater China (1)	5,315	4,368	21,332
Others	7,850	7,775	30,713
Total net revenues	$122,182	$137,547	$537,840
(1) For additional information, see Note 12 to the Consolidated Financial Statements in the 2022 10-K.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist you in better understanding and evaluating our financial condition and results of operations. We encourage you to read this MD&A in conjunction with our unaudited consolidated financial statements and the notes thereto for the period ended March 31, 2023 included in Part I, Item 1 of this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Please refer to the information under the heading “Cautionary Note Regarding Forward-Looking Statements” elsewhere in this report. References to the words “we,” “our,” “us,” and the “Company” in this report refer to NovoCure Limited, including its consolidated subsidiaries.
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
The critical accounting policies requiring estimates, assumptions and judgments that we believe have the most significant impact on our consolidated financial statements can be found in our 2022 10-K. For additional information, see Note 1 to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report. There were no other material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our 2022 10-K.
Overview
We are a global oncology company with a proprietary platform technology called Tumor Treating Fields ("TTFields"), which are electric fields that exert physical forces to kill cancer cells via a variety of mechanisms. Our key priorities are to drive commercial adoption of Optune, our commercial TTFields device, and to advance clinical and product development programs intended to extend overall survival in some of the most aggressive forms of cancer.
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
In March 2023, we announced the reimbursement and availability of Optune together with temozolomide for the treatment of adult patients with newly diagnosed GBM in France. The order registering Optune on the List of Reimbursable Product and Services became effective March 15, 2023 and we are now treating patients.
We believe the physical mechanisms of action behind TTFields therapy may be broadly applicable to solid tumor cancers. In January 2023, we announced top line results from our pivotal LUNAR study evaluating the use of TTFields in the treatment of non-small cell lung cancer ("NSCLC") together with standard therapies. Patients treated with TTFields and standard therapies demonstrated a statistically significant and clinically meaningful improvement in overall survival over standard therapies alone. The LUNAR study also showed a statistically significant and clinically meaningful improvement in overall survival when patients were treated with TTFields and immune checkpoint inhibitors, as compared to those treated with immune checkpoint inhibitors alone, and a positive trend in overall survival when patients were treated with TTFields and docetaxel versus docetaxel alone. Full results from the LUNAR study will be presented at the American Society of Clinical Oncology annual meeting in June.

In addition to the LUNAR study, we are conducting pivotal studies evaluating the use of TTFields in the treatment of ovarian cancer, brain metastases from NSCLC ("brain metastases") and pancreatic cancer. We are also conducting a global pivotal study testing the potential survival benefit of initiating Optune concurrent with radiation therapy versus following radiation therapy in patients with newly diagnosed GBM.
In March 2023, we announced the final patient enrolled in the pivotal METIS study evaluating the efficacy of TTFields therapy following stereotactic radiosurgery for the treatment of patients with brain metastases from NSCLC. Following the completion of enrollment, patients will be followed for a minimum of 12 months with final data anticipated in 2024.
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

Our therapy is delivered through a medical device and we continue to advance our Products with the intention to extend survival and maintain quality of life for patients. We have several product development programs underway that are designed to optimize TTFields delivery to the target tumor and enhance patient ease of use. One of these initiatives is the launch of new arrays, which are thinner, lighter and more flexible. We plan to submit for regulatory approval in the U.S. via PMA supplement in the second half of this year.
Our intellectual property portfolio contains hundreds of issued patents and numerous patent applications pending worldwide. We believe we possess global commercialization rights to our Products in oncology and are well-positioned to extend those rights into the future as we continue to find innovative ways to improve our Products.
In 2018, we granted Zai Lab (Shanghai) Co., Ltd. ("Zai") a license to commercialize Optune in China, Hong Kong, Macau and Taiwan ("Greater China") under a License and Collaboration Agreement (the "Zai Agreement"). The Zai Agreement also establishes a development partnership intended to accelerate the development of TTFields in multiple solid tumor cancer indications. For additional information, see Note 12 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the "2022 10-K").
We view our operations and manage our business in one operating segment. For the three months ended March 31, 2023, our net revenues were $122.2 million. Our net loss for the three months ended March 31, 2023 was $53.1 million. As of March 31, 2023, we had an accumulated deficit of $831.5 million. Our net loss resulted primarily from increasing investments designed to support our commercial business, geographic expansion and pre-commercial activities associated with potential future indication launches.

Impact of COVID-19
In March 2020, the World Health Organization (“WHO”) declared COVID-19 a global pandemic. Since the pandemic began, we have been following the guidance of the WHO, the U.S. Centers for Disease Control and Prevention, and local health authorities in all of our active markets and we have adjusted the way we conduct business to adapt to the evolving situation. The COVID-19 pandemic did not have a material impact on our financial results through the first quarter of 2023. The pandemic has had and is having an impact on our day-to-day operations, which varies by region based on factors such as geographical spread, stage of containment and recurrence of the pandemic in each region. We believe the prolonged disruption caused by COVID-19 is resulting in increased volatility across global health care systems, such as fluctuations in patient volumes and changes in patterns of care in certain regions, which is currently impacting and might continue to impact our business and clinical studies in the future. For example, outside the U.S., localized lockdowns are causing disruptions in the ability to monitor clinical studies. TTFields is an emerging modality in cancer care and requires significant educational effort to drive awareness and acceptance of our therapy. We have relied heavily on virtual engagement to manage these educational efforts since the onset of the pandemic, which poses challenges to our ability to effectively communicate and engage with our customers and partners around the world.
Given the aggressive nature of the cancers that we treat, we believe that the fundamental value proposition of the TTFields platform remains unchanged. We continue to evaluate and plan for the potential effects of COVID-19 on our business moving forward. The extent to which the COVID-19 pandemic may impact our business and clinical studies in the future will depend on further developments, which are highly uncertain and cannot be predicted with confidence. The COVID-19 pandemic may also have the effect of heightening many of the other risks described in our risk factors disclosed in our 2022 10-K.
Commentary on Results of Operations
Net revenues. Our revenues are primarily derived from patients using our Products in our active markets. We charge for treatment with our Products on a monthly basis. Our potential net revenues per patient are determined by our ability to secure payment, the monthly fee we collect and the number of months that the patient remains on therapy.
We also receive revenues pursuant to the Zai Agreement. For additional information regarding the Zai Agreement, see Note 12 to the Consolidated Financial Statements in our 2022 10-K.
Cost of revenues. We contract with third parties to manufacture our Products. Our cost of revenues is primarily comprised of the following:

•disposable arrays;
•depreciation expense for the field equipment, including the electric field generator used by patients;
•patient support and other personnel costs; and
•overhead costs, such as facilities, freight and depreciation of property, plant and equipment associated with managing our inventory, warehousing and order fulfillment functions.
Operating expenses. Our operating expenses consist of research, development and clinical studies, sales and marketing and general and administrative expenses. Personnel costs are a significant component for each category of operating expenses and consist of wages, benefits and bonuses. Personnel costs also include share-based compensation.
Financial income (expenses), net. Financial income (expenses), net primarily consists of interest income from cash balances and short-term investments, credit facility interest expense and related debt issuance costs, and gains (losses) from foreign currency transactions. Our reporting currency is the U.S. dollar. We have historically held substantially all of our cash balances in U.S. dollar denominated accounts to minimize the risk of translational currency exposure.

Results of Operations
The following discussion provides an analysis of our results of operations and reasons for material changes therein for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. The tables contained in this section report U.S. dollars in thousands (except share, patient, and prescription data).
The following table sets forth our consolidated statements of operations data:

	Three months ended March 31,
	2023	2022
	Unaudited
Net revenues	$122,182	$137,547
Cost of revenues	29,614	27,727
Gross profit	92,568	109,820

Operating costs and expenses:
Research, development and clinical studies	59,704	42,234
Sales and marketing	51,169	37,884
General and administrative	41,944	30,508
Total operating costs and expenses	152,817	110,626

Operating income (loss)	(60,249)	(806)
Financial income (expenses), net	9,169	(1,709)

Income (loss) before income taxes	(51,080)	(2,515)
Income taxes	1,981	2,132
Net income (loss)	$(53,061)	$(4,647)

Basic net income (loss) per ordinary share	$(0.50)	$(0.04)
Weighted average number of ordinary shares used in computing basic net income (loss) per share	105,667,072	104,186,120
Diluted net income (loss) per ordinary share	$(0.50)	$(0.04)
Weighted average number of ordinary shares used in computing diluted net income (loss) per share	105,667,072	104,186,120

The following table details the share-based compensation expense included in costs and expenses:

	Three months ended March 31,
	2023	2022
	Unaudited
Cost of revenues	$2,006	$952
Research, development and clinical studies	11,779	6,801
Sales and marketing	11,644	6,655
General and administrative	13,655	10,637
Total share-based compensation expense	$39,084	$25,045

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
The following table includes certain commercial operating statistics for and as of the end of the periods presented.

	March 31,
Operating statistics	2023	2022
Active patients at period end
United States (1)	2,168	2,257
Germany	477	529
Japan	382	327
Others	440	436
Total	3,467	3,549

	Three months ended March 31,
	2023	2022
Prescriptions received in period
United States (1)	1,051	935
Germany	208	220
Japan	72	102
Others	165	127
Total	1,496	1,384
(1) United States includes data for Canada for the first quarter of 2022 and the United States only for all other periods. For the first quarter of 2023, Canada is included in "Others".
There were 12 active MPM patients on therapy as of March 31, 2023 and 15 MPM prescriptions were received in the three months ended March 31, 2023.
Three months ended March 31, 2023 compared to three months ended March 31, 2022

	Three months ended March 31,
	2023	2022	% Change
Net revenues	$122,182	$137,547	(11)%
Net revenues. Net revenues decreased 11% to $122.2 million for the three-month period ended March 31, 2023 from $137.5 million for the same period in 2022. The decrease resulted primarily from $5.4 million in reduced collections from previously denied or appealed claims in the U.S., a $2.1 million negative impact in Germany following contract negotiations with several large German payers, and a decrease of 82 global active patients on therapy.
We believe the outstanding denied and appealed claims that were most accessible were largely exhausted in 2022 and the remaining outstanding claims will take time to collect. As a result, we expect future net revenue to more closely reflect core drivers: number of active patients on therapy, duration of therapy, and net realized price per month. We continue to actively appeal and pursue the remaining previously denied claims, but the cadence and size of these collections are difficult to predict.

	Three months ended March 31,
	2023	2022	% Change
Cost of revenues	$29,614	$27,727	7%
Cost of revenues. Our cost of revenues increased by 7% to $29.6 million for the three months ended March 31, 2023 from $27.7 million for the same period in 2022. The increase in cost of revenues was primarily due to an increase in patient support capacity in anticipation of treating larger patient populations in new cancer indications and new geographic regions, as well as increased shipments of equipment to Zai Lab.
Gross margin was 76% for the three months ended March 31, 2023 and 80% for the three months ended March 31, 2022. Excluding sales to Zai, cost of revenues per active patient per month was $2,608 for the three months ended March 31, 2023, an increase of 8% from $2,413 for the same period in 2022, primarily due to increased patient support capacity. Cost of revenues per active patient is calculated by dividing the cost of revenues for the quarter less equipment sales to Zai for the quarter by the average of the active patients at the end of the prior quarter and the ending active patients in the current quarter. This quarterly figure is then divided by three to estimate the monthly cost of revenues per active patient. Sales to Zai are deducted because they are sold at cost and in anticipation of future royalties from Zai, and Zai patient counts are not included in our active patient population. Product sales to Zai totaled $2.6 million for the three months ended March 31, 2023 compared to $1.9 million for the three months ended March 31, 2022. Our gross margins are impacted by current and future product enhancements, such as the ongoing launch of next generation arrays. We continue to focus on opportunities to increase efficiencies and scale within our supply chain. This includes evaluating new materials, manufacturers, and processes that could lead to lower costs.
Operating Expenses.

	Three months ended March 31,
	2023	2022	% Change
Research, development and clinical studies	$59,704	$42,234	41%
Sales and marketing	51,169	37,884	35%
General and administrative	41,944	30,508	37%
Total operating expenses	$152,817	$110,626	38%
Research, development and clinical study expenses. Research, development and clinical study expenses increased 41% to $59.7 million for the three-month period ended March 31, 2023 from $42.2 million in the same period in 2022, primarily driven by a $8.7 million increase in clinical trial and personnel costs primarily from PANOVA-3 and METIS, an increase of $3.3 million in engineering and regulatory affairs costs and an increase of $5.0 million in other personnel expenses. Total research and development expenses can fluctuate quarter-to-quarter dependent upon the amount of clinical research organization services delivered, clinical materials procured and the number of trials actively underway within a given quarter.
Sales and marketing expenses. Sales and marketing expenses increased 35% to $51.2 million for the three-month period ended March 31, 2023 from $37.9 million for the same period in 2022. This change was primarily due to an increase of $5.0 million in costs associated with geographic expansion and pre-launch activities intended to increase awareness in TTFields in anticipation of future approvals in new indications and $5.0 million in other personnel expenses. Additionally, we are investing in market access capabilities in order to evaluate opportunities, identify optimal access pathways, and successfully gain reimbursement in new geographies.
General and administrative expenses. General and administrative expenses increased 37% to $41.9 million for the three months ended March 31, 2023 from $30.5 million for the same period in 2022. This change was primarily due to increased personnel to support potential new indication launches, new geographic launches, supply chain expansion and information technology enhancements.

	Three months ended March 31,
	2023	2022	% Change
Financial income (expenses), net	$9,169	$(1,709)	(636)%
Financial income (expenses), net. Financial expenses decreased 636% to $9.2 million in income for the three months ended March 31, 2023 from $1.7 million in expenses for the same period in 2022. The change was primarily due to $9.2 million in increased interest income and $1.5 million in foreign exchange rate fluctuations.

	Three months ended March 31,
	2023	2022	% Change
Income taxes	$1,981	$2,132	(7)%
Income taxes. Income taxes decreased $0.2 million, or 7% to $2.0 million for the three months ended March 31, 2023 compared to a tax expense of $2.1 million for the same period in 2022. The change reflects a change in the mix of applicable statutory tax rates in active jurisdictions.
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

	Three months ended March 31,
	2023	2022	% Change
Net income (loss)	$(53,061)	$(4,647)	1,042%
Add: Income tax	1,981	2,132	(7)%
Add: Financial expenses (income), net	(9,169)	1,709	(636)%
Add: Depreciation and amortization	2,722	2,610	4%
EBITDA	$(57,527)	$1,804	(3,289)%
Add: Share-based compensation	39,084	25,045	56%
Adjusted EBITDA	$(18,443)	$26,849	(169)%
Adjusted EBITDA decreased by $45.3 million, or 169%, to a loss of $18.4 million for the three month period ended March 31, 2023 from income of $26.8 million for the same period in 2022. This decrease was primarily attributable to increased growth investments intended to expand our capacity to treat larger patient populations, to enhance commercial capabilities and to increase awareness of TTFields in anticipation of potential future approvals in new indications, and a reduction in revenue as described above.

Liquidity and Capital Resources
We have incurred significant losses and cumulative negative cash flows from operations since our founding in 2000. As of March 31, 2023, we had an accumulated deficit of $831.5 million. To date, we have primarily financed our operations through the issuance and sale of equity and the proceeds from long-term loans.
At March 31, 2023, we had $958.0 million in cash, cash equivalents and short-term investments, a decrease of $11.4 million compared to $969.4 million at December 31, 2022. We believe our cash, cash equivalents and short-term investments as of March 31, 2023 are sufficient for our operations for at least the next 12 months based on our existing business plan and our ability to control the timing of significant expense commitments. We expect that our operating expenses will continue to increase over the next several years and may outpace our gross profit as we prepare to expand into additional indications beyond GBM. As a result, we may need to raise additional capital to fund our operations.
The following summary of our cash flows for the periods indicated has been derived from our unaudited consolidated financial statements, which are included elsewhere in this Quarterly Report:

	Three months ended March 31,
	2023	2022	Change	% Change
Net cash provided by (used in) operating activities	$(16,727)	$(3,687)	$(13,040)	354%
Net cash provided by (used in) investing activities	82,287	(17,410)	99,697	(573)%
Net cash provided by financing activities	5,204	3,141	2,063	66%
Effect of exchange rate changes on cash and cash equivalents	41	(25)	66	(264)%
Net increase (decrease) in cash, cash equivalents and restricted cash	$70,805	$(17,981)	$88,786	(494)%
Operating activities. Net cash used in or provided by operating activities represents our net income (loss) for the periods presented, share-based compensation and depreciation and amortization. Operating cash flows are also impacted by changes in working capital.
Net cash used in operating activities increased by $13.0 million million from $3.7 million net cash used in operating activities for the three months ended March 31, 2022 to $16.7 million net cash used in operating activities for the three months ended March 31, 2023. This increase was a result of net income decreasing $48.4 million, offset by a $27.2 million decrease in working capital and a further offset of $8.1 million in cash to non-cash based expenses, primarily consisting of shared-based compensation. The decrease in working capital includes a $22.0 million decrease in accounts receivable, an increase of $4.3 million in accounts payable and accrued expenses and a $2.1 million decrease in inventories.
Investing activities. Our investing activities consist primarily of investments in and redemptions of our short-term investments as well as investments in property and equipment.
Net cash provided by investing activities was $82.3 million for the three months ended March 31, 2023, compared to $17.4 million used in investing activities for the three months ended March 31, 2022. The $82.3 million net cash provided by investing activities for the three months ended March 31, 2023 was primarily attributable to $88.4 million of net proceeds from the maturity of short-term investments and the purchase of $6.1 million of property and equipment. The $17.4 million net cash used in investing activities for the three months ended March 31, 2022 was primarily attributable to $12.3 million of net purchase in short-term investments and by the purchase of $5.1 million of property and equipment.
Financing activities. To date, our primary financing activities have been the sale of equity and the proceeds from long-term loans. Net cash provided by financing activities was $5.2 million for the three months ended March 31, 2023, as compared to $3.1 million provided by financing activities for the three months ended March 31, 2022. The net cash provided by financing activities for the three months ended March 31, 2023 and March 31, 2022 included proceeds from the exercise of options under the Company's stock option plan.
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

In January 2021, we irrevocably elected to settle all conversions of Notes by a combination of cash and our ordinary shares and that the cash portion per $1,000 principal amount of Notes for all conversion settlements shall be $1,000. Accordingly, from and after the date of the election, upon conversion of any Notes, holders of Notes will receive, with respect to each $1,000 principal amount of Notes converted, cash in an amount up to $1,000 and the balance of the conversion value, if any, in our ordinary shares.
For more information, see Note 10a. to the Consolidated Financial Statements in the 2022 10-K.
Term loan credit facility
On November 6, 2020, we entered into a new three-year $150.0 million senior secured revolving credit facility with a syndicate of relationship banks (the "2020 Credit Facility"). On February 17, 2023, we gave irrevocable notice to the administrative agent under the 2020 Credit Facility that we terminated all commitments, effective February 22, 2023. This effectively terminated the 2020 Credit Facility, as our ability to borrow and our obligations to comply with all covenants ended on such date. The liens and guaranties in favor of the lenders are released. There was no early termination fee payable.
The commitments under the 2020 Credit Facility were guaranteed by certain of our subsidiaries and secured by a first lien on our and certain of our subsidiaries’ assets. Outstanding loans bore interest per annum at a sliding scale based on the our secured leverage ratio from 2.75% to 3.25% above the applicable interbank borrowing reference rate for the currency in which the loan is denominated. Additionally, the 2020 Credit Facility contained a fee for the unused revolving credit commitments at a sliding scale based on our secured leverage ratio from 0.35% to 0.45%. The 2020 Credit Facility contained financial covenants requiring maintenance of a minimum fixed charge coverage ratio and specifying a maximum senior secured net leverage ratio, as well as customary events of default which include a change of control, which are no longer applicable.
Contractual Obligations and Commitments
There have been no material changes from the information disclosed in our 2022 10-K.
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements as defined under U.S. Securities and Exchange Commission (“SEC”) rules.
Item 3.  Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes from the information disclosed in our 2022 10-K.
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.  Risk Factors
There have been no material changes to our risk factors disclosed in Part I, Item 1A “Risk Factors” in the 2022 10-K.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not applicable.
Item 5.  Other Information
Due to modifications in our management team’s reporting structure, effective May 3, 2023, the role of President―CNS Cancers held by Frank Leonard was determined by our Board of Directors to no longer meet the criteria of “executive officer” as defined in Rule 13b-7 or “officer” as defined in Rule 16a-1(f), in each case under the Securities Exchange Act of 1934, as amended. Mr. Leonard’s role and responsibilities have not otherwise changed.

Item 6.  Exhibits
EXHIBIT INDEX

Exhibit Number		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Date	Number
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X
32.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X
32.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X
10.1	Employment Agreement, dated as of May 3, 2023, by and between NovoCure USA LLC and Francis Leonard#				X
101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Extension Presentation Linkbase Document				X
104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101)				X
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

NovoCure Limited

Date: May 4, 2023	/s/ Ashley Cordova
Ashley Cordova Chief Financial Officer (principal financial and accounting officer and duly authorized officer)