Form 10-Q
period 2023-06-30
NovoCure Ltd
filed 2023-07-27
CIK 1645113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 21, 2023
Ordinary shares, no par value	106,615,874 Shares

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
•our ability to obtain, maintain, develop protect, defend or enforce our intellectual property position;
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
ii

NovoCure Limited
Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION
Item 1.  Financial Statements

NOVOCURE LIMITED AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands (except share data)
	June 30, 2023	December 31, 2022
	Unaudited	Audited
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$156,978	$115,326
Short-term investments	783,837	854,099
Restricted cash	516	508
Trade receivables, net	70,988	86,261
Receivables and prepaid expenses	20,148	25,959
Inventories	33,023	29,376
Total current assets	1,065,490	1,111,529
LONG-TERM ASSETS:
Property and equipment, net	41,156	32,678
Field equipment, net	11,519	12,684
Right-of-use assets	26,278	23,596
Other long-term assets	14,572	11,161
Total long-term assets	93,525	80,119
TOTAL ASSETS	$1,159,015	$1,191,648

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOVOCURE LIMITED AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands (except share data)
	June 30, 2023	December 31, 2022
	Unaudited	Audited
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Trade payables	$82,536	$85,197
Other payables, lease liabilities and accrued expenses	67,551	73,580
Total current liabilities	150,087	158,777
LONG-TERM LIABILITIES:
Long-term debt, net	567,150	565,509
Deferred revenues	807	2,878
Long-term leases	20,329	18,762
Employee benefit liabilities	4,840	4,404
Other long-term liabilities	119	148
Total long-term liabilities	593,245	591,701
TOTAL LIABILITIES	743,332	750,478
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Share capital -
Ordinary shares no par value, unlimited shares authorized; issued and outstanding: 106,605,331 shares and 105,049,411 shares at June 30, 2023 (unaudited) and December 31, 2022, respectively	—	—
Additional paid-in capital	1,306,603	1,222,063
Accumulated other comprehensive income (loss)	(1,981)	(2,433)
Retained earnings (accumulated deficit)	(888,939)	(778,460)
TOTAL SHAREHOLDERS' EQUITY	415,683	441,170
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,159,015	$1,191,648
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOVOCURE LIMITED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
U.S. dollars in thousands (except share and per share data)
	Three months ended June 30,		Six months ended June 30,		Year ended December 31,
	2023	2022	2023	2022	2022
	Unaudited		Unaudited		Audited
Net revenues	$126,051	$140,866	$248,233	$278,413	$537,840
Cost of revenues	34,018	28,503	63,632	56,230	114,867
Gross profit	92,033	112,363	184,601	222,183	422,973

Operating costs and expenses:
Research, development and clinical studies	55,427	57,075	115,131	99,309	206,085
Sales and marketing	58,488	44,750	109,657	82,634	173,658
General and administrative	40,778	31,666	82,722	62,174	132,753
Total operating costs and expenses	154,693	133,491	307,510	244,117	512,496

Operating income (loss)	(62,660)	(21,128)	(122,909)	(21,934)	(89,523)
Financial income (expenses), net	8,756	(2,228)	17,925	(3,937)	7,677

Income (loss) before income tax	(53,904)	(23,356)	(104,984)	(25,871)	(81,846)
Income tax	3,514	652	5,495	2,784	10,688
Net income (loss)	$(57,418)	$(24,008)	$(110,479)	$(28,655)	$(92,534)

Basic and diluted net income (loss) per ordinary share	$(0.54)	$(0.23)	$(1.04)	$(0.27)	$(0.88)
Weighted average number of ordinary shares used in computing basic and diluted net income (loss) per share	106,289,073	104,627,789	105,979,791	104,408,164	104,660,476
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
U.S. dollars in thousands
	Three months ended June 30,		Six months ended June 30,		Year ended December 31,
	2023	2022	2023	2022	2022
	Unaudited		Unaudited		Audited
Net income (loss)	$(57,418)	$(24,008)	$(110,479)	$(28,655)	$(92,534)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustments	529	680	829	1,010	1,425
Unrealized gain (loss) from debt securities	68	(769)	425	(769)	(445)
Pension benefit plan	113	(678)	(802)	833	(244)
Total comprehensive income (loss)	$(56,708)	$(24,775)	$(110,027)	$(27,581)	$(91,798)

NOVOCURE LIMITED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
U.S. dollars in thousands (except share data)
	Ordinary shares	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings (accumulated deficit)	Total shareholders' equity

Balance as of December 31, 2022 (audited)	105,049,411	$1,222,063	$(2,433)	$(778,460)	$441,170

Share-based compensation to employees	—	39,084	—	—	39,084
Exercise of options and vested RSUs	1,137,751	5,211	—	—	5,211
Other comprehensive income (loss), net of tax benefit of $0	—	—	(258)	—	(258)
Net income (loss)	—	—	—	(53,061)	(53,061)
Balance as of March 31, 2023 (Unaudited)	106,187,162	$1,266,358	$(2,691)	$(831,521)	$432,146

Share-based compensation to employees	—	32,740	—	—	32,740
Proceeds from issuance of shares	81,730	2,883	—	—	2,883
Exercise of options and vested RSUs	336,439	4,622		—	4,622
Other comprehensive income (loss), net of tax benefit of $0	—	—	710	—	710
Net income (loss)	—	—	—	(57,418)	(57,418)
Balance as of June 30, 2023 (Unaudited)	106,605,331	$1,306,603	$(1,981)	$(888,939)	$415,683

	Ordinary shares	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings (accumulated deficit)	Total shareholders' equity

Balance as of December 31, 2021 (audited)	103,971,263	$1,099,589	$(3,169)	$(685,926)	$410,494

Share-based compensation to employees	—	25,045	—	—	25,045
Exercise of options and vested RSUs	587,825	3,148	—	—	3,148
Other comprehensive income (loss), net of tax benefit of $0	—	—	1,841	—	1,841
Net income (loss)	—	—	—	(4,647)	(4,647)
Balance as of March 31, 2022 (Unaudited)	104,559,088	$1,127,782	$(1,328)	$(690,573)	$435,881

Share-based compensation to employees	—	25,823	—	—	25,823
Proceeds from issuance of shares	46,709	2,759	—	—	2,759
Exercise of options and vested RSUs	121,888	1,984	—	—	1,984
Other comprehensive income (loss), net of tax benefit of $0	—	—	(767)	—	(767)
Net income (loss)	—	—	—	(24,008)	(24,008)
Balance as of June 30, 2022 (Unaudited)	104,727,685	$1,158,348	$(2,095)	$(714,581)	$441,672

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOVOCURE LIMITED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands
	Three months ended June 30,		Six months ended June 30,		Year ended December 31,
	2023	2022	2023	2022	2022
	Unaudited		Unaudited		Audited
Cash flows from operating activities:
Net income (loss)	$(57,418)	$(24,008)	$(110,479)	$(28,655)	$(92,534)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,721	2,654	5,443	5,264	10,624
Accrued Interest	1,170	(602)	50	(823)	(2,216)
Asset write-downs and impairment of field equipment	136	216	262	351	955
Share-based compensation	32,740	25,823	71,824	50,868	106,955
Foreign currency remeasurement loss (gain)	914	943	787	1,192	(3,256)
Decrease (increase) in accounts receivables	6,941	2,257	21,452	(5,204)	2,547
Amortization of discount (premium)	(5,075)	827	(9,131)	1,511	(1,536)
Decrease (increase) in inventories	(1,452)	(209)	(4,170)	(5,013)	(4,342)
Decrease (increase) in other long-term assets	(1,920)	2,356	(386)	4,219	7,107
Increase (decrease) in accounts payables and accrued expenses	207	7,649	(10,257)	(7,160)	14,257
Increase (decrease) in other long-term liabilities	(1,701)	(2,144)	(4,859)	(4,475)	(7,773)
Net cash provided by (used in) operating activities	$(22,737)	$15,762	(39,464)	12,075	30,788
Cash flows from investing activities:
Purchase of property, equipment and field equipment	$(6,931)	$(4,131)	(13,019)	(9,224)	(21,358)
Proceeds from maturity of short-term investments	314,597	437,034	640,884	716,034	1,179,289
Purchase of short-term investments	(321,563)	(277,146)	(559,475)	(568,463)	(1,297,888)
Net cash provided by (used in) investing activities	$(13,897)	$155,757	68,390	138,347	(139,957)
Cash flows from financing activities:
Proceeds from issuance of shares, net	$2,883	$2,759	2,883	2,759	5,224
Repayment of long-term debt	(3)	(7)	(10)	(14)	(28)
Exercise of options	4,622	1,984	9,833	5,132	10,295
Net cash provided by (used in) financing activities	$7,502	$4,736	12,706	7,877	15,491
Effect of exchange rate changes on cash, cash equivalents and restricted cash	$(13)	$(120)	28	(145)	(97)

Increase (decrease) in cash, cash equivalents and restricted cash	(29,145)	176,135	41,660	158,154	(93,775)
Cash, cash equivalents and restricted cash at the beginning of the period	186,639	191,628	115,834	209,609	209,609

Cash, cash equivalents and restricted cash at the end of the period	$157,494	$367,763	$157,494	$367,763	$115,834

NOVOCURE LIMITED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands

Supplemental cash flow activities:
Cash paid during the period for:
Income taxes paid (refunded), net	$5,831	$1,854	$7,543	$3,027	$5,480
Interest paid	$—	$1	$1	$2	$41
Non-cash activities:
Right-of-use assets obtained in exchange for lease liabilities	$2,333	$279	$5,784	$3,859	$12,117
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOVOCURE LIMITED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share data)
NOTE 1: ORGANIZATION AND BASIS OF PRESENTATION
Organization. NovoCure Limited (including its consolidated subsidiaries, the "Company") was incorporated in the Bailiwick of Jersey and is principally engaged in the development, manufacture and commercialization of Tumor Treating Fields ("TTFields") devices, including Optune and Optune Lua (collectively, our "Products"), for the treatment of solid tumor cancers. The Company markets Optune and Optune Lua in multiple countries around the globe with the majority of revenues coming from the use of Optune in the U.S., Germany and Japan. The Company also has a License and Collaboration Agreement (the "Zai Agreement") with Zai Lab (Shanghai) Co., Ltd. ("Zai") to market Optune in China, Hong Kong, Macau and Taiwan ("Greater China").
Financial statement preparation. The accompanying unaudited consolidated financial statements include the accounts of the Company and intercompany accounts and transactions have been eliminated. In the opinion of the Company’s management, the unaudited consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation for the periods presented. The preparation of these unaudited consolidated financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in these unaudited consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. These unaudited consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the "2022 10-K") filed with the Securities and Exchange Commission on February 23, 2023.
The significant accounting policies applied in the audited annual consolidated financial statements of the Company as disclosed in the 2022 10-K are applied consistently in these unaudited interim consolidated financial statements.

NOTE 2: CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
Cash equivalents include items almost as liquid as cash, with maturity periods of three months or less when purchased, and short-term investments include items with maturity dates between three months and one year when purchased. As of June 30, 2023 and December 31, 2022, the Company’s cash and cash equivalents and short-term investments were composed of:

	June 30, 2023
	Unaudited
	Fair value level	Adjusted cost basis	Unrealized gains	Unrealized losses	Fair market value	Recorded basis	Cash and cash equivalents	Short-term investments
Cash		$9,995	$—	$—	$9,995	$9,995	$9,995	$—
Money market funds	Level 1	139,983	—	—	139,983	139,983	139,983	—
Certificate of deposits and term deposits	Level 2	251,090	—	—	251,090	251,090	7,000	244,090
HTM securities (1)
U.S. Treasury bills	Level 1	$140,031	$12	$(136)	139,907	140,031	$—	$140,031
Government and governmental agencies	Level 2	$25,282	$1	$(60)	25,223	25,282	$—	$25,282
Corporate debt securities	Level 2	$374,434	$43	$(665)	373,812	374,434	$—	$374,434

		$539,747	$56	$(861)	$538,942	$539,747	$—	$539,747

Total		$940,815	$56	$(861)	$940,010	$940,815	$156,978	$783,837

	December 31, 2022
	Audited
	Fair value level	Adjusted cost basis	Unrealized gains	Unrealized losses	Fair market value	Recorded basis	Cash and cash equivalents	Short-term investments
Cash		$9,697	$—	$—	$9,697	$9,697	$9,697	$—
Money market funds	Level 1	105,629	—	—	105,629	105,629	105,629	—
Certificate of deposits and term deposits	Level 2	316,946	—	—	316,946	316,946	—	316,946
HTM securities (1)
U.S. Treasury bills	Level 1	$188,030	$8	$(540)	187,498	188,030	$—	$188,030
Government and governmental agencies	Level 2	$44,357	$12	$(12)	44,357	44,357	$—	$44,357
Corporate debt securities	Level 2	$304,766	$1,066	$(587)	305,245	304,766	$—	$304,766

		$537,153	$1,086	$(1,139)	$537,100	$537,153	$—	$537,153

Total		$969,425	$1,086	$(1,139)	$969,372	$969,425	$115,326	$854,099

(1) Changes in fair value of held-to-maturity ("HTM") securities are presented for disclosure purposes as required by ASC 320 "Investments — Debt Securities" and are recorded as finance expenses only if the unrealized loss is identified as a credit loss.
In November 2022, the Company transferred all of its available-for-sale portfolio to HTM as part of the Company's investment strategy. Such transfers are made at fair value at the date of transfer. The net unrealized loss on these securities at the date of transfer was $911. These securities continue to be reported in accumulated comprehensive income (loss) and are amortized over the remaining lives of the securities as an adjustment to the yield. As of June 30, 2023 and December 31, 2022, the unamortized unrealized loss balances were $20 and $445, respectively, and are reported in accumulated other comprehensive income (loss).
In accordance with ASC 820, "Fair Value Measurements and Disclosures," the Company measures its money market funds at fair value. The fair value of the money market funds and HTM securities, which is presented for disclosure purposes, is classified within Level 1 or Level 2. This is because these assets are valued using quoted market prices or alternative pricing sources and models utilizing market observable inputs.
As of June 30, 2023 and December 31, 2022, all investments mature in one year or less.
Unrealized losses from debt securities are primarily attributable to changes in interest rates. The Company does not believe any remaining unrealized losses represent impairments based on the evaluation of available evidence.

NOTE 3: INVENTORIES
Inventories are stated at the lower of cost or net realizable value. The weighted average methodology is applied to determine cost. As of June 30, 2023 and December 31, 2022, the Company’s inventories were composed of:

	June 30, 2023	December 31, 2022
	Unaudited	Audited
Raw materials	$6,431	$4,314
Work in progress	10,803	9,321
Finished products	15,789	15,741
Total	$33,023	$29,376

NOTE 4: COMMITMENTS AND CONTINGENT LIABILITIES
Operating Leases. The facilities of the Company are leased under various operating lease agreements for periods, including options for extensions, ending no later than 2044. The Company also leases motor vehicles under various operating leases, which expire on various dates, the latest of which is in 2026.
Pledged deposits and bank guarantees. As of June 30, 2023 and December 31, 2022, the Company pledged bank deposits of $2,346 and $2,296, respectively, to cover bank guarantees in respect of its leases of operating facilities and obtained bank guarantees for the fulfillment of the Company’s lease and other contractual commitments of $2,700 and $2,459, respectively.
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
Legal Proceedings. In June 2023, a putative class action lawsuit was filed against the Company, its Executive Chairman and its Chief Executive Officer. The complaint, which purports to be brought on behalf of a class of persons and/or entities who purchased or otherwise acquired ordinary shares of the Company from January 5, 2023 through June 5, 2023, allege material misstatements and/or omissions in the Company’s public statements with respect to the results from its phase 3 LUNAR clinical trial. The Company believes that the action is without merit and plans to defend the lawsuit vigorously. As of June 30, 2023, the Company has not accrued any amounts in respect of this claim, as it believes liability is not probable and the amount of any potential liability cannot be reasonably estimated.
NOTE 5: CONVERTIBLE NOTE
On November 5, 2020, the Company issued $575,000 aggregate principal amount of 0% Convertible Senior Notes due 2025 (the “Notes”).
The Notes mature on November 1, 2025, unless earlier repurchased, redeemed or converted as set forth in the Notes. As of June 30, 2023, the conditions allowing holders of the Notes to convert were not met. The Notes are therefore not convertible as of June 30, 2023 and are classified as long-term liability.
The net carrying amount of the liability of the Notes as of June 30, 2023 and December 31, 2022 are as follows:

	June 30, 2023	December 31, 2022
	Unaudited	Audited
Liability component, net:
Principal amount	$575,000	$575,000
Unamortized issuance costs	(7,850)	(9,491)
Net carrying amount of liability component (1)	$567,150	$565,509
(1) An effective interest rate determines the fair value of the Notes, therefore they are categorized as Level 3 in accordance with ASC 820. The estimated fair value of the net carrying amount of liability component of the Notes as of June 30, 2023 and December 31, 2022 were $473,001 and $455,091, respectively.
Finance expense related to the Notes was as follows:

	Three months ended June 30,		Six months ended June 30,		Year ended December 31, 2022
	2023	2022	2023	2022
	Unaudited		Unaudited		Audited
Amortization of debt issuance costs	826	820	1,641	1,630	3,293
Total finance expense recognized	$826	$820	$1,641	$1,630	$3,293
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
Options granted under the 2015 Plan generally have a two-year or four-year vesting period and expire ten years after the date of grant. Options granted under the 2015 Plan that are canceled or forfeited before expiration become available for future grants. RSUs granted under the 2015 Plan generally vest over a three year period. PSUs granted under the 2015 Plan generally vest between a three- and six-year period as performance targets are attained. RSUs and PSUs granted under the 2015 Plan that are canceled before expiration become available for future grants. As of June 30, 2023, 18,945,024 ordinary shares were available for grant under the 2015 Plan.
A summary of the status of the Company’s option plans as of June 30, 2023 and changes during the period then ended is presented below:

	Six months ended June 30, 2023
	Unaudited
	Number of options	Weighted average exercise price
Outstanding at beginning of year	8,786,364	$37.27
Granted	779,388	74.07
Exercised	(704,027)	13.93
Forfeited and canceled	(239,866)	75.47
Outstanding as of June 30, 2023	8,621,859	$41.44

Exercisable options	6,862,376	$30.57
For the six months ended June 30, 2023, options to purchase 704,027 ordinary shares were exercised, resulting in the issuance of 704,027 ordinary shares.
A summary of the status of the Company’s RSUs and PSUs as of June 30, 2023 and changes during the period then ended is presented below.

	Six months ended June 30, 2023
	Unaudited
	Number of RSU/PSUs	Weighted average grant date fair value
Unvested at beginning of year	5,377,459	$66.87
Granted	1,267,758	76.04
Vested	(770,163)	84.96
Forfeited and cancelled	(121,741)	92.59
Unvested as of June 30, 2023 (1)	5,753,313	65.95

(1) Includes PSUs that have a mix of service, market and other milestone performance vesting conditions which are vested upon achievements of performance milestones that are not probable as of June 30, 2023, in accordance with ASC 718 "Compensation — Stock Compensation" as follows:

June 30, 2023
Number of PSUs	Fair value at grant date per PSU	Total fair value at grant date
2,703,852	$48.16	$130,218
189,029	76.97	14,550
124,701	80.59	10,050
7,605	87.66	667
10,532	94.94	1,000
161,912	114.26	18,500
3,197,631		$174,985

These PSUs will be expensed over the performance period when the vesting conditions become probable in accordance with ASC 718.
In September 2015, the Company adopted an employee share purchase plan (“ESPP”) to encourage and enable eligible employees to acquire ownership of the Company’s ordinary shares purchased through accumulated payroll deductions on an after-tax basis. In the United States, the ESPP is intended to be an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code and the provisions of the ESPP are construed in a manner consistent with the requirements of such section. As of June 30, 2023, 4,787,003 ordinary shares were available to be purchased by eligible employees under the ESPP.
The fair value of share-based awards was estimated using the Black-Scholes model for all equity grants. For market condition awards, the Company also applied the Monte-Carlo simulation model. The Company assessed fair value using the following underlying assumptions:

	Six months ended June 30,		Year ended December 31, 2022
	2023	2022
	Unaudited		Audited
Stock Option Plans
Expected term (years)	5.50-6.00	5.33-5.83	5.33-5.83
Expected volatility	63%-67%	60%-62%	60%-62%
Risk-free interest rate	3.48%-4.10%	1.58%-3.04%	1.58%-4.23%
Dividend yield	0.00%	0.00%	0.00%
ESPP
Expected term (years)	0.50	0.50	0.50
Expected volatility	56%	51%	51%-77%
Risk-free interest rate	4.76%	0.19%	0.19%-2.52%
Dividend yield	0.00%	0.00%	0.00%
The total non-cash share-based compensation expense related to all of the Company’s equity-based awards recognized for the three and six months ended June 30, 2023 and 2022, and the year ended December 31, 2022 was:

	Three months ended June 30,		Six months ended June 30,		Year ended December 31, 2022
	2023	2022	2023	2022
	Unaudited		Unaudited		Audited
Cost of revenues	$2,023	$1,029	$4,029	$1,981	$4,690
Research, development and clinical studies	8,537	7,624	20,316	14,425	30,790
Sales and marketing	10,213	6,802	21,857	13,457	28,826
General and administrative	11,967	10,368	25,622	21,005	42,649
Total share-based compensation expense	$32,740	$25,823	$71,824	$50,868	$106,955

NOTE 7: Basic and diluted net income (loss) per ordinary share
Basic net income (loss) per share is computed based on the weighted average number of ordinary shares outstanding during each period. Diluted net income per share is computed based on the weighted average number of ordinary shares outstanding during the period, plus potential dilutive shares (deriving from options, RSUs, PSUs, convertible notes and the ESPP) considered outstanding during the period, in accordance with ASC 260-10 "Earnings Per Share", as determined under the if-converted method.

The following table sets forth the computation of the Company’s basic and diluted net income (loss) per ordinary share:

	Three months ended June 30,		Six months ended June 30,		Year ended December 31, 2022
	2023	2022	2023	2022
	Unaudited		Unaudited		Audited
Net income (loss) attributable to ordinary shares as reported used in computing basic and diluted net income (loss) per share	$(57,418)	$(24,008)	$(110,479)	$(28,655)	$(92,534)

Weighted average number of ordinary shares used in computing basic and diluted net income (loss) per share	106,289,073	104,627,789	105,979,791	104,408,164	104,660,476

Weighted anti-dilutive shares outstanding which were not included in the diluted calculation	8,483,336	7,746,398	7,733,239	7,790,467	7,272,606

Basic and diluted net income (loss) per ordinary share	$(0.54)	$(0.23)	$(1.04)	$(0.27)	$(0.88)

NOTE 8: SUPPLEMENTAL INFORMATION
The Company operates in a single reportable segment.
The following table presents long-lived assets by location:

	June 30, 2023	December 31, 2022
	Unaudited	Audited
United States	$35,229	$30,012
Israel	7,678	7,180
Switzerland	6,106	5,084
Japan	994	1,063
Germany	1,079	762
Others	1,589	1,261
Total long lived assets	$52,675	$45,362
The Company’s revenues by geographic region, based on the customer’s location, are summarized as follows:

	Three months ended June 30,		Six months ended June 30,		Year ended December 31, 2022
	2023	2022	2023	2022
	Unaudited		Unaudited		Audited
United States	$86,958	$108,203	$172,186	$205,619	$406,894
Germany	15,744	10,347	30,864	29,585	46,120
Japan	7,861	8,272	16,530	17,022	32,781
Greater China (1)	6,751	5,933	12,066	10,301	21,332
Others	8,737	8,111	16,587	15,886	30,713
Total net revenues	$126,051	$140,866	$248,233	$278,413	$537,840
(1) For additional information, see Note 12 to the Consolidated Financial Statements in the 2022 10-K.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist you in better understanding and evaluating our financial condition and results of operations. We encourage you to read this MD&A in conjunction with our unaudited consolidated financial statements and the notes thereto for the period ended June 30, 2023 included in Part I, Item 1 of this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Please refer to the information under the heading “Cautionary Note Regarding Forward-Looking Statements” elsewhere in this report. References to the words “we,” “our,” “us,” and the “Company” in this report refer to NovoCure Limited, including its consolidated subsidiaries.
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
We believe the physical mechanisms of action behind TTFields therapy may be broadly applicable to solid tumor cancers. In June 2023, we presented positive results from the phase 3 LUNAR study evaluating the use of TTFields together with standard therapies for the treatment of metastatic NSCLC following platinum-failure. The LUNAR study met its primary endpoint with a statistically significant and clinically meaningful 3-month improvement in median overall survival ("OS") with TTFields therapy added to standard therapies (HR=0.74, P=0.035). Patients randomized to receive TTFields together with standard therapies demonstrated median OS of 13.2 months compared to 9.9 months in patients treated with standard therapies alone. Patients randomized to receive TTFields and physician’s choice immune checkpoint inhibitor ("ICI") (n=66) demonstrated a median OS of 18.5 months, a profound extension compared to the median OS of 10.8 months demonstrated by patients that received ICI alone (n=68; HR=0.63; P=0.03). Patients randomized to receive TTFields and docetaxel (n=71) had a positive survival trend with a median OS of 11.1 months vs 8.7 months (n=71). TTFields therapy was well-tolerated with no added systemic toxicities and few grade 3 (no grade 4 or 5) device-related adverse events. These data are expected to serve as the basis for a PMA submission to the FDA in the second half of 2023.
We are planning to launch several additional trials intended to further explore the use of TTFields therapy in the treatment of NSCLC. In July 2023, the FDA accepted the investigation device exemption for the LUNAR-2 clinical trial ("LUNAR-2"), a randomized, phase 3 study testing the safety and effectiveness of TTFields concomitant with pembrolizumab and platinum-based chemotherapy in patients with metastatic NSCLC. The two primary endpoints of LUNAR-2 are overall survival and progression-free survival. LUNAR-2 is designed to accrue 734 patients with a 21-month follow-up following the enrollment of the last patient.
In addition to our NSCLC studies, we are conducting phase 3 studies evaluating the use of TTFields in the treatment of ovarian cancer, brain metastases from NSCLC ("brain metastases") and pancreatic cancer. We are also conducting a global phase 3 study testing the potential survival benefit of initiating Optune concurrent with radiation therapy versus following radiation therapy in patients with newly diagnosed GBM.
In July 2023, we announced that an independent data monitoring committee ("DMC") conducted a pre-specified interim analysis for the phase 3 PANOVA-3 study for the treatment of unresectable, locally advanced pancreatic cancer. As part of the interim analysis, the DMC reviewed the safety and efficacy data for all locally advanced pancreatic cancer patients enrolled in the study. The interim analysis resulted in a DMC recommendation that the study should continue to final analysis. The PANOVA-3 study accrued 556 patients as of February 2023 and data will be reviewed in 2024, following an 18-month follow-up period.
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
We view our operations and manage our business in one operating segment. For the three and six months ended June 30, 2023, our net revenues were $126.1 million and $248.2 million, respectively. Our net loss for the three and six months ended June 30, 2023 was $57.4 million and $110.5 million, respectively. As of June 30, 2023, we had an accumulated deficit of $888.9 million. Our net loss resulted primarily from increasing investments designed to support our commercial business, geographic expansion and pre-commercial activities associated with potential future indication launches.
Impact of COVID-19
On May 5, 2023, the World Health Organization (“WHO”) declared the end of the COVID-19 pandemic as a public health emergency of international concern, however the WHO maintains that the virus remains a global health threat. Since the pandemic began, we have followed the guidance of the WHO, the U.S. Centers for Disease Control and Prevention, and local health authorities in all of our active markets and will continue to do so. The COVID-19 pandemic did not have a material impact on our financial results through the second quarter of 2023. The pandemic is not having a direct impact on our day-to-day operations; however, we are still observing lingering impacts that might continue to impact our business and clinical studies in the future. For example, in many locations staffing levels at clinical trial sites have not returned to pre-pandemic levels, and our ability to conduct and monitor clinical studies may be impacted.
Given the aggressive nature of the cancers that we treat, we believe that the fundamental value proposition of the TTFields platform remains unchanged. We continue to evaluate and plan for the potential effects of a possible COVID-19 resurgence on our business moving forward. The extent to which the COVID-19 pandemic may impact our business and clinical studies in the future will depend on further developments, which are highly uncertain and cannot be predicted with confidence. The COVID-19 pandemic may also have the effect of heightening many of the other risks described in our risk factors disclosed in our 2022 10-K.
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

Results of Operations
The following discussion provides an analysis of our results of operations and reasons for material changes therein for the three and six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022. The tables contained in this section report U.S. dollars in thousands (except share, patient, and prescription data). The following table sets forth our consolidated statements of operations data:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	Unaudited		Unaudited
Net revenues	$126,051	$140,866	$248,233	$278,413
Cost of revenues	34,018	28,503	63,632	56,230
Gross profit	92,033	112,363	184,601	222,183

Operating costs and expenses:
Research, development and clinical studies	55,427	57,075	115,131	99,309
Sales and marketing	58,488	44,750	109,657	82,634
General and administrative	40,778	31,666	82,722	62,174
Total operating costs and expenses	154,693	133,491	307,510	244,117

Operating income (loss)	(62,660)	(21,128)	(122,909)	(21,934)
Financial income (expenses), net	8,756	(2,228)	17,925	(3,937)

Income (loss) before income taxes	(53,904)	(23,356)	(104,984)	(25,871)
Income taxes	3,514	652	5,495	2,784
Net income (loss)	$(57,418)	$(24,008)	$(110,479)	$(28,655)

Basic and diluted net income (loss) per ordinary share	$(0.54)	$(0.23)	$(1.04)	$(0.27)
Weighted average number of ordinary shares used in computing basic and diluted net income (loss) per share	106,289,073	104,627,789	105,979,791	104,408,164

The following table details the share-based compensation expense included in costs and expenses:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	Unaudited		Unaudited
Cost of revenues	$2,023	$1,029	$4,029	$1,981
Research, development and clinical studies	8,537	7,624	20,316	14,425
Sales and marketing	10,213	6,802	21,857	13,457
General and administrative	11,967	10,368	25,622	21,005
Total share-based compensation expense	$32,740	$25,823	$71,824	$50,868

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
The following table includes certain commercial operating statistics for and as of the end of the periods presented.

	June 30,
Operating statistics	2023	2022
Active patients at period end
United States (1)	2,200	2,229
Germany	499	458
Japan	352	346
Others	520	421
Total	3,571	3,454

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Prescriptions received in period
United States (1)	981	954	2,032	1,889
Germany	204	216	412	436
Japan	92	95	164	197
Others	279	118	444	245
Total	1,556	1,383	3,052	2,767
(1) United States includes data for Canada for 2022. For 2023, Canada is included in "Others".
There were 16 active MPM patients on therapy as of June 30, 2023 and 25 MPM prescriptions were received in the three months ended June 30, 2023.

Three and six months ended June 30, 2023 compared to three and six months ended June 30, 2022

	Three months ended June 30,			Six months ended June 30,
	2023	2022	% Change	2023	2022	% Change
Net revenues	$126,051	$140,866	(11)%	$248,233	$278,413	(11)%
Net revenues. Net revenues decreased 11% to $126.1 million for the three months ending June 30, 2023 from $140.9 million for the same period in 2022, and decreased 11% to $248.2 million for the six-month period ended June 30, 2023 from $278.4 million for the same period in 2022. For the three and six months ended June 30, 2023, the decrease resulted primarily from $13.4 million and $18.8 million, respectively, in reduced collections from previously denied or appealed claims in the U.S. Net revenues for the three-month period ended June 30, 2023 were also impacted by a reduction of $5.5 million resulting from variations in approval patterns in the U.S. compared to the same period in 2022, offset by a $5.4 million increase resulting from variations in approval rates in Germany as more patients are meeting coverage criteria in the market.
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

	Three months ended June 30,			Six months ended June 30,
	2023	2022	% Change	2023	2022	% Change
Cost of revenues	$34,018	$28,503	19%	$63,632	$56,230	13%
Cost of revenues. Our cost of revenues for the three months ended June 30, 2023 was $34.0 million, an increase of 19% from $28.5 million for the same period in 2022, and $63.6 million for the six months ended June 30, 2023, an increase of 13% from $56.2 million for the same period in 2022. For the three and six months ended June 30, 2023, the increase in cost of revenues was primarily due to increased costs of $3.5 million and $6.5 million, respectively, in patient support capacity in anticipation of treating larger patient populations in new cancer indications and new geographic regions.
Gross margin was 73% for the three months ended June 30, 2023 compared to 80% for the three months ended June 30, 2022. Gross margin was 74% for the six months ended June 30, 2023 and 80% for the six months ended June 30, 2022. Excluding sales to Zai, cost of revenues per active patient per month was $2,878 for the three months ended June 30, 2023, an increase of 20% from $2,391 for the same period in 2022, primarily due to increased patient support capacity. Cost of revenues per active patient is calculated by dividing the cost of revenues for the quarter less equipment sales to Zai for the quarter by the average of the active patients at the end of the prior quarter and the ending active patients in the current quarter. This quarterly figure is then divided by three to estimate the monthly cost of revenues per active patient. Sales to Zai are deducted because they are sold at cost and in anticipation of future royalties from Zai, and Zai patient counts are not included in our active patient population. Product sales to Zai totaled $3.6 million and $6.3 million for the three and six months ended June 30, 2023 compared to $3.4 million and $5.3 million for the three and six months ended June 30, 2022. We expect that our gross margins will continue to be impacted by current and future product enhancements, such as the ongoing launch of next generation arrays. We continue to focus on opportunities to increase efficiencies and scale within our supply chain. This includes evaluating new materials, manufacturers, and processes that could lead to lower costs.

Operating Expenses.

	Three months ended June 30,			Six months ended June 30,
	2023	2022	% Change	2023	2022	% Change
Research, development and clinical studies	$55,427	$57,075	(3)%	$115,131	$99,309	16%
Sales and marketing	58,488	44,750	31%	109,657	82,634	33%
General and administrative	40,778	31,666	29%	82,722	62,174	33%
Total operating expenses	$154,693	$133,491	16%	$307,510	$244,117	26%
Research, development and clinical study expenses. Research, development and clinical study expenses decreased 3% to $55.4 million for the three months ended June 30, 2023 from $57.1 million for the same period in 2022, and increased 16% to $115.1 million for the six-month period ended June 30, 2023 from $99.3 million in the same period in 2022. For the three months ended June 30, 2023, the change resulted primarily from reduced costs associated with recently completed clinical studies. For the six months ended June 30, 2023, the increase was primarily driven by an $6.9 million increase in engineering, regulatory affairs and preclinical costs, a $3.5 million increase in pre-launch activities related to new clinical trials, and an increase of $5.3 million in other personnel expenses. Total research and development expenses can fluctuate quarter-to-quarter dependent upon the amount of clinical research organization services delivered, clinical materials procured and the number of trials actively underway within a given quarter.
Sales and marketing expenses. Sales and marketing expenses increased 31% to $58.5 million for the three months ended June 30, 2023 from $44.7 million for the same period in 2022, and increased 33% to $109.7 million for the six-month period ended June 30, 2023 from $82.6 million for the same period in 2022. For the three and six months ended June 30, 2023, these changes were primarily due to increase of $7.0 million and $12.0 million, respectively, in costs associated with geographic expansion and pre-launch activities intended to increase awareness in TTFields in anticipation of future approvals in new indications, as well as increased personnel costs of $3.4 million and $8.4 million, respectively. Additionally, we are investing in market access capabilities in order to evaluate opportunities, identify optimal access pathways, and successfully gain reimbursement in new geographies.
General and administrative expenses. General and administrative expenses increased 29% to $40.8 million for the three-month period ended June 30, 2023 from $31.7 million for the same period in 2022, and increased 33% to $82.7 million for the six months ended June 30, 2023 from $62.2 million for the same period in 2022. For the three and six months ended June 30, 2023, these changes were primarily due increases in personnel and project expenses to support potential new indication launches, new geographic launches, supply chain expansion and information technology enhancements of $9.1 million and $20.5 million, respectively.

	Three months ended June 30,			Six months ended June 30,
	2023	2022	% Change	2023	2022	% Change
Financial income (expenses), net	$8,756	$(2,228)	(493)%	$17,925	$(3,937)	(555)%
Financial income (expenses), net. Financial income increased 493% to $8.7 million in income for the three months ended June 30, 2023 from $2.2 million of expenses for the same period in 2022 and financial income increased 555% to $17.9 million in income for the six months ended June 30, 2023 from $3.9 million in expenses for the same period in 2022. For the three-month period ending June 30, 2023, the change from 2022 was primarily due to $8.6 million in increased interest income and $2.3 million in reduced foreign exchange rate expenses. For the six-month period ending June 30, 2023, the change from 2022 was primarily due to $17.9 million in increased interest income and $3.8 million in reduced foreign exchange expenses.

	Three months ended June 30,			Six months ended June 30,
	2023	2022	% Change	2023	2022	% Change
Income taxes	$3,514	$652	439%	$5,495	$2,784	97%
Income taxes. Income taxes increased $2.9 million, or 439% to $3.5 million for the three months ended June 30, 2023 from $0.7 million for the same period in 2022, and income taxes increased $2.7 million, or 97% to $5.5 million for the six months ended June 30, 2023 from $2.8 million for the same period in 2022. The increases reflect a change in the mix of applicable statutory tax rates in active jurisdictions.
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

	Three months ended June 30,			Six months ended June 30,
	2023	2022	% Change	2023	2022	% Change
Net income (loss)	$(57,418)	$(24,008)	139%	$(110,479)	$(28,655)	286%
Add: Income tax	3,514	652	439%	5,495	2,784	97%
Add: Financial expenses (income), net	(8,756)	2,228	(493)%	(17,925)	3,937	(555)%
Add: Depreciation and amortization	2,721	2,654	3%	5,443	5,264	3%
EBITDA	$(59,939)	$(18,474)	224%	$(117,466)	$(16,670)	605%
Add: Share-based compensation	32,740	25,823	27%	71,824	50,868	41%
Adjusted EBITDA	$(27,199)	$7,349	(470)%	$(45,642)	$34,198	(233)%
Adjusted EBITDA decreased by $34.5 million, or 470%, to a loss of $27.2 million for the three months ended June 30, 2023 from income of $7.3 million for the same period in 2022, and decreased by 233%, to a loss of $45.6 million for the six months ended June 30, 2023 from income of $34.2 million for the same period in 2022. This decrease was primarily attributable to increased growth investments intended to expand our capacity to treat larger patient populations, to enhance commercial capabilities and to increase awareness of TTFields in anticipation of potential future approvals in new indications, and a reduction in revenue as described above.

Liquidity and Capital Resources
We have incurred significant losses and cumulative negative cash flows from operations since our founding in 2000. As of June 30, 2023, we had an accumulated deficit of $888.9 million. To date, we have primarily financed our operations through the issuance and sale of equity and the proceeds from long-term loans.
At June 30, 2023, we had $940.8 million in cash, cash equivalents and short-term investments, a decrease of $28.6 million compared to $969.4 million at December 31, 2022. We believe our cash, cash equivalents and short-term investments as of June 30, 2023 are sufficient for our operations for at least the next 12 months based on our existing business plan and our ability to control the timing of significant expense commitments. We expect that our operating expenses will continue to increase over the next several years and may outpace our gross profit as we prepare to expand into additional indications beyond GBM. As a result, we may need to raise additional capital to fund our operations.

The following summary of our cash flows for the periods indicated has been derived from our unaudited consolidated financial statements, which are included elsewhere in this Quarterly Report:

	Six months ended June 30,
	2023	2022	Change	% Change
Net cash provided by (used in) operating activities	$(39,464)	$12,075	$(51,539)	(427)%
Net cash provided by (used in) investing activities	68,390	138,347	(69,957)	(51)%
Net cash provided by financing activities	12,706	7,877	4,829	61%
Effect of exchange rate changes on cash and cash equivalents	28	(145)	173	(119)%
Net increase (decrease) in cash, cash equivalents and restricted cash	$41,660	$158,154	$(116,494)	(74)%
Operating activities. Net cash used in or provided by operating activities represents our net income (loss) for the periods presented, share-based compensation and depreciation and amortization. Operating cash flows are also impacted by changes in working capital.
Net cash used in operating activities increased by $51.5 million from $12.1 million net cash provided by operating activities for the six months ended June 30, 2022 to $39.5 million net cash used in operating activities for the six months ended June 30, 2023. This increase was a result of net income decreasing $81.8 million, offset by a $24.4 million decrease in working capital, an increase of $11.0 million in cash to non-cash based expenses primarily consisting of shared-based compensation and an increase of $4.6 million in other long term assets. The decrease in working capital includes a $26.7 million decrease in accounts receivable offset by a decrease of $3.1 million in accounts payable.
Investing activities. Our investing activities consist primarily of investments in and redemptions of our short-term investments as well as investments in property and equipment.
Net cash provided by investing activities was $68.4 million for the six months ended June 30, 2023, compared to $138.3 million provided by investing activities for the six months ended June 30, 2022. The $68.4 million net cash provided by investing activities for the six months ended June 30, 2023 was primarily attributable to $81.4 million of net proceeds from the maturity of short-term investments and the purchase of $13.0 million of property and equipment. The $138.3 million net cash provided by investing activities for the six months ended June 30, 2022 was primarily attributable to $147.6 million of net proceeds in short-term investments and by the purchase of $9.2 million of property and equipment.
Financing activities. To date, our primary financing activities have been the sale of equity and the proceeds from long-term loans. Net cash provided by financing activities was $12.7 million for the six months ended June 30, 2023, as compared to $7.9 million provided by financing activities for the six months ended June 30, 2022. The net cash provided by financing activities for the six months ended June 30, 2023 and June 30, 2022 included proceeds from the exercise of options under the Company's stock option plan.
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
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.  Legal Proceedings
In June 2023, a putative class action lawsuit was filed against the Company, its Executive Chairman and its Chief Executive Officer. The complaint, which purports to be brought on behalf of a class of persons and/or entities who purchased or otherwise acquired ordinary shares of the Company from January 5, 2023 through June 5, 2023, allege material misstatements and/or omissions in the Company’s public statements with respect to the results from its phase 3 LUNAR clinical trial. The Company believes that the action is without merit and plans to defend the lawsuit vigorously.
In addition, from time to time, we are involved in various legal proceedings, claims, investigations and litigation that arise in the ordinary course of our business. Litigation is inherently uncertain. Accordingly, we cannot predict with certainty the outcome of these matters. After considering a number of factors, including (but not limited to) the views of legal counsel, the nature of contingencies to which the Company is subject and prior experience, management believes that the ultimate disposition of these legal actions will not materially affect its consolidated financial position or results of operations.
Item 1A.  Risk Factors
There have been no material changes to our risk factors disclosed in Part I, Item 1A “Risk Factors” in the 2022 10-K.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not applicable.
Item 5.  Other Information
Securities Trading Plans of Executive Officers and Directors
Rule 10b5-1 under the Exchange Act provides an affirmative defense that enables prearranged transactions in securities in a manner that avoids concerns about initiating transactions at a future date while possibly in possession of material nonpublic information. Our Insider Trading Policy permits our executive officers and directors to enter into trading plans designed to comply with Rule 10b5-1.
The following table describes contracts, instructions or written plans for the purchase or sale of our securities that are intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) promulgated under the Securities Exchange Act of 1934, as amended (each a "Rule 10b5-1 Plan") adopted by our executive officers and directors during the three month period ending June 30, 2023:

Name and Title	Date of Adoption	Duration of Rule 10b5-1 Plan	Aggregate Number of Securities to be Purchased Pursuant to the Rule 10b5-1 Plan	Aggregate Number of Securities to be Sold Pursuant to the Rule 10b5-1 Plan
Uri Weinberg, Chief Innovation Officer	June 9, 2023	1/2/2024-12/31/2024	37,474	92,859
Kinyip Gabriel Leung, Director	June 8, 2023	9/7/2023-8/31/2024	18,136	70,136

During the three-month period ending June 30, 2023, none of our executive officers or directors terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

NovoCure Limited

Date: July 27, 2023	/s/ Ashley Cordova
Ashley Cordova Chief Financial Officer (principal financial and accounting officer and duly authorized officer)