Form 10-Q
period 2023-09-30
NovoCure Ltd
filed 2023-10-26
CIK 1645113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 20, 2023
Ordinary shares, no par value	106,861,113 Shares

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
ii

NovoCure Limited
Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION
Item 1.  Financial Statements

NOVOCURE LIMITED AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands (except share data)
	September 30, 2023	December 31, 2022
	Unaudited	Audited
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$154,860	$115,326
Short-term investments	766,388	854,099
Restricted cash	1,652	508
Trade receivables, net	65,133	86,261
Receivables and prepaid expenses	23,163	25,959
Inventories	36,806	29,376
Total current assets	1,048,002	1,111,529
LONG-TERM ASSETS:
Property and equipment, net	45,564	32,678
Field equipment, net	11,357	12,684
Right-of-use assets	29,014	23,596
Other long-term assets	12,416	11,161
Total long-term assets	98,351	80,119
TOTAL ASSETS	$1,146,353	$1,191,648

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOVOCURE LIMITED AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands (except share data)
	September 30, 2023	December 31, 2022
	Unaudited	Audited
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Trade payables	$79,668	$85,197
Other payables, lease liabilities and accrued expenses	77,493	73,580
Total current liabilities	157,161	158,777
LONG-TERM LIABILITIES:
Long-term debt, net	567,986	565,509
Deferred revenues	—	2,878
Long-term leases	22,054	18,762
Employee benefit liabilities	5,373	4,404
Other long-term liabilities	75	148
Total long-term liabilities	595,488	591,701
TOTAL LIABILITIES	752,649	750,478
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Share capital -
Ordinary shares no par value, unlimited shares authorized; issued and outstanding: 106,748,270 shares and 105,049,411 shares at September 30, 2023 (unaudited) and December 31, 2022, respectively	—	—
Additional paid-in capital	1,334,120	1,222,063
Accumulated other comprehensive income (loss)	(1,992)	(2,433)
Retained earnings (accumulated deficit)	(938,424)	(778,460)
TOTAL SHAREHOLDERS' EQUITY	393,704	441,170
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,146,353	$1,191,648
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOVOCURE LIMITED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
U.S. dollars in thousands (except share and per share data)
	Three months ended September 30,		Nine months ended September 30,		Year ended December 31,
	2023	2022	2023	2022	2022
	Unaudited		Unaudited		Audited
Net revenues	$127,321	$130,998	$375,554	$409,411	$537,840
Cost of revenues	32,092	29,749	95,724	85,979	114,867
Gross profit	95,229	101,249	279,830	323,432	422,973

Operating costs and expenses:
Research, development and clinical studies	53,623	51,956	168,754	151,265	206,085
Sales and marketing	57,964	41,395	167,621	124,029	173,658
General and administrative	41,887	32,509	124,609	94,683	132,753
Total operating costs and expenses	153,474	125,860	460,984	369,977	512,496

Operating income (loss)	(58,245)	(24,611)	(181,154)	(46,545)	(89,523)
Financial income (expenses), net	10,023	1,194	27,948	(2,743)	7,677

Income (loss) before income tax	(48,222)	(23,417)	(153,206)	(49,288)	(81,846)
Income tax	1,263	3,159	6,758	5,943	10,688
Net income (loss)	$(49,485)	$(26,576)	$(159,964)	$(55,231)	$(92,534)

Basic and diluted net income (loss) per ordinary share	$(0.46)	$(0.25)	$(1.51)	$(0.53)	$(0.88)
Weighted average number of ordinary shares used in computing basic and diluted net income (loss) per share	106,772,814	104,884,583	106,219,194	104,552,803	104,660,476
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
U.S. dollars in thousands
	Three months ended September 30,		Nine months ended September 30,		Year ended December 31,
	2023	2022	2023	2022	2022
	Unaudited		Unaudited		Audited
Net income (loss)	$(49,485)	$(26,576)	$(159,964)	$(55,231)	$(92,534)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustments	826	541	1,655	1,550	1,425
Unrealized gain (loss) from debt securities	15	(127)	440	(896)	(445)
Pension benefit plan	(852)	(625)	(1,654)	209	(244)
Total comprehensive income (loss)	$(49,496)	$(26,787)	$(159,523)	$(54,368)	$(91,798)

NOVOCURE LIMITED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
U.S. dollars in thousands (except share data)
	Ordinary shares	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings (accumulated deficit)	Total shareholders' equity

Balance as of December 31, 2022 (audited)	105,049,411	$1,222,063	$(2,433)	$(778,460)	$441,170

Share-based compensation to employees	—	39,084	—	—	39,084
Exercise of options and vested RSUs	1,137,751	5,211	—	—	5,211
Other comprehensive income (loss), net of tax benefit of $0	—	—	(258)	—	(258)
Net income (loss)	—	—	—	(53,061)	(53,061)
Balance as of March 31, 2023 (Unaudited)	106,187,162	$1,266,358	$(2,691)	$(831,521)	$432,146

Share-based compensation to employees	—	32,740	—	—	32,740
Proceeds from issuance of shares	81,730	2,883	—	—	2,883
Exercise of options and vested RSUs	336,439	4,622		—	4,622
Other comprehensive income (loss), net of tax benefit of $0	—	—	710	—	710
Net income (loss)	—	—	—	(57,418)	(57,418)
Balance as of June 30, 2023 (Unaudited)	106,605,331	$1,306,603	$(1,981)	$(888,939)	$415,683

Share-based compensation to employees	—	26,346	—	—	26,346
Exercise of options and vested RSUs	142,939	1,171	—	—	1,171
Other comprehensive income (loss), net of tax benefit of $0	—	—	(11)	—	(11)
Net income (loss)	—	—	—	(49,485)	(49,485)
Balance as of September 30, 2023 (Unaudited)	106,748,270	$1,334,120	$(1,992)	$(938,424)	$393,704

	Ordinary shares	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings (accumulated deficit)	Total shareholders' equity

Balance as of December 31, 2021 (audited)	103,971,263	$1,099,589	$(3,169)	$(685,926)	$410,494

Share-based compensation to employees	—	25,045	—	—	25,045
Exercise of options and vested RSUs	587,825	3,148	—	—	3,148
Other comprehensive income (loss), net of tax benefit of $0	—	—	1,841	—	1,841
Net income (loss)	—	—	—	(4,647)	(4,647)
Balance as of March 31, 2022 (Unaudited)	104,559,088	$1,127,782	$(1,328)	$(690,573)	$435,881

Share-based compensation to employees	—	25,823	—	—	25,823
Proceeds from issuance of shares	46,709	2,759	—	—	2,759
Exercise of options and vested RSUs	121,888	1,984	—	—	1,984
Other comprehensive income (loss), net of tax benefit of $0	—	—	(767)	—	(767)
Net income (loss)	—	—	—	(24,008)	(24,008)
Balance as of June 30, 2022 (Unaudited)	104,727,685	$1,158,348	$(2,095)	$(714,581)	$441,672

Share-based compensation to employees	—	26,305	—	—	26,305
Exercise of options and vested RSUs	215,256	4,211	—	—	4,211
Other comprehensive income (loss), net of tax benefit of $0	—	—	(211)	—	(211)
Net income (loss)	—	—	—	(26,576)	(26,576)
Balance as of September 30, 2022 (Unaudited)	104,942,941	$1,188,864	$(2,306)	$(741,157)	$445,401

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOVOCURE LIMITED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands
	Three months ended September 30,		Nine months ended September 30,		Year ended December 31,
	2023	2022	2023	2022	2022
	Unaudited		Unaudited		Audited
Cash flows from operating activities:
Net income (loss)	$(49,485)	$(26,576)	$(159,964)	$(55,231)	$(92,534)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,803	2,659	8,246	7,924	10,624
Accrued Interest	480	1	530	(822)	(2,216)
Asset write-downs and impairment of field equipment	112	163	374	514	955
Share-based compensation	26,346	26,305	98,170	77,173	106,955
Foreign currency remeasurement loss (gain)	1,398	(141)	2,185	1,051	(3,256)
Decrease (increase) in accounts receivables	2,642	11,522	24,094	6,318	2,547
Amortization of discount (premium)	(6,691)	232	(15,822)	1,743	(1,536)
Decrease (increase) in inventories	(4,080)	2,952	(8,250)	(2,061)	(4,342)
Decrease (increase) in other long-term assets	3,971	1,665	3,585	5,885	7,107
Increase (decrease) in accounts payables and accrued expenses	6,265	5,265	(3,992)	(1,895)	14,257
Increase (decrease) in other long-term liabilities	(3,075)	(1,627)	(7,934)	(6,104)	(7,773)
Net cash provided by (used in) operating activities	$(19,314)	$22,420	(58,778)	34,495	30,788
Cash flows from investing activities:
Purchase of property, equipment and field equipment	$(7,253)	$(5,703)	(20,272)	(14,927)	(21,358)
Proceeds from maturity of short-term investments	275,549	358,729	916,433	1,074,763	1,179,289
Purchase of short-term investments	(251,038)	(503,270)	(810,513)	(1,071,733)	(1,297,888)
Net cash provided by (used in) investing activities	$17,258	$(150,244)	85,648	(11,897)	(139,957)
Cash flows from financing activities:
Proceeds from issuance of shares, net	$—	$—	2,883	2,759	5,224
Repayment of long-term debt	—	(7)	(10)	(21)	(28)
Exercise of options	1,171	4,211	11,004	9,343	10,295
Net cash provided by (used in) financing activities	$1,171	$4,204	13,877	12,081	15,491
Effect of exchange rate changes on cash, cash equivalents and restricted cash	$(97)	$(107)	(69)	(252)	(97)

Increase (decrease) in cash, cash equivalents and restricted cash	(982)	(123,727)	40,678	34,427	(93,775)
Cash, cash equivalents and restricted cash at the beginning of the period	157,494	367,763	115,834	209,609	209,609

Cash, cash equivalents and restricted cash at the end of the period	$156,512	$244,036	$156,512	$244,036	$115,834

NOVOCURE LIMITED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands

Supplemental cash flow activities:
Cash paid during the period for:
Income taxes paid (refunded), net	$1,202	$907	$8,745	$3,933	$5,480
Interest paid	$—	$1	$1	$3	$41
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$154,860	$243,805	$154,860	$243,805	$115,326
Restricted cash	1,652	231	1,652	231	508
Total cash, cash equivalents and restricted cash	$156,512	$244,036	$156,512	$244,036	$115,834
Non-cash activities:
Right-of-use assets obtained in exchange for lease liabilities	$4,693	$2,828	$10,477	$6,687	$12,117
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
Concentration Risks. The Company's cash, cash equivalents, short-term investments and trade receivables are potentially subject to a concentration of risk. Cash, cash equivalents and short-term investments are invested at top tier financial institutions globally and the total value invested at any one institution is limited pursuant to the Company's investment policy. These investments may be in excess of insured limitations or not insured in certain jurisdictions. Generally, these investments may be redeemed upon demand according to the terms of the securities.

The Company's trade receivables are due from numerous governments and federal and state agencies that are paid from their respective budgets, and from hundreds of health insurance companies. The Company does not believe that there are significant default risks associated with these governments, agencies and health insurance companies based upon the Company's historical experience.

The Company has no off-balance sheet concentrations of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

NOTE 2: CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
Cash equivalents include items almost as liquid as cash, with maturity periods of three months or less when purchased, and short-term investments include items with maturity dates between three months and one year when purchased. As of September 30, 2023 and December 31, 2022, the Company’s cash and cash equivalents and short-term investments were composed of:

	September 30, 2023
	Unaudited
	Fair value level	Adjusted cost basis	Unrealized gains	Unrealized losses	Fair market value	Recorded basis	Cash and cash equivalents	Short-term investments (2)
Cash		$8,636	$—	$—	$8,636	$8,636	$8,636	$—
Money market funds	Level 1	141,224	—	—	141,224	141,224	141,224	—
Certificate of deposits and term deposits	Level 2	163,820	—	—	163,820	163,820	5,000	158,820
HTM securities (1)
U.S. Treasury bills	Level 1	$109,595	$15	$(14)	109,596	109,595	$—	$109,595
Government and governmental agencies	Level 2	$24,596	$—	$(15)	24,581	24,596	$—	$24,596
Corporate debt securities	Level 2	$473,377	$83	$(281)	473,179	473,377	$—	$473,377

		$607,568	$98	$(310)	$607,356	$607,568	$—	$607,568

Total		$921,248	$98	$(310)	$921,036	$921,248	$154,860	$766,388

	December 31, 2022
	Audited
	Fair value level	Adjusted cost basis	Unrealized gains	Unrealized losses	Fair market value	Recorded basis	Cash and cash equivalents	Short-term investments
Cash		$9,697	$—	$—	$9,697	$9,697	$9,697	$—
Money market funds	Level 1	105,629	—	—	105,629	105,629	105,629	—
Certificate of deposits and term deposits	Level 2	316,946	—	—	316,946	316,946	—	316,946
HTM securities (1)
U.S. Treasury bills	Level 1	$188,030	$8	$(540)	187,498	188,030	$—	$188,030
Government and governmental agencies	Level 2	$44,357	$12	$(12)	44,357	44,357	$—	$44,357
Corporate debt securities	Level 2	$304,766	$1,066	$(587)	305,245	304,766	$—	$304,766

		$537,153	$1,086	$(1,139)	$537,100	$537,153	$—	$537,153

Total		$969,425	$1,086	$(1,139)	$969,372	$969,425	$115,326	$854,099

(1)    Changes in fair value of held-to-maturity ("HTM") securities are presented for disclosure purposes as required by ASC 320 "Investments — Debt Securities" and are recorded as finance expenses only if the unrealized loss is identified as a credit loss.
(2)    Pursuant to a bank guaranty, $15,862 of short-term investments are pledged. See Note 4.
In November 2022, the Company transferred all of its available-for-sale portfolio to HTM as part of the Company's investment strategy. Such transfers are made at fair value at the date of transfer. The net unrealized loss on these securities at the date of transfer was $911. These securities continue to be reported in accumulated comprehensive income (loss) and are amortized over the remaining lives of the securities as an adjustment to the yield. As of September 30, 2023 and December 31, 2022, the unamortized unrealized loss balances were $5 and $445, respectively, and are reported in accumulated other comprehensive income (loss).
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
As of September 30, 2023 and December 31, 2022, all investments mature in one year or less.
Unrealized losses from debt securities are primarily attributable to changes in interest rates. The Company does not believe any remaining unrealized losses represent impairments based on the evaluation of available evidence.

NOTE 3: INVENTORIES
Inventories are stated at the lower of cost or net realizable value. The weighted average methodology is applied to determine cost. As of September 30, 2023 and December 31, 2022, the Company’s inventories were composed of:

	September 30, 2023	December 31, 2022
	Unaudited	Audited
Raw materials	$10,382	$4,314
Work in progress	7,518	9,321
Finished products	18,906	15,741
Total	$36,806	$29,376

NOTE 4: COMMITMENTS AND CONTINGENT LIABILITIES
Operating Leases. The facilities of the Company are leased under various operating lease agreements for periods, including options for extensions, ending no later than 2044. The Company also leases motor vehicles under various operating leases, which expire on various dates, the latest of which is in 2026.
Pledged deposits and bank guarantees. As of September 30, 2023 and December 31, 2022, the Company pledged bank deposits of $2,643 and $2,296, respectively, to cover bank guarantees in respect of its leases of operating facilities and obtained bank guarantees for the fulfillment of the Company’s lease and other contractual commitments of $2,991 and $2,459, respectively. In addition, €15,000 ($15,862) of the Company's short term investments are pledged to a bank as guarantee for the Company's due execution of cash concentration agreements.
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

The commitments under the 2020 Credit Facility were guaranteed by certain of the Company's subsidiaries and secured by a first lien on the Company's and certain of its subsidiaries’ assets. Outstanding loans bore interest per annum at a sliding scale based on a secured leverage ratio from 2.75% to 3.25% above the applicable interbank borrowing reference rate for the currency in which the loan is denominated. Additionally, the 2020 Credit Facility contained a fee for the unused revolving credit commitments at a sliding scale based on our secured leverage ratio from 0.35% to 0.45%. The 2020 Credit Facility contained financial covenants requiring maintenance of a minimum fixed charge coverage ratio and specifying a maximum senior secured net leverage ratio, as well as customary events of default which include a change of control, which are no longer applicable.
Legal Proceedings. In June 2023, a putative class action lawsuit was filed against the Company, its Executive Chairman and its Chief Executive Officer. The complaint, which purports to be brought on behalf of a class of persons and/or entities who purchased or otherwise acquired ordinary shares of the Company from January 5, 2023 through June 5, 2023, allege material misstatements and/or omissions in the Company’s public statements with respect to the results from its phase 3 LUNAR clinical trial. The Company believes that the action is without merit and plans to defend the lawsuit vigorously. As of September 30, 2023, the Company has not accrued any amounts in respect of this claim, as it believes liability is not probable and the amount of any potential liability cannot be reasonably estimated.
NOTE 5: CONVERTIBLE NOTE
On November 5, 2020, the Company issued $575,000 aggregate principal amount of 0% Convertible Senior Notes due 2025 (the “Notes”).
The Notes mature on November 1, 2025, unless earlier repurchased, redeemed or converted as set forth in the Notes. As of September 30, 2023, the conditions allowing holders of the Notes to convert were not met. The Notes are therefore not convertible as of September 30, 2023 and are classified as long-term liability.
The net carrying amount of the liability of the Notes as of September 30, 2023 and December 31, 2022 are as follows:

	September 30, 2023	December 31, 2022
	Unaudited	Audited
Liability component, net:
Principal amount	$575,000	$575,000
Unamortized issuance costs	(7,014)	(9,491)
Net carrying amount of liability component (1)	$567,986	$565,509
(1) An effective interest rate determines the fair value of the Notes, therefore they are categorized as Level 3 in accordance with ASC 820. The estimated fair value of the net carrying amount of liability component of the Notes as of September 30, 2023 and December 31, 2022 were $480,791 and $455,091, respectively.
The net carrying amount of the liability is represented by the principal amount of the Notes, less total issuance costs plus any amortization of issuance costs. The total issuance costs upon issuance of the Notes were $16,561 and are amortized to interest expense using the effective interest rate method over the contractual term of the Notes. Interest expense is recognized at an annual effective interest rate of 0.59% over the contractual term of the Notes.

Finance expense related to the Notes was as follows:

	Three months ended September 30,		Nine months ended September 30,		Year ended December 31, 2022
	2023	2022	2023	2022
	Unaudited		Unaudited		Audited
Amortization of debt issuance costs	836	831	2,477	2,461	3,293
Total finance expense recognized	$836	$831	$2,477	$2,461	$3,293

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
Options granted under the 2015 Plan generally have a two-year or four-year vesting period and expire ten years after the date of grant. Options granted under the 2015 Plan that are canceled or forfeited before expiration become available for future grants. RSUs granted under the 2015 Plan generally vest over a three-year period. PSUs granted under the 2015 Plan generally vest between a three- and six-year period as performance targets are attained. RSUs and PSUs granted under the 2015 Plan that are canceled before expiration become available for future grants. As of September 30, 2023, 18,729,954 ordinary shares were available for grant under the 2015 Plan.
A summary of the status of the Company’s option plans as of September 30, 2023 and changes during the period then ended is presented below:

	Nine months ended September 30, 2023
	Unaudited
	Number of options	Weighted average exercise price
Outstanding at beginning of year	8,786,364	$37.27
Granted	942,643	66.90
Exercised	(787,569)	13.94
Forfeited and canceled	(321,556)	73.09
Outstanding as of September 30, 2023	8,619,882	$41.31

Exercisable options	6,810,232	$31.18
For the nine months ended September 30, 2023, options to purchase 787,569 ordinary shares were exercised, resulting in the issuance of 787,569 ordinary shares.
A summary of the status of the Company’s RSUs and PSUs as of September 30, 2023 and changes during the period then ended is presented below.

	Nine months ended September 30, 2023
	Unaudited
	Number of RSU/PSUs	Weighted average grant date fair value
Unvested at beginning of year	5,377,459	$66.87
Granted	1,457,681	70.39
Vested	(829,560)	84.94
Forfeited and cancelled	(178,399)	86.51
Unvested as of September 30, 2023 (1)	5,827,181	64.60

(1) Includes PSUs that have a mix of service, market and other milestone performance vesting conditions which are vested upon achievements of performance milestones that are not probable as of September 30, 2023, in accordance with ASC 718 "Compensation — Stock Compensation" as follows:

September 30, 2023
Number of PSUs	Fair value at grant date per PSU	Total fair value at grant date
2,703,852	$48.16	$130,218
220,533	76.97	16,974
249,402	80.59	20,099
15,210	87.66	1,333
10,532	94.94	1,000
161,912	114.26	18,500
3,361,441		$188,127
These PSUs will be expensed over the performance period when the vesting conditions become probable in accordance with ASC 718.
In September 2015, the Company adopted an employee share purchase plan (“ESPP”) to encourage and enable eligible employees to acquire ownership of the Company’s ordinary shares purchased through accumulated payroll deductions on an after-tax basis. In the United States, the ESPP is intended to be an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code and the provisions of the ESPP are construed in a manner consistent with the requirements of such section. As of September 30, 2023, 4,787,003 ordinary shares were available to be purchased by eligible employees under the ESPP.
The fair value of share-based awards was estimated using the Black-Scholes model for all equity grants. For market condition awards, the Company also applied the Monte-Carlo simulation model. The Company assessed fair value using the following underlying assumptions:

	Nine months ended September 30,		Year ended December 31, 2022
	2023	2022
	Unaudited		Audited
Stock Option Plans
Expected term (years)	5.50-6.00	5.33-5.83	5.33-5.83
Expected volatility	63%-67%	60%-62%	60%-62%
Risk-free interest rate	3.48%-4.16%	1.58%-3.04%	1.58%-4.23%
Dividend yield	0.00%	0.00%	0.00%
ESPP
Expected term (years)	0.50	0.50	0.50
Expected volatility	56%-122%	51%-77%	51%-77%
Risk-free interest rate	4.76%-5.38%	0.19%-2.52%	0.19%-2.52%
Dividend yield	0.00%	0.00%	0.00%
The total non-cash share-based compensation expense related to all of the Company’s equity-based awards recognized for the three and nine months ended September 30, 2023 and 2022, and the year ended December 31, 2022 was:

	Three months ended September 30,		Nine months ended September 30,		Year ended December 31, 2022
	2023	2022	2023	2022
	Unaudited		Unaudited		Audited
Cost of revenues	$1,511	$1,013	$5,540	$2,994	$4,690
Research, development and clinical studies	6,683	7,430	26,999	21,855	30,790
Sales and marketing	8,973	7,686	30,830	21,143	28,826
General and administrative	9,179	10,176	34,801	31,181	42,649
Total share-based compensation expense	$26,346	$26,305	$98,170	$77,173	$106,955

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
The following table sets forth the computation of the Company’s basic and diluted net income (loss) per ordinary share:

	Three months ended September 30,		Nine months ended September 30,		Year ended December 31, 2022
	2023	2022	2023	2022
	Unaudited		Unaudited		Audited
Net income (loss) attributable to ordinary shares as reported used in computing basic and diluted net income (loss) per share	$(49,485)	$(26,576)	$(159,964)	$(55,231)	$(92,534)

Weighted average number of ordinary shares used in computing diluted net income (loss) per share	106,772,814	104,884,583	106,219,194	104,552,803	104,660,476

Potentially anti-dilutive shares that were excluded from the computation of basic net income (loss) per share:
Options	6,250,189	6,440,190	6,354,627	6,695,719	6,387,275
RSUs and PSUs	2,590,322	827,789	1,470,542	920,364	822,421
ESPP	96,444	21,462	150,930	52,601	62,910
Weighted anti-dilutive shares outstanding which were not included in the diluted calculation	8,936,955	7,289,441	7,976,099	7,668,684	7,272,606

Basic and diluted net income (loss) per ordinary share	$(0.46)	$(0.25)	$(1.51)	$(0.53)	$(0.88)

NOTE 8: SUPPLEMENTAL INFORMATION
The Company operates in a single reportable segment.
The following table presents long-lived assets by location:

	September 30, 2023	December 31, 2022
	Unaudited	Audited
United States	$38,482	$30,012
Israel	8,100	7,180
Switzerland	6,327	5,084
Japan	965	1,063
Germany	1,039	762
Others	2,008	1,261
Total long lived assets	$56,921	$45,362
The Company’s revenues by geographic region, based on the customer’s location, are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,		Year ended December 31, 2022
	2023	2022	2023	2022
	Unaudited		Unaudited		Audited
United States	$86,243	$102,651	$258,429	$308,270	$406,894
Germany	14,683	6,780	45,547	36,366	46,120
Japan	7,588	7,865	24,118	24,887	32,781
Greater China (1)	6,756	6,164	18,822	16,465	21,332
Others	12,051	7,538	28,638	23,423	30,713
Total net revenues	$127,321	$130,998	$375,554	$409,411	$537,840
(1) For additional information, see Note 12 to the Consolidated Financial Statements in the 2022 10-K.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist you in better understanding and evaluating our financial condition and results of operations. We encourage you to read this MD&A in conjunction with our unaudited consolidated financial statements and the notes thereto for the period ended September 30, 2023 included in Part I, Item 1 of this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Please refer to the information under the heading “Cautionary Note Regarding Forward-Looking Statements” elsewhere in this report. References to the words “we,” “our,” “us,” and the “Company” in this report refer to NovoCure Limited, including its consolidated subsidiaries.
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
Optune is approved by the U.S. Food and Drug Administration ("FDA") under the Premarket Approval ("PMA") pathway for the treatment of adult patients with newly diagnosed glioblastoma ("GBM") together with temozolomide, a chemotherapy drug, and for adult patients with GBM following confirmed recurrence after chemotherapy as monotherapy treatment. We also have a CE certificate to market Optune for the treatment of GBM in the European Union ("EU"), as well as approval or local registration in the United Kingdom ("UK"), Japan, Canada and certain other countries. Optune Lua is approved by the FDA under the Humanitarian Device Exemption ("HDE") pathway to treat malignant pleural mesothelioma ("MPM") together with standard chemotherapies. We have also received CE certification in the EU and approval or local registration to market Optune Lua in certain other countries. We market Optune and Optune Lua in multiple countries around the globe with the majority of our revenues coming from the use of Optune in the U.S., Germany and Japan. In March 2023, we announced the availability and reimbursement of Optune together with temozolomide for the treatment of adult patients with newly diagnosed GBM in France and we are now treating patients. We are actively evaluating opportunities to expand our international footprint.
We believe the physical mechanisms of action behind TTFields therapy may be broadly applicable to solid tumor cancers and are conducting a number of phase 2 and phase 3 trials exploring application in cancers of the brain, torso and abdomen. We are designing several additional phase 2 and phase 3 trials in partnership with oncology leaders to further explore the capabilities of TTFields. We anticipate expanding our clinical pipeline over time to study the safety and efficacy of TTFields for additional solid tumor indications and combinations with other cancer treatment modalities.
Thoracic Cancer Program Updates
In June 2023, we presented positive results from the phase 3 LUNAR study evaluating the use of TTFields together with standard therapies for the treatment of metastatic NSCLC following platinum-failure. The LUNAR study met its primary endpoint with a statistically significant and clinically meaningful 3-month improvement in median overall survival ("OS") with TTFields therapy added to standard therapies (HR=0.74, P=0.035). Patients randomized to receive TTFields together with standard therapies demonstrated median OS of 13.2 months compared to 9.9 months in patients treated with standard therapies alone. Patients randomized to receive TTFields and physician’s choice immune checkpoint inhibitor ("ICI") (n=66) demonstrated a median OS of 18.5 months, a profound extension compared to the median OS of 10.8 months demonstrated by patients that received ICI alone (n=68; HR=0.63; P=0.03). Patients randomized to receive TTFields and docetaxel (n=71) had a positive survival trend with a median OS of 11.1 months vs 8.7 months (n=71). TTFields therapy was well-tolerated with no added systemic toxicities and few grade 3 (no grade 4 or 5) device-related adverse events. In August 2023, the data from the LUNAR study were published in The Lancet Oncology, and additional data detailing the LUNAR study have since been presented at multiple medical congresses. These data are expected to serve as the basis for a PMA submission to the FDA in the second half of 2023.
In March 2023, we announced the final patient enrolled in the phase 3 METIS study evaluating the efficacy of TTFields therapy following stereotactic radiosurgery for the treatment of patients with brain metastases from NSCLC. Following the completion of enrollment, patients will be followed for a minimum of 12 months with top-line data anticipated in the first quarter of 2024.
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
Abdominal Cancer Program Updates
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
In August 2023, the first patient was enrolled in the phase 2 PANOVA-4 study evaluating the safety and efficacy of TTFields therapy together with atezolizumab, gemcitabine and nab-paclitaxel in the treatment of metastatic pancreatic cancer. The PANOVA-4 study is designed to enroll 76 patients with a 12-month follow-up following the enrollment of the last patient. This study is the result of a clinical study collaboration with Roche.
In August 2023, we announced that the phase 3 INNOVATE-3 study for the treatment of platinum-resistant ovarian cancer did not meet its primary endpoint of overall survival at the final analysis. Consistent with previously reported studies, TTFields therapy was well-tolerated with no added systemic toxicities. An exploratory subgroup analysis suggested a potential survival benefit in patients who received only one prior line of therapy. Full evaluation of the data from the INNOVATE-3 trial, including subgroup analyses, is ongoing and we will work with trial investigators to share the full results with the scientific community in the future.

The table below presents the current status of the ongoing clinical studies in our pipeline and anticipated timing of data.
Our therapy is delivered through a medical device and we continue to advance our Products with the intention to extend survival and maintain quality of life for patients. We have several product development programs underway that are designed to optimize TTFields delivery to the target tumor and enhance patient ease of use. One of these initiatives is the launch of new arrays, which are thinner, lighter and more flexible. We have obtained a CE Mark and have begun rolling out our new arrays in multiple European countries. We plan to submit for regulatory approval in the U.S. via a PMA supplement by year-end 2023.
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
We view our operations and manage our business in one operating segment. For the three and nine months ended September 30, 2023, our net revenues were $127.3 million and $375.6 million, respectively. Our net loss for the three and nine months ended September 30, 2023 was $49.5 million and $160.0 million, respectively. As of September 30, 2023, we had an accumulated deficit of $938.4 million. Our net loss resulted primarily from increasing investments designed to support our commercial business, geographic expansion and pre-commercial activities associated with potential future indication launches.
Impact of COVID-19
On May 5, 2023, the World Health Organization (“WHO”) declared the end of the COVID-19 pandemic as a public health emergency of international concern, however the WHO maintains that the virus remains a global health threat. Since the pandemic began, we have followed the guidance of the WHO, the U.S. Centers for Disease Control and Prevention, and local health authorities in all of our active markets and will continue to do so. The COVID-19 pandemic did not have a material impact on our financial results through the third quarter of 2023. The pandemic is not having a direct impact on our day-to-day operations; however, we are still observing lingering impacts that might continue to impact our business and clinical studies in the future. For example, in many locations staffing levels at clinical trial sites have not returned to pre-pandemic levels, and our ability to conduct and monitor clinical studies may be impacted.
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
Impact of Current Events
On September 30, 2023, President Biden signed into law a continuing resolution that allowed the U.S. government to continue to be funded and operating through November 17, 2023. If full appropriations or continuing resolutions are not enacted, it is likely that some U.S. Food and Drug Administration functions would be required to stop working until they are funded. As a result, the review process for new products and clinical trials could be delayed.
On October 7, 2023, the State of Israel was attacked by and subsequently declared war on Hamas. As of the date of this filing, we believe that there is no immediate risk to our business facilities or operations. Our supply chain teams are working to increase stock levels to mitigate distribution and service risks from our suppliers in Israel.
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

Results of Operations
The following discussion provides an analysis of our results of operations and reasons for material changes therein for the three and nine months ended September 30, 2023 as compared to the three and nine months ended September 30, 2022. The tables contained in this section report U.S. dollars in thousands (except share, patient, and prescription data). The following table sets forth our consolidated statements of operations data:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	Unaudited		Unaudited
Net revenues	$127,321	$130,998	$375,554	$409,411
Cost of revenues	32,092	29,749	95,724	85,979
Gross profit	95,229	101,249	279,830	323,432

Operating costs and expenses:
Research, development and clinical studies	53,623	51,956	168,754	151,265
Sales and marketing	57,964	41,395	167,621	124,029
General and administrative	41,887	32,509	124,609	94,683
Total operating costs and expenses	153,474	125,860	460,984	369,977

Operating income (loss)	(58,245)	(24,611)	(181,154)	(46,545)
Financial income (expenses), net	10,023	1,194	27,948	(2,743)

Income (loss) before income taxes	(48,222)	(23,417)	(153,206)	(49,288)
Income taxes	1,263	3,159	6,758	5,943
Net income (loss)	$(49,485)	$(26,576)	$(159,964)	$(55,231)

Basic and diluted net income (loss) per ordinary share	$(0.46)	$(0.25)	$(1.51)	$(0.53)
Weighted average number of ordinary shares used in computing basic and diluted net income (loss) per share	106,772,814	104,884,583	106,219,194	104,552,803

The following table details the share-based compensation expense included in costs and expenses:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	Unaudited		Unaudited
Cost of revenues	$1,511	$1,013	$5,540	$2,994
Research, development and clinical studies	6,683	7,430	26,999	21,855
Sales and marketing	8,973	7,686	30,830	21,143
General and administrative	9,179	10,176	34,801	31,181
Total share-based compensation expense	$26,346	$26,305	$98,170	$77,173

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

The following table includes certain commercial operating statistics for and as of the end of the periods presented.

	September 30,
Operating statistics	2023	2022
Active patients at period end
United States (1)	2,179	2,181
Germany	492	468
Japan	353	354
Others	615	417
Total	3,639	3,420

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Prescriptions received in period
United States (1)	920	978	2,952	2,867
Germany	163	214	575	650
Japan	85	79	249	276
Others	299	118	743	363
Total	1,467	1,389	4,519	4,156
(1) United States includes data for Canada for 2022. For 2023, Canada is included in "Others".
There were 17 active MPM patients on therapy as of September 30, 2023 and 18 MPM prescriptions were received in the three months ended September 30, 2023.
Three and nine months ended September 30, 2023 compared to three and nine months ended September 30, 2022

	Three months ended September 30,			Nine months ended September 30,
	2023	2022	% Change	2023	2022	% Change
Net revenues	$127,321	$130,998	(3)%	$375,554	$409,411	(8)%
Net revenues. Net revenues decreased 3% to $127.3 million for the three months ending September 30, 2023 from $131.0 million for the same period in 2022, and decreased 8% to $375.6 million for the nine-month period ended September 30, 2023 from $409.4 million for the same period in 2022. For the three months ended September 30, 2023, the decrease primarily resulted from $14.5 million in reduced collections from denied or appealed claims in the U.S., partially offset by an increase of $7.9 million resulting from improved reimbursement approval rates in Germany and $4.2 million from our launch in France. For the nine month period ended September 30, 2023, the decrease resulted primarily from $41.9 million in reduced collections from denied or appealed claims in the U.S., partially offset by an increase of $9.2 million resulting from improved reimbursement approval rates in Germany and $4.2 million from our launch in France.
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

	Three months ended September 30,			Nine months ended September 30,
	2023	2022	% Change	2023	2022	% Change
Cost of revenues	$32,092	$29,749	8%	$95,724	$85,979	11%
Cost of revenues. Our cost of revenues for the three months ended September 30, 2023 was $32.1 million, an increase of 8% from $29.7 million for the same period in 2022, and $95.7 million for the nine months ended September 30, 2023, an increase of 11% from $86.0 million for the same period in 2022. For the three and nine months ended September 30, 2023, the increase in cost of revenues was primarily due to increased costs of $2.1 million and $8.6 million, respectively, in patient support capacity in anticipation of treating larger patient populations in new cancer indications and expansion into new geographic regions.
Excluding sales to Zai, cost of revenues per active patient per month was $2,599 for the three months ended September 30, 2023, an increase of 2% from $2,543 for the same period in 2022, primarily due to increased patient support capacity and the ongoing launch of next generation arrays. Cost of revenues per active patient is calculated by dividing the cost of revenues for the quarter less equipment sales to Zai for the quarter by the average of the active patients at the end of the prior quarter and the ending active patients in the current quarter. This quarterly figure is then divided by three to estimate the monthly cost of revenues per active patient. Sales to Zai are deducted because they are sold at cost and in anticipation of future royalties from Zai, and Zai patient counts are not included in our active patient population. Product sales to Zai totaled $4.0 million and $10.3 million for the three and nine months ended September 30, 2023 compared to $3.5 million and $8.8 million for the three and nine months ended September 30, 2022.
Gross margin was 75% for the three months ended September 30, 2023 compared to 77% for the three months ended September 30, 2022. Gross margin was 75% for the nine months ended September 30, 2023 and 79% for the nine months ended September 30, 2022. We expect that our gross margins will continue to be impacted by current and future product enhancements, such as the ongoing launch of next generation arrays. We continue to focus on opportunities to increase efficiencies and scale within our supply chain. This includes evaluating new materials, manufacturers, and processes that could lead to lower costs.
Operating Expenses.

	Three months ended September 30,			Nine months ended September 30,
	2023	2022	% Change	2023	2022	% Change
Research, development and clinical studies	$53,623	$51,956	3%	$168,754	$151,265	12%
Sales and marketing	57,964	41,395	40%	167,621	124,029	35%
General and administrative	41,887	32,509	29%	124,609	94,683	32%
Total operating expenses	$153,474	$125,860	22%	$460,984	$369,977	25%
Research, development and clinical study expenses. Research, development and clinical study expenses increased 3% to $53.6 million for the three months ended September 30, 2023 from $52.0 million for the same period in 2022, and increased 12% to $168.8 million for the nine-month period ended September 30, 2023 from $151.3 million in the same period in 2022. For the three months ended September 30, 2023, the change resulted primarily from an increase in quality assurance, regulatory affairs, product development, and safety costs in anticipation of clinical trial launches and regulatory filings. For the nine months ended September 30, 2023, the increase was primarily driven by a $12.2 million increase in quality assurance, regulatory affairs, product development, and safety costs and an increase of $5.1 million in other personnel expenses. Total research and development expenses can fluctuate quarter-to-quarter dependent upon the amount of clinical research organization services delivered, clinical materials procured and the number of trials actively underway within a given quarter.
Sales and marketing expenses. Sales and marketing expenses increased 40% to $58.0 million for the three months ended September 30, 2023 from $41.4 million for the same period in 2022, and increased 35% to $167.6 million for the nine-month period ended September 30, 2023 from $124.0 million for the same period in 2022. For the three and nine months ended September 30, 2023, these changes were primarily due to increases of $11.7 million and $24.4 million, respectively, in costs associated with geographic expansion and pre-launch activities intended to increase awareness in TTFields in anticipation of future approvals in new indications, as well as increased personnel costs of $1.3 million and $9.7 million, respectively.
General and administrative expenses. General and administrative expenses increased 29% to $41.9 million for the three-month period ended September 30, 2023 from $32.5 million for the same period in 2022, and increased 32% to $124.6 million for the nine months ended September 30, 2023 from $94.7 million for the same period in 2022. For the three and nine months ended September 30, 2023, these changes were primarily due to increases in personnel and project expenses to support potential new indication launches, new geographic launches, supply chain expansion and information technology enhancements of $9.4 million and $29.9 million, respectively.

	Three months ended September 30,			Nine months ended September 30,
	2023	2022	% Change	2023	2022	% Change
Financial income (expenses), net	$10,023	$1,194	739%	$27,948	$(2,743)	(1,119)%
Financial income (expenses), net. Financial income increased 739% to $10 million in income for the three months ended September 30, 2023 from $1.2 million of income for the same period in 2022 and financial income increased 1,119% to $27.9 million in income for the nine months ended September 30, 2023 from $2.7 million in expenses for the same period in 2022. For the three-month period ending September 30, 2023, the change from 2022 was primarily due to $8.0 million in increased interest income and $0.8 million in reduced foreign exchange rate expenses. For the nine-month period ending September 30, 2023, the change from 2022 was primarily due to $26.5 million in increased interest income and $4.6 million in reduced foreign exchange expenses.

	Three months ended September 30,			Nine months ended September 30,
	2023	2022	% Change	2023	2022	% Change
Income taxes	$1,263	$3,159	(60)%	$6,758	$5,943	14%
Income taxes. Income taxes decreased $1.9 million, or 60%, to $1.3 million for the three months ended September 30, 2023 from $3.2 million for the same period in 2022, and income taxes increased $0.8 million, or 14% to $6.8 million for the nine months ended September 30, 2023 from $5.9 million for the same period in 2022. The increase reflects a change in the mix of applicable statutory tax rates in active jurisdictions.
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

	Three months ended September 30,			Nine months ended September 30,
	2023	2022	% Change	2023	2022	% Change
Net income (loss)	$(49,485)	$(26,576)	86%	$(159,964)	$(55,231)	190%
Add: Income tax	1,263	3,159	(60)%	6,758	5,943	14%
Add: Financial expenses (income), net	(10,023)	(1,194)	739%	(27,948)	2,743	(1,119)%
Add: Depreciation and amortization	2,803	2,659	5%	8,246	7,924	4%
EBITDA	$(55,442)	$(21,952)	153%	$(172,908)	$(38,621)	348%
Add: Share-based compensation	26,346	26,305	—%	98,170	77,173	27%
Adjusted EBITDA	$(29,096)	$4,353	(768)%	$(74,738)	$38,552	(294)%
Adjusted EBITDA decreased by $33.4 million, or 768%, to a loss of $29.1 million for the three months ended September 30, 2023 from income of $4.4 million for the same period in 2022, and decreased by $113.3 million, or 294%, to a loss of $74.7 million for the nine months ended September 30, 2023 from income of $38.6 million for the same period in 2022. This decrease was primarily attributable to increased growth investments intended to expand our capacity to treat larger patient populations, to enhance commercial capabilities and to increase awareness of TTFields in anticipation of potential future approvals in new indications, and a reduction in revenue as described above.

Liquidity and Capital Resources
We have incurred significant losses and cumulative negative cash flows from operations since our founding in 2000. As of September 30, 2023, we had an accumulated deficit of $938.4 million. To date, we have primarily financed our operations through the issuance and sale of equity and the proceeds from long-term loans.
At September 30, 2023, we had $921.2 million in cash, cash equivalents and short-term investments, a decrease of $48.2 million compared to $969.4 million at December 31, 2022. We believe our cash, cash equivalents and short-term investments as of September 30, 2023 are sufficient for our operations for at least the next 12 months based on our existing business plan and our ability to control the timing of significant expense commitments. We expect that our operating expenses will continue to increase over the next several years and may outpace our gross profit as we prepare to expand into additional indications beyond GBM. As a result, we may need to raise additional capital to fund our operations.
The following summary of our cash flows for the periods indicated has been derived from our unaudited consolidated financial statements, which are included elsewhere in this Quarterly Report:

	Nine months ended September 30,
	2023	2022	Change	% Change
Net cash provided by (used in) operating activities	$(58,778)	$34,495	$(93,273)	(270)%
Net cash provided by (used in) investing activities	85,648	(11,897)	97,545	(820)%
Net cash provided by financing activities	13,877	12,081	1,796	15%
Effect of exchange rate changes on cash and cash equivalents	(69)	(252)	183	(73)%
Net increase (decrease) in cash, cash equivalents and restricted cash	$40,678	$34,427	$6,251	18%
Operating activities. Net cash used in or provided by operating activities represents our net income (loss) for the periods presented, share-based compensation and depreciation and amortization. Operating cash flows are also impacted by changes in working capital.
Net cash used in operating activities increased by $93.3 million from $34.5 million net cash provided by operating activities for the nine months ended September 30, 2022 to $58.8 million net cash used in operating activities for the nine months ended September 30, 2023. This increase was a result of net income decreasing $104.7 million, offset by a $9.5 million decrease in working capital, an increase of $6.2 million in cash to non-cash based expenses primarily consisting of shared-based compensation, and an increase of $4.3 million in other long term assets and liabilities. The $9.5 million decrease in working capital includes a $17.8 million decrease in accounts receivable offset by an increase of $6.2 million in inventories.
Investing activities. Our investing activities consist primarily of investments in and redemptions of our short-term investments as well as investments in property and equipment.
Net cash provided by investing activities was $85.6 million for the nine months ended September 30, 2023, compared to $11.9 million used in investing activities for the nine months ended September 30, 2022. The $85.6 million net cash provided by investing activities for the nine months ended September 30, 2023 was primarily attributable to $105.9 million of net proceeds from the maturity of short-term investments and the purchase of $20.3 million of property and equipment. The $11.9 million net cash used in investing activities for the nine months ended September 30, 2022 was primarily attributable to $3.0 million of net proceeds in short-term investments and by the purchase of $14.9 million of property and equipment.
Financing activities. To date, our primary financing activities have been the sale of equity and the proceeds from long-term loans. Net cash provided by financing activities was $13.9 million for the nine months ended September 30, 2023, as compared to $12.1 million provided by financing activities for the nine months ended September 30, 2022. The net cash provided by financing activities for the nine months ended September 30, 2023 and September 30, 2022 included proceeds from the exercise of options under the Company's stock option plan.
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
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not applicable.
Item 5.  Other Information
Departure of Directors or Certain Officers
On October 26, 2023, the Company announced that Pritesh Shah will resign as Chief Growth Officer, effective January 1, 2024, and will remain with the Company in a non-executive capacity

Securities Trading Plans of Executive Officers and Directors
Rule 10b5-1 under the Exchange Act provides an affirmative defense that enables prearranged transactions in securities in a manner that avoids concerns about initiating transactions at a future date while possibly in possession of material nonpublic information. Our Insider Trading Policy permits our executive officers and directors to enter into trading plans designed to comply with Rule 10b5-1.
The following table describes contracts, instructions or written plans for the purchase or sale of our securities that are intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) promulgated under the Securities Exchange Act of 1934, as amended (each a "Rule 10b5-1 Plan") adopted by our executive officers and directors during the three month period ending September 30, 2023:

Name	Title	Date of Adoption	Duration of Rule 10b5-1 Plan	Aggregate Number of Securities to be Purchased Pursuant to the Rule 10b5-1 Plan	Aggregate Number of Securities to be Sold Pursuant to the Rule 10b5-1 Plan
Pritesh Shah	Chief Growth Officer	August 8, 2023	8/30/2024	—	103,304

During the three-month period ending September 30, 2023, none of our executive officers or directors terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

NovoCure Limited

Date: October 26, 2023	/s/ Ashley Cordova
Ashley Cordova Chief Financial Officer (principal financial and accounting officer and duly authorized officer)