Form 10-K
period 2023-12-31
NovoCure Ltd
filed 2024-02-22
CIK 1645113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-K
______________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                             ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.                 ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the outstanding common equity of the registrant held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $1,415,046,375.
The number of shares of the registrant’s ordinary shares outstanding as of February 16, 2024 was 107,093,432.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2024 annual meeting of shareholders are incorporated by reference into Items 10, 11, 12, 13, and 14 of Part III of this Form 10-K. Such definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2023.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
In addition to historical facts or statements of current condition, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements contained in this report are based on our current plans, expectations, hopes, beliefs, intentions or strategies concerning future developments and their impact on us. Forward-looking statements contained in this report constitute our expectations or forecasts of future events as of the date this report was filed with the Securities and Exchange Commission and are not statements of historical fact. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Such statements may include words such as "anticipate," "will," "estimate," "expect," "project," "intend," "should," "plan," "believe," "hope," and other words and terms of similar meaning in connection with any discussion of, among other things, future operating or financial performance, strategic initiatives and business strategies, regulatory or competitive environments, our intellectual property and research and development related to our Tumor Treating Fields ("TTFields") devices marketed under various brand names, including "Optune Gio," "Optune Lua," and software, tools and other items to support and optimize the delivery of TTFields therapy (collectively, the "Products"). In particular, these forward-looking statements include, among others, statements about:

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
•our ability to maintain, develop, protect, defend or enforce our intellectual property position;
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
•To date, we have generated only occasional and intermittent operating profits, and we have a history of incurring substantial operating losses. As we expand, we may experience difficulties managing our growth.
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
•We depend on single-source suppliers and manufacturers for some of our components, the loss of which could prevent or delay shipments of our products to customers or delay our clinical studies.
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
•We are subject to fluctuations in global economic, political, environmental, and industry conditions, some of which may be unfavorable, including as a result of the COVID-19 or similar pandemic.
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
Risks relating to intellectual property
•If we fail to maintain, develop, protect, defend or enforce our intellectual property rights, competitors may be able to develop competing therapies.
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
iii

PART I

ITEM 1.  BUSINESS
Overview
We are a global oncology company with a proprietary platform technology called Tumor Treating Fields ("TTFields"), which are electric fields that exert physical forces to kill cancer cells via a variety of mechanisms. Our key priorities are to drive commercial adoption of Optune Gio® and Optune Lua®, our commercial TTFields therapy devices, and to advance clinical and product development programs intended to extend overall survival in some of the most aggressive forms of cancer.
Optune Gio is approved by the U.S. Food and Drug Administration ("FDA") under the Premarket Approval ("PMA") pathway for the treatment of adult patients with newly diagnosed glioblastoma ("GBM") together with temozolomide, a chemotherapy drug, and for adult patients with GBM following confirmed recurrence after chemotherapy as monotherapy treatment. We also have a CE certificate to market Optune Gio for the treatment of GBM in the European Union ("EU"), as well as approval or local registration in the United Kingdom ("UK"), Japan, Canada and certain other countries. Optune Lua is approved by the FDA under the Humanitarian Device Exemption ("HDE") pathway to treat malignant pleural mesothelioma and pleural mesothelioma (together, "MPM") together with standard chemotherapies. We have also received CE certification in the EU and approval or local registration to market Optune Lua in certain other countries. We market Optune Gio and Optune Lua in multiple countries around the globe with the majority of our revenues coming from the use of Optune Gio in the U.S., Germany and Japan. We are actively evaluating opportunities to expand our international footprint.
We believe the physical mechanisms of action behind TTFields therapy may be broadly applicable to solid tumor cancers. We are focusing our research and development activities in areas of greatest anticipated value creation. This includes non-small cell lung cancer, brain cancers, and pancreatic cancer.
In 2023, we announced results from our phase 3 LUNAR study evaluating the use of TTFields together with standard therapies following platinum-based treatment failure in the treatment of patients with metastatic non-small cell lung cancer ("NSCLC"). Patients treated with TTFields therapy and standard therapies demonstrated a statistically significant and clinically meaningful improvement in overall survival over standard therapies alone. The LUNAR study also showed a statistically significant and clinically meaningful improvement in overall survival when patients were treated with TTFields therapy and immune checkpoint inhibitors, as compared to those treated with immune checkpoint inhibitors alone, and a positive trend in overall survival when patients were treated with TTFields therapy and docetaxel versus docetaxel alone. In December 2023, we filed a PMA application with the FDA seeking approval for the use of TTFields therapy together with standard systemic therapies for the treatment of NSCLC following progression on or after platinum-based therapy. In January 2024, we announced the FDA had accepted this submission for filing. We are investing in pre-commercial launch activities and anticipate a decision in the second half of 2024.
We have several ongoing or planned trials which will further explore the use of TTFields therapy in the treatment of NSCLC, including the phase 3 METIS and LUNAR-2 trials, as well as the phase 2 KEYNOTE B36 and LUNAR-4 trials. In addition to our trials in NSCLC, we have multiple ongoing or planned trials in our brain and pancreatic cancer programs, including the phase 3 TRIDENT, KEYNOTE D58 and PANOVA-3 trials, and the phase 2 PANOVA-4 trial.
We anticipate expanding our clinical pipeline over time to study the safety and efficacy of TTFields therapy for additional solid tumor indications and combinations with other cancer treatment modalities.
Our therapy is delivered through a medical device and we continue to advance our Products with the intention to extend survival and maintain quality of life for patients. We have several product development programs underway that are designed to optimize the delivery of TTFields to the target tumor and enhance patient ease of use. Our intellectual property portfolio contains hundreds of issued patents and numerous patent applications pending worldwide. We believe we possess global commercialization rights to our Products in oncology and are well-positioned to extend those rights into the future as we continue to find innovative ways to improve our Products.
In 2018, we granted Zai Lab (Shanghai) Co., Ltd. ("Zai") a license to commercialize our Products in China, Hong Kong, Macau and Taiwan ("Greater China") under a License and Collaboration Agreement (the "Zai Agreement"). The Zai Agreement also establishes a development partnership intended to accelerate the development of TTFields therapy in multiple solid tumor cancer indications. For additional information, see Note 12 to the Consolidated Financial Statements.

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
Our track record of fundamental scientific research extends across more than two decades and, in all of our preclinical research to date, the application of TTFields has demonstrated a consistent anti-mitotic effect. Preclinical work suggests that the well-established impairment created by the physical effect of TTFields to tumor cells results in a series of changes to cell processes that downregulate DNA damage response, interfere with cell movement and migration, and increase anti-tumor immunity. Research is ongoing to further refine and build upon our understanding of TTFields' several mechanisms of action. Beyond our internal research efforts, we provide independent researchers with preclinical laboratory bench systems, known as inovitro™ and inovivo™, and we grant funding to support basic and translational research on TTFields therapy. We also support independent research through our Investigator-Sponsored Trials and Preclinical Material Transfer Agreement programs in order to enhance our understanding of the optimal use of TTFields therapy.
TTFields therapy is intended principally for use together with other standard-of-care cancer treatments. There is a growing body of evidence that supports TTFields therapy's broad applicability with certain other cancer therapies, including radiation therapy, certain chemotherapies and certain immunotherapies. In our clinical research and commercial experience to date, TTFields therapy has exhibited no systemic toxicity, with mild to moderate skin irritation being the most common side effect.
Our technology
TTFields therapy is delivered through a portable medical device. The complete devices, called Optune Gio and Optune Lua (for head and thoracic treatment, respectively), include a portable electric field generator, arrays, rechargeable batteries and accessories. Sterile, single-use arrays are placed directly on the skin in the region surrounding the tumor and connected to the electric field generator to deliver therapy. Arrays are changed when hair growth or the hydrogel reduces array adhesion to the skin. The therapy is designed to be delivered continuously throughout the day and night, and efficacy is strongly correlated to time on therapy. When the device is turned on, TTFields are continuously generated within the specific region of the body covered by the arrays. Healthy tissues located outside of this region remain unaffected by the therapy. The electric field generator can be run from a standard power outlet or carried with a battery in a specially designed bag that we provide to patients.
We plan to use the same field generator technology across all indications for which our Products are approved. We plan to specifically target individual solid tumor types by optimizing field generator parameters such as frequency and power output. Our arrays have been developed and are in use, either commercially or clinically, for application on the head, thorax and abdomen.

Through engineering efforts, we plan to continue to advance our Products to optimize TTFields therapy for patients. We have several product development programs underway designed to extend survival and enhance quality of life. Our product development programs are primarily focused on enhancements to the field generator, arrays and software applications. Our product development initiatives include, but are not limited to: continually improving our arrays to be thinner, lighter and more flexible, next generation array layout mapping software, development of a third generation device that optimizes the use of electric fields to treat tumors, and patient-centered software that enables scaled patient support as we prepare to treat larger patient populations across multiple indications. Our ultimate goal is to optimize the energy delivered to patients' tumors, potentially improving efficacy. Any enhancements will be subject to applicable regulatory reviews and approvals.
Our commercial business
Optune Gio is currently marketed for the treatment of GBM, the most common form of primary brain cancer and an aggressive disease for which there are few effective treatment options. Optune Lua is currently marketed for the treatment of MPM, a rare cancer that has been strongly linked to asbestos exposure. We market Optune Gio and Optune Lua in multiple countries around the globe with the majority of our revenues coming from the use of Optune Gio in the U.S., Germany and Japan.
Treatment of newly diagnosed GBM
In 2015, we received FDA approval to market Optune Gio (then known as Optune) for the treatment of adult patients with newly diagnosed supratentorial GBM in combination with temozolomide. The FDA approved Optune Gio for newly diagnosed GBM based on the EF-14 study ("EF-14"), which was a randomized phase 3 clinical study which compared, post radiation, Optune Gio plus temozolomide versus temozolomide alone for the treatment of newly diagnosed GBM. The primary endpoint of the study was progression-free survival and a powered secondary endpoint was overall survival.
In EF-14, Optune Gio plus temozolomide demonstrated unprecedented five-year survival results. Median overall survival was extended by nearly five months (median overall survival of 20.9 months versus 16.0 months for temozolomide alone). Median progression-free survival was extended by 2.7 months to 6.7 months for Optune Gio plus temozolomide from 4.0 months for temozolomide alone. The final EF-14 data were published in the Journal of the American Medical Association in 2017.
The following graph presents the overall survival data in the intent-to-treat population from our five-year analysis:

The extension of progression-free and overall survival in patients receiving Optune Gio in combination with temozolomide in EF-14 was not specific to any prognostic subgroup or tumor genetic marker and was consistent regardless of MGMT methylation status, extent of resection, age, performance status or gender. Optune Gio was safely combined with temozolomide with no significant increase in serious adverse events compared with temozolomide alone. The most common side effect related to Optune Gio was mild to moderate skin irritation.
Quality of life data from a pre-specified analysis of EF-14 demonstrated that patients treated with Optune Gio and temozolomide maintained quality of life over time and across predefined daily-functioning domains. Both healthcare professionals and patients reported stable quality of life evaluation scores up to one year of Optune Gio use. Physical, role, social, emotional and cognitive functioning for patients treated with Optune Gio and temozolomide all remained stable and comparable with patients treated with temozolomide alone.
The National Comprehensive Cancer Network Clinical Practice Guidelines in Oncology® (NCCN Guidelines®) for Central Nervous Systems Cancers were updated to include alternating electric fields therapy (Optune Gio) in combination with temozolomide following standard brain radiation therapy with concurrent temozolomide as a Category 1 recommended postoperative adjuvant treatment option for patients with newly diagnosed supratentorial GBM.
A post-hoc analysis of EF-14 showed that more time on Optune Gio predicted increased survival in newly diagnosed GBM patients. An Optune Gio monthly usage threshold as low as 50 percent correlated with significantly improved outcomes in patients treated with Optune Gio together with temozolomide compared to patients treated with temozolomide alone. The greater the patients’ monthly usage of Optune Gio, the better their outcomes. Patients who used Optune Gio more than 90 percent of the time (n=43) had the greatest chance of survival: a median survival of 24.9 months from randomization and a five-year probability of survival of 29.3 percent.
A separate post-hoc analysis of EF-14 showed that higher intensities at the tumor bed were associated with increased survival in newly diagnosed GBM patients. Patients treated with Optune Gio at higher intensities (greater than or equal to 1.06 V/cm; n=119) had a median overall survival of 24.3 months compared to a median overall survival of 21.6 months for patients treated with Optune Gio at lower intensities (less than 1.06 V/cm; n=221).
In these analyses, both time on therapy and higher intensity were associated with improved overall survival, independent of each other. In addition, patients who used Optune Gio at least 18 hours per day at higher intensity levels (n=78) had a median overall survival of 25.1 months (95% CI 20.8-39.4).
Treatment of recurrent GBM
We initially received FDA approval for Optune Gio in 2011 for use as a monotherapy treatment for adult patients with GBM, following confirmed recurrence after chemotherapy. The FDA approved Optune Gio based on the EF-11 study ("EF-11"), a randomized, phase 3 clinical study.
EF-11 was a multi-center, active controlled clinical study of 237 adults with recurrent GBM. Participants received either Optune Gio as a monotherapy (n=120) or the physician’s choice of chemotherapy (n=117). Chemotherapies chosen for the active control arm included mainly bevacizumab, nitrosoureas and temozolomide. The primary endpoint was superiority in overall survival. Overall survival for patients treated with Optune Gio alone and active chemotherapy was 6.6 months and 6.0 months, respectively (p=0.27: HR = 0.86). The study demonstrated that Optune Gio provided clinically comparable survival with an overall better quality of life.
More objective radiological responses were observed in the Optune Gio group than in the active control chemotherapy group (14 patients versus 7 patients). Three patients in the Optune Gio alone arm had a complete response versus no patients in the active chemotherapy arm.
In 2020, the EF-19 post-approval registry, which was a post-approval study required as a condition of FDA approval, confirmed the effectiveness and safety of Optune Gio as monotherapy and further strengthened Optune Gio's clinical profile in recurrent GBM. The EF-19 study studied Optune Gio as a monotherapy for the treatment of recurrent GBM in 192 patients compared to the 117 recurrent GBM patients who received best standard of care chemotherapy in Novocure’s EF-11 registration study. Optune Gio as monotherapy reduced the risk of death with fewer adverse events compared to best standard of care chemotherapy. For patients who received at least one course of therapy, Optune Gio prolonged survival by a median 1.7 months. No new safety signals were noted.
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
Our commercial markets
We have built a commercial organization and market Optune Gio for the treatment of GBM in multiple countries in North America, Europe and Asia.
In 2024, we estimate that approximately:
•15,000 people will be diagnosed with GBM or tumors that typically progress to GBM in the U.S. Of this population, we estimate that approximately 8,200 patients who are candidates for treatment with Optune Gio based upon the rate of disease progression and medical eligibility will actively seek treatment.
•4,600 people will be diagnosed with GBM or tumors that typically progress to GBM in Germany. Of this population, we estimate that approximately 2,500 patients who are candidates for treatment with Optune Gio based upon the rate of disease progression and medical eligibility will actively seek treatment.
•2,200 people will be diagnosed with GBM or tumors that typically progress to GBM in Japan. Of this population, we estimate that approximately 1,200 patients who are candidates for treatment with Optune Gio based upon the rate of disease progression and medical eligibility will actively seek treatment.
We believe there are many more patients who could benefit from treatment with TTFields therapy than are currently on therapy. We continue to focus on increasing penetration for GBM. In the future, we anticipate strategically expanding into additional geographic markets and additional indications, pending regulatory approval.
Commercial execution
As of December 31, 2023, we had 126 sales force colleagues globally. Healthcare providers must undergo a certification training in order to prescribe our Products.
Our sales and marketing efforts are principally focused on driving adoption of Optune Gio for the treatment of GBM among both neuro-oncologists and radiation oncologists. In certain countries, neurosurgeons and medical oncologists also drive adoption. We continue to focus on driving key academic center engagements.
We currently operate as a direct-to-patient distributor of our Products, except for Japan. In Japan, we distribute Optune Gio through hospitals and provide patient support services under a contractual arrangement with the hospital. Once an eligible patient is identified by a certified prescriber, the healthcare provider’s office submits a prescription order form and supporting documentation to us. We employ a team of Device Support Specialists who provide technical training to the patient and any caregivers. Once treatment is initiated, we provide 24/7 technical support for patients and caregivers as well as assistance with insurance reimbursement. We also provide the healthcare provider and the patient with a usage report for monitoring patient time on therapy. We believe we have the experience and expertise to scale our sales and marketing efforts.

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
We continue to work with payers to expand access to Optune Gio for patients with GBM. As of December 31, 2023, we have received national reimbursement for Optune Gio in Austria, France, Germany, Israel, Japan, Sweden and Switzerland.
In the U.S., a substantial majority of Americans with private health insurance had coverage of Optune Gio for newly diagnosed GBM and/or recurrent GBM as of December 31, 2023. As of September 2019, Americans who are beneficiaries of the Medicare fee-for-service program also have coverage of Optune Gio for newly diagnosed GBM. We are actively appealing Medicare fee-for-service coverage denials up to and including the Administrative Law Judge ("ALJ") process with Centers for Medicare and Medicaid Services ("CMS") and believe the outstanding denied and appealed claims that were most accessible were largely exhausted in 2022.
Our development pipeline
Based on the results of our preclinical research, we have developed a pipeline strategy to advance TTFields therapy through phase 2 and phase 3 studies across multiple solid tumor types. We anticipate expanding our clinical pipeline over time to include additional solid tumor cancer indications.
Current Development Pipeline
The solid tumor cancers subject to our phase 2 and phase 3 studies, as well as the studies themselves, are described in greater detail below. In addition to our studies in tumors of the head, thorax and abdomen, we continue to conduct research in our approved indications to further advance the scientific evidence supporting the use of TTFields therapy in GBM and to gather additional information about our therapy's optimal use.
Glioblastoma
GBM is the most common and aggressive form of primary brain cancer. It is estimated that approximately 15,000 patients are diagnosed with GBM or tumors that typically progress to GBM each year in the U.S. Following diagnosis, standard of care treatment includes surgical resection, followed by radiotherapy with concomitant chemotherapy, followed by TTFields therapy together with maintenance chemotherapy.
TRIDENT phase 3 trial
In January 2024, the final patient was enrolled in our TRIDENT trial ("TRIDENT"), a phase 3 study testing the potential survival benefit of initiating Optune Gio concurrent with radiation therapy and maintenance temozolomide in patients with newly diagnosed GBM. The primary endpoint is overall survival. Secondary endpoints include, but are not limited to, progression-free survival, survival rates at one and two years, overall radiological response, severity and frequency of adverse effects, pathological changes in resected GBM tumors post treatment, quality of life, and correlation of overall survival to TTFields dose. TRIDENT was designed to accrue 950 patients with a 24-month minimum follow-up period after the last patient is enrolled. Final data from the TRIDENT trial is anticipated in 2026.
2-THE-TOP phase 2 trial
In November 2023, Dr. David Tran, Chief of the Division of Neuro-Oncology at the University of Southern California Keck School of Medicine and co-Director of the USC Keck Brain Tumor Center, presented updated data from the phase 2 2-THE-TOP study testing the safety and efficacy of TTFields therapy together with pembrolizumab and maintenance temozolomide for the treatment of adult patients with newly diagnosed GBM. The primary endpoint was progression-free survival, as compared to a case-matched cohort of 56 patients from the EF-14 study. Secondary endpoints included overall survival and toxicity.
A total of 26 patients were recruited to the study with a median age of 60.5 years. Median progression-free survival was 12.0 months versus 5.8 months (hazard ratio=0.377, P=0.0026). Median overall survival was 24.8 months versus 14.6 months in controls (hazard ratio=0.522, P=0.047). Residual tumor size positively correlated with the objective response and survival. Six of 15 (40%) patients with measurable disease achieved partial to complete response. Molecular analyses confirmed robust T cell activation by TTFields via T1IFN-dependent plasmacytoid dendritic cells (Spearman coefficient=-0.8, P=0.014). Successful clonal replacement of the most expanded T cell clones after pembrolizumab strongly predicted objective responses to the triple combination in a Cox hazard ratio fit model (concordance rate = 0.876, P = 0.031). The most common adverse events were thromboses (15%), seizures (12%), and metabolic disturbances (8%). Additional molecular analyses will be conducted and updated in the future.
The 2-THE-TOP study concluded that the triple combination of TTFields therapy, temozolomide, and pembrolizumab is well tolerated and demonstrated promising efficacy in newly diagnosed GBM patients. In 2022, we entered into a clinical collaboration agreement with MSD, a tradename of Merck & Co., Inc., ("MSD") to conduct a double-blind, placebo-controlled phase 3 trial further exploring the efficacy of this therapy regimen. The phase 3 KEYNOTE D58 trial will utilize the regimen of TTFields therapy concomitant with pembrolizumab and maintenance temozolomide for the treatment of newly diagnosed GBM. Novocure and MSD are currently finalizing the design of the KEYNOTE D58 protocol, with trial launch anticipated in 2024.
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
LUNAR phase 3 trial
In 2021, we enrolled the last patient in our LUNAR trial ("LUNAR"), a phase 3 study testing the effectiveness of TTFields therapy in combination with immune checkpoint inhibitors or docetaxel versus immune checkpoint inhibitors or docetaxel alone for patients with stage 4 NSCLC who progressed during or after platinum-based therapy. It is estimated that approximately 30,000 patients actively seek treatment for stage 4 NSCLC after progressing during or after platinum-based therapy each year in the U.S. The primary endpoint was superior overall survival of patients treated with TTFields therapy plus immune checkpoint inhibitors or docetaxel versus immune checkpoint inhibitors or docetaxel alone.
In June 2023, we presented positive results from the LUNAR study which met its primary endpoint with a statistically significant and clinically meaningful 3-month improvement in median overall survival with TTFields therapy added to standard therapies (hazard ratio=0.74, P=0.035). Patients randomized to receive TTFields therapy together with standard therapies (n=137) demonstrated median overall survival of 13.2 months compared to 9.9 months in patients treated with standard therapies alone (n=139). Patients randomized to receive TTFields therapy and physician’s choice immune checkpoint inhibitor (n=66) demonstrated a median overall survival of 18.5 months, a profound extension compared to the median overall survival of 10.8 months demonstrated by patients that received immune checkpoint inhibitor alone (n=68; hazard ratio=0.63; P=0.03). Patients randomized to receive TTFields therapy and docetaxel (n=71) had a positive survival trend with a median overall survival of 11.1 months vs 8.7 months (n=71; hazard ratio=0.81, P=0.28). TTFields therapy was well-tolerated with no added systemic toxicities and few grade 3 (no grade 4 or 5) device-related adverse events.
In August 2023, the data from the LUNAR study were published in The Lancet Oncology, and additional data detailing the LUNAR study have since been presented at multiple medical congresses. In December 2023, we submitted a PMA application to the FDA based upon the LUNAR results, seeking approval for the use of TTFields therapy together with standard systemic therapies for the treatment of NSCLC following progression on or after platinum-based therapy, which has since been accepted for filing by the FDA. We have also filed applications for use to the necessary regulatory bodies in Europe and Japan.
LUNAR-2 phase 3 trial
In July 2023, the FDA accepted the investigation device exemption for the LUNAR-2 clinical trial ("LUNAR-2"), a randomized, phase 3 study evaluating the efficacy of TTFields therapy concomitant with pembrolizumab and platinum-based chemotherapy for the treatment of patients with metastatic NSCLC. The two primary endpoints of LUNAR-2 are overall survival and progression-free survival. Secondary endpoints include, but are not limited to, progression-free survival and overall survival according to patient histology, progression-free survival and overall survival according to patient tumor proportion score, one-, two-, and three-year survival rates, objective response rate, duration of response, disease control rate and severity and frequency of adverse effects. LUNAR-2 is designed to accrue 734 patients with a 21-month follow-up following the enrollment of the last patient.
KEYNOTE B36 phase 2 trial
In 2022, the first patient was enrolled in our KEYNOTE B36 trial ("KEYNOTE B36"), a phase 2 study evaluating the safety and efficacy of TTFields therapy together with the anti-PD-1 therapy pembrolizumab for the treatment of first-line metastatic NSCLC. The primary endpoint is progression-free survival. Secondary endpoints include, but are not limited to, overall survival, objective response rate, duration of response, disease control rate and severity and frequency of adverse effects. Enrollment in KEYNOTE B36 is ongoing. The trial is designed to accrue 100 patients with a 12-month minimum follow-up period after the last patient is enrolled. KEYNOTE B36 is the result of a clinical study collaboration with MSD.
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
METIS phase 3 trial
In March 2023, we enrolled the final patient in our METIS study ("METIS"), a phase 3 study testing the effectiveness of SRS plus TTFields therapy compared to SRS alone in patients with brain metastases resulting from NSCLC. It is estimated that between 20 to 40% of patients with NSCLC develop brain metastases, with an estimated 38,000 to 77,000 patients diagnosed each year in the U.S. with brain metastases resulting from NSCLC. The primary endpoint of METIS is time to first intracranial progression. Secondary endpoints include, but are not limited to, time to neurocognitive failure, overall survival and radiological response rate following study treatments. METIS is designed to accrue 270 patients with a minimum 12-month follow-up period following the final patient enrollment. Top-line data is anticipated in the first quarter of 2024.
Pancreatic cancer
Pancreatic cancer is one of the most lethal cancers and is the third most frequent cause of death from cancer in the U.S. While overall cancer incidence and death rates are remaining stable or declining, the incidence and death rates for pancreatic cancer are increasing. It is estimated that approximately 60,000 patients are diagnosed with pancreatic cancer each year in the U.S. Pancreatic cancer has a five-year relative survival rate of just 10 percent.
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
PANOVA-3 phase 3 trial
In February 2023, the final patient was enrolled in our PANOVA-3 trial ("PANOVA-3"), a phase 3 study evaluating the efficacy of TTFields therapy together with nab-paclitaxel and gemcitabine versus nab-paclitaxel and gemcitabine alone as a front-line treatment for unresectable locally advanced pancreatic cancer. It is estimated that approximately 48,000 patients are diagnosed with unresectable pancreatic cancer each year in the U.S.
The primary endpoint of PANOVA-3 is overall survival. Secondary endpoints include, but are not limited to, progression-free survival, local progression-free survival, objective response rate, one-year survival rate, quality of life, pain-free survival, resectability rate and frequency and severity of adverse events. A pre-specified interim analysis was completed in July 2023, with the recommendation that the trial proceed to final analysis. PANOVA-3 is designed to enrolled 556 patients with an 18-month minimum follow-up period after the last patient is enrolled. Top-line data from the PANOVA-3 trial is anticipated in the fourth quarter of 2024.
PANOVA phase 2 trial
In 2018, we published the results of our phase 2 study in advanced pancreatic adenocarcinoma, the PANOVA study ("PANOVA"), examining TTFields therapy in combination with standard of care chemotherapy.
PANOVA was a multicenter, non-randomized, open-label study. The study included 40 patients with locally advanced or metastatic pancreatic cancer whose tumors could not be removed surgically and who had not received chemotherapy or radiation therapy prior to the clinical study. Patients were enrolled between 2014 and 2016 in two cohorts: The first cohort of 20 patients received TTFields therapy with standard doses of gemcitabine alone. The second cohort of 20 patients received TTFields therapy with standard doses of nab-paclitaxel plus gemcitabine.
In the first cohort, efficacy results showed that progression-free survival and overall survival of patients treated with TTFields therapy combined with gemcitabine were more than double those of gemcitabine-treated historical controls. Median progression-free survival in the TTFields therapy-treated group was 8.3 months (compared to 3.7 months in the gemcitabine historical control), with locally advanced patients reaching a median progression-free survival of 10.3 months and patients with metastatic disease reaching a median progression-free survival of 5.7 months. The median overall survival for all patients was 14.9 months (compared to 6.7 months in the gemcitabine historical control). Median overall survival was not reached in locally advanced patients and 86% of patients were alive at end of follow up. Patients with metastatic disease experienced a median overall survival of 8.3 months. One-year survival was 55% (compared to 22% in the gemcitabine historical control). Of 11 patients with available CT scans, 5 (45%) had a partial response (compared to 7% with gemcitabine alone), 5 (45%) had stable disease, which means that the cancer is neither decreasing nor increasing in extent or severity, and 1 (10%) had progressive disease.
In the second cohort, efficacy results showed that progression-free survival and overall survival of patients treated with TTFields therapy combined with nab-paclitaxel plus gemcitabine were more than double those of nab-paclitaxel plus gemcitabine-treated historical controls. Median progression-free survival in the TTFields therapy-treated group was 12.7 months (compared to 5.5 months in the nab-paclitaxel plus gemcitabine historical control) and median overall survival was not yet reached. The one-year survival rate was 72% (compared to 35% in nab-paclitaxel plus gemcitabine historical control). Of the 15 patients with available CT scans, 6 (40%) had a partial response (compared to 23% with the nab-paclitaxel plus gemcitabine alone), 7 (47%) had stable disease and 2 (13%) had progressive disease.
Safety results from both cohorts suggested that TTFields therapy plus first-line chemotherapies nab-paclitaxel and/or gemcitabine may be tolerable and safe in patients with advanced pancreatic cancer. Patients reported no serious adverse events related to TTFields therapy.
PANOVA-4 phase 2 trial
In 2023, the first patient was enrolled in the phase 2 PANOVA-4 trial ("PANOVA-4") evaluating the safety and efficacy of TTFields therapy together with atezolizumab, gemcitabine and nab-paclitaxel in the treatment of metastatic pancreatic cancer. The primary endpoint of PANOVA-4 is disease control rate. Secondary endpoints include, but are not limited to, overall survival, progression-free survival, one-year survival, objective response rate and frequency and severity of adverse events. PANOVA-4 is designed to accrue 76 patients with a 12-month follow-up following enrollment of the last patient. PANOVA-4 is the result of a clinical study collaboration with Roche.
Other Clinical Results
In addition to our current development pipeline, we have conducted phase 2 and phase 3 clinical trials exploring the use of TTFields therapy in a variety of other solid tumor cancers. These trials are described in greater detail below.
Gastric cancer
EF-31 phase 2 trial
In 2022, we announced the final results from our EF-31 phase 2 study, a single-arm study evaluating the safety and efficacy of TTFields therapy together with XELOX chemotherapy (and trastuzumab for HER2-positive patients) as first-line treatment for patients with unresectable gastric adenocarcinoma or gastroesophageal junction adenocarcinoma in partnership with Zai. In 26 evaluable patients, the primary endpoint, confirmed objective response rate, was 50%, median progression-free survival was 7.8 months, duration of response was 10.3 months and median overall survival had not yet been reached with a one-year survival rate of 72%.
Liver cancer
HEPANOVA phase 2 trial
In 2021, we announced the final results of our HEPANOVA phase 2 trial, a single-arm study evaluating the safety and efficacy of TTFields therapy in combination with sorafenib for the treatment of advanced hepatocellular cancer.

In 21 evaluable patients, HEPANOVA showed a 9.5% objective response rate and 76% disease control rate, as well as 5.8 months of progression free survival, compared to historical control data showing a 4.5% objective response rate and 43% disease control rate for patients treated with sorafenib alone.
Ovarian cancer
INNOVATE-3 phase 3 trial
In August 2023, we announced preliminary results from the phase 3 INNOVATE-3 trial ("INNOVATE-3"), studying the effectiveness of TTFields therapy with paclitaxel in patients with platinum-resistant ovarian cancer. INNOVATE-3 did not meet its primary endpoint of overall survival at the final analysis. Patients randomized to receive TTFields therapy plus paclitaxel (n=280) demonstrated a median overall survival of 12.2 months compared to a median overall survival of 11.9 months in patients treated with paclitaxel alone (n=278) (hazard ratio=1.008). Consistent with previously reported studies, TTFields therapy was well-tolerated with no added systemic toxicities. Post-hoc analyses of the INNOVATE-3 results are ongoing and we expect to present findings at upcoming medical congresses.
Zai License and Collaboration Agreement
In 2018, we announced a strategic collaboration with Zai. The collaboration agreement grants Zai a license to commercialize our Products in Greater China and establishes a development partnership intended to accelerate the development of TTFields therapy in multiple solid tumor cancer indications. Zai has launched Optune Gio for the treatment of newly diagnosed GBM in Hong Kong and mainland China and is seeking marketing authorization for GBM in Taiwan. For additional information, see Note 12 to the Consolidated Financial Statements.
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
Intellectual property
We believe we possess global commercialization rights to our Products in oncology and are well-positioned to extend those rights into the future as we continue to find innovative ways to improve our Products. Our robust global patent and intellectual property portfolio consists of hundreds of issued patents in multiple jurisdictions covering various aspects of our devices and related technology. In the U.S., our patents have expected expiration dates between 2024 and 2041. We have also filed several hundred additional patent applications worldwide, that, if issued, may protect aspects of our platform beyond the current last-to-expire patent in the relevant market. These pending applications cover innovations relating to our arrays, field generators and software platform, in addition to other topics related to TTFields therapy. Our reliance on intellectual property involves certain risks, as described under the heading "Risk factors—Risks relating to intellectual property."
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
Pursuant to our strategic collaboration with Zai, we granted Zai a license to commercialize TTFields therapy in Greater China. For additional information, see Note 12 to the Consolidated Financial Statements.
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
Our intellectual property portfolio is continuously expanding as we find new and unique ways to improve TTFields therapy. We believe these intellectual property rights would provide an obstacle to the introduction of state of the art TTFields therapy devices by a competitor. However, competitors may be able to offer less sophisticated TTFields therapy devices that utilize technology described in expired patents and/or choose to market their system(s) in countries where we have limited or no enforceable intellectual property rights. Competitors could also pursue alternative technologies for the application of TTFields into a patient that we did not foresee or protect. We are aware of a few third parties in the United States and China developing devices and filing for intellectual property protection related to TTFields therapy.
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
Premarket approval (PMA) and Humanitarian Device Exemption (HDE) pathways
Optune Gio and Optune Lua are classified as Class III devices as they are deemed to be life-sustaining devices. Accordingly, we were required to receive PMA for Optune Gio, which the FDA granted in April 2011 and October 2015 for the treatment of recurrent and newly diagnosed supratentorial GBM, respectively, in adult patients. We expect that we will be required to receive PMA for the use of our Products for future indications.
A PMA must be supported by extensive data, including from technical tests, preclinical studies and clinical studies, manufacturing information and intended labeling to demonstrate, to the FDA’s satisfaction, the safety and effectiveness of a medical device for its intended use. During the PMA review period, the FDA will typically request additional information or clarification of the information already provided. Also, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. The FDA may or may not accept the panel’s recommendation. In addition, the FDA will generally conduct a pre-approval inspection of the manufacturing facility or facilities to ensure compliance with the QSR. Prior to approval of the Optune Gio PMA for the treatment of recurrent GBM, we and our critical component suppliers were each inspected by the FDA.
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
As is typical with medical device companies, we have received approval for a number of post-approval PMA supplements for GBM, including for modifications to Optune Gio’s electric field generator, arrays, software, manufacturing processes and labeling. Future modifications may be considered by us as the need arises, some of which we may deem to require a PMA supplement application and others to require reporting in our PMA Annual Report.
For class III devices intended to treat disease affecting 8,000 individuals or less per year in the U.S., called Humanitarian Use Devices ("HUD"), the FDA has a separate marketing authorization pathway called the HDE. Approval basis for an HDE is a "reasonable assurance of safety" and that the probable benefit to health outweighs risk of injury from its use, which means a traditional phase 3 study usually is not required to support approval.
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
Post-approval studies are also typically required as a condition of PMA to reinforce the reasonable assurance of safety and effectiveness. Such studies are conducted in the post-market setting with the approved device, often to address the long-term use of the device or other discrete questions that may have been raised based on the clinical data from the IDE clinical study. The FDA required a post-approval registry study as a condition of approval for Optune Gio for recurrent GBM, which we completed.
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
Foreign approvals and CE mark
Market access, sales and marketing of medical devices outside of the U.S. are subject to foreign regulatory requirements that vary widely from country to country. In the European Economic Area (“EEA”), for Novocure’s devices these include the requirement to obtain a CE Certificate and to affix a CE mark to our Products. In the EEA, whether or not we have obtained FDA approval, our devices must be subject to conformity assessment procedure involving an EEA notified body, a private organization accredited by an EEA member state to conduct conformity assessment procedures under the MDR. Apart from low risk medical devices (Class I with no measuring function and which are not sterile), a conformity assessment procedure requires the intervention of a notified body. The notified body typically audits and examines the device’s technical documentation, including the clinical evaluation, and the quality system for the manufacture, design and final inspection of our devices before issuing a CE Certificate demonstrating compliance with the relevant requirements or the quality system requirements laid down in the relevant Annexes to the MDR. Following the issuance of this CE Certificate, we can draw up a declaration of conformity and affix the CE mark to the devices covered by this CE Certificate. The time required to CE mark our devices or to obtain approval from other non-U.S. authorities may be longer or shorter than that required for FDA approval. Moreover, the MDR, which became applicable on May 26, 2021, with transitional provisions for "legacy" devices under the MDD, imposed new, stricter requirements that we must comply with in order to obtain CE Certificates for new devices, and to renew the CE Certificates for our MDD-Products when these expire, or at the latest, December 31, 2027 or 2028, depending on the device, whichever comes first. In addition, as of May 25, 2021, in the absence of a new MRA, Switzerland is now considered a non-EU “third country” with respect to medical devices, meaning that movement of our Products bearing a CE mark from the EEA to Switzerland is subject to additional requirements. In the UK, we were able to market and sell our Products under the CE mark until June 2023. Thereafter, our Products have been regulated under the UK Regulations.
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
•refusing or delaying our requests for approval of device candidates or a modified version of Optune Gio;
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
Human Capital Resources
As of December 31, 2023, we had 1,453 employees, compared to 1,320 employees as of December 31, 2022. We believe relations with our employees are good.
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
In November 2023, we announced a series of actions to strengthen and optimize our business operations to support near-term growth drivers and long-term value creation. The plan included a reduction in headcount of approximately 200 employees or 13% of our then current workforce. Field-based commercial and field-based medical employees were minimally affected. We expect that the workforce reduction, along with other actions, will enable us to fund future growth priorities without an associated increase in expected forward operating cash burn. We continue to focus resources on our global commercial infrastructure and launch preparation ahead of our anticipated indication in metastatic non-small cell lung cancer and on high-potential research and development programs.
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

Risks relating to our business and our Products
Our business and prospects depend heavily on Optune Gio, which is currently approved only for the treatment of GBM, and Optune Lua, which is currently approved only for the treatment of MPM, with approvals pending for NSCLC. If we are unable to increase sales of our Products, obtain further regulatory approvals and commercialize our Products for the treatment of additional indications, or are significantly delayed or limited in doing so, our business and prospects will be materially harmed.
To date we have received FDA regulatory approval under the PMA pathway and certain approvals in other jurisdictions for the use of Optune Gio for the treatment of adult patients with newly diagnosed GBM when used together with certain forms of chemotherapy and for the treatment of adult patients with recurrent GBM as monotherapy. Optune Gio has a CE mark affixed for the treatment of GBM in the EU and Switzerland. We have also received FDA approval under the HDE pathway to market Optune Lua for unresectable, locally advanced or metastatic, MPM when used together with standard chemotherapies. Optune Lua is also CE Certified for the same indication in the EU and Switzerland. However, such approvals and maintaining the CE Certificates of Conformity, and related CE marking, of our Products, as applicable, do not guarantee future revenues for these indications. Further, until we receive FDA and analogous approval in other jurisdictions for the use of our Products for other indications, almost all of our revenues will derive from sales and royalties from sales of Optune Gio for the treatment of newly diagnosed and recurrent GBM. The commercial success of our Products and our ability to generate and maintain revenues from the sale of our Products will depend on a number of factors, including:
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
•our ability to obtain and maintain sufficient coverage or reimbursement by private and governmental third-party payers and to comply with applicable health care coverage laws and regulations;
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

In addition, the promotion of our Products is limited to approved indications, which vary by geography. The labelling for Optune Gio in the U.S. is limited in certain respects (for example, it is approved specifically for glioblastomas of the supratentorial region of the brain, is indicated for use in the treatment of newly diagnosed GBM only when used together with temozolomide, and limited to use by adults ages 22 and older), which may limit the number of patients to whom it is prescribed. Similarly, the label for Optune Lua also contains certain limitations that may adversely affect adoption, including the requirement in the United States (applicable to all HDE-approved devices) to display on all marketing materials that the efficacy of the Product has not been established, as well as a limitation for use by adults ages 22 and older, and the absence of phase 3 clinical data.
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
To date, we have generated only occasional and intermittent operating profits, and we have a history of incurring substantial operating losses.
We were founded in 2000 and have only occasionally and intermittently generated operating profits. We have otherwise had a history of and expect to continue incurring substantial operating losses. We anticipate continuing to incur significant costs associated with commercializing our Products for approved indications including product sales, marketing, manufacturing, and distribution expenses. We expect our research, development, and clinical study expenses to increase in connection with our ongoing activities and as additional indications enter late-stage clinical development and as we advance our product development. Our expenses could increase beyond expectations if, for example, we are required by the FDA, or other regulatory agencies or similar governing bodies, to change manufacturing processes for our Products or to perform clinical, nonclinical or other types of studies in addition to those that we currently anticipate. Our revenues are dependent, in part, upon the size of the markets in the jurisdictions in which we receive regulatory approval, the accepted price for our Products and the ability to obtain coverage for our Products and thereafter reimbursement at the accepted applicable price. If the number of addressable patients is not as significant as we estimate, the indications approved by regulatory authorities are narrower than we expect or the eligible population for treatment is narrowed by competition, regulatory approvals, physician choice or treatment guidelines, we may not generate significant revenues. If we are not able to generate significant revenues, we may never be sustainably profitable.
Our clinical studies could be delayed or otherwise adversely affected by many factors, including difficulties in enrolling patients.
Clinical testing can be costly and take many years, and the outcome is uncertain and susceptible to varying interpretations. Moreover, success in preclinical and early clinical studies does not ensure that large-scale studies will be successful or predict final results. Acceptable results in early studies may not be replicable in later studies. A number of companies in the oncology industry have suffered significant setbacks in advanced clinical studies, even after promising results in earlier studies. Negative or inconclusive results or adverse events or incidents during a clinical study could cause the clinical study to be redone or terminated. In addition, failure to appropriately construct clinical studies could result in high rates of adverse events or incidents, which could cause a clinical study to be suspended, redone or terminated. We may be unable to obtain reimbursement for our Products where our Products are already part of the approved standard of care. We may be unable to obtain other drugs or therapies that are to be used together with our Products in a given protocol, either due to supply issues, recall or the ability to obtain materials in an efficient or economically feasible manner. Our failure or the failure of third-party participants in our studies to comply with their obligations to follow protocols and/or legal requirements may also result in our inability to use the affected data in our submissions to regulatory authorities.
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
•standards of care may vary by geographic region, affecting whether our protocols may be valid in a given region;
•the nature of the study protocol, including the attractiveness of, or the discomforts and risks associated with, the treatments received by enrolled subjects;
•difficulties and delays in clinical studies that may occur as a result of the COVID-19 or similar pandemic;
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
Our global business strategy includes, in part, the consummation of collaborative arrangements with companies who will support the development and commercialization of our Products and technology. For example, we have exclusively licensed rights to commercialize our Products in the field of oncology in Greater China to Zai pursuant to an agreement that also establishes a development partnership for Tumor Treating Fields (“TTFields”) therapy in multiple solid tumor indications. Zai is responsible for the development and commercialization of our Products in Greater China at its sole cost with certain assistance from us. We have also entered into several clinical collaborations with third parties to test our Products and technology together with other products and technologies.
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
Our business model is predicated on achieving market acceptance of our Products as a monotherapy or together with well-established cancer treatment modalities like surgery, radiation, pharmacological and immunocologic therapies. We may not achieve market acceptance of our Products for current or future indications within the timeframes we have anticipated, or at all, for a number of different reasons, including the following factors:
•it may be difficult to gain or maintain broad acceptance of our Products because they are new technologies and involve a novel mechanism of action and, as such, physicians may be reluctant to prescribe our Products without prior experience or additional data or training;
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

•our Products may have side effects (for example, dermatitis where the arrays are placed) and our Products cannot be worn in all circumstances (for example, they cannot get wet and are difficult to wear in high temperatures); and
•the price of our Products includes a monthly fee for use of the device and therefore, as the duration of the treatment course increases, the overall price will increase correspondingly and, when used together with other treatments, the overall cost of treatment will be greater than using a single type of treatment.
In particular, our Products may not achieve market acceptance for current or future indications because of the following additional factors:
•achieving patient acceptance could be difficult because we are targeting devastating diseases with poor prognoses, and not all patients with potentially short lifespans are willing to comply with requirements of treatment with our Products, such as the need to use our Products for a certain amount of time per day, carrying around a device and shaving the area where the arrays are worn, and other patients may forego our Products for financial, privacy, cosmetic, visibility or mobility reasons;
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
•efficacy may also be limited in instances where patients take a break from the device, for example when experiencing skin rashes or while bathing or swimming (because our Products should not get wet); and
•patients may decline therapy or prescribers may be unwilling to prescribe our Products due to certain adverse events reported in clinical studies by patients treated with our Products as monotherapy include medical device site reaction, headache, malaise, muscle twitching, fall and skin ulcer; additional adverse events reported in clinical studies by patients treated with our Products when used together with chemotherapies in addition to the above, were thrombocytopenia, nausea, constipation, vomiting, fatigue and other side effects consistent with treatment with chemotherapies.
In addition, even if we are successful in achieving market acceptance of our Products for GBM or MPM, we may be unsuccessful in achieving market acceptance of our Products for other indications, such as brain metastases from NSCLC, NSCLC, pancreatic cancer and other solid tumor cancers, because certain radiation, chemotherapies and/or systemic medical therapies may become or remain the preferred standard of care for these indications.
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
Private and government payers around the world are increasingly challenging the prices charged for medical products and services. Additionally, the containment of healthcare costs has become a priority of governments around the world. Adoption of additional price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures by both private and public payers, could further limit our revenues and operating results. If third-party payers do not consider our Products or the use of our Products together with additional treatments to be cost-justified under a required cost-testing model, they may not cover our Products for their populations or, if they do, the level of reimbursement may not be sufficient to allow us to sell our Products on a profitable basis.
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
We have secured unique HCPCS Level II codes that describe our Products and we are able to use these codes in the U.S. to bill third-party payers. Loss of these codes or any alteration in the reimbursement amounts attached to these codes would materially impact our operating results. We do not expect to obtain different codes for new indications.
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
We anticipate that a significant portion of patients using our Products will be beneficiaries under the Medicare fee-for-service program in the U.S, including a majority of our Optune Lua patients for NSCLC, once approved in that indication. Failure to secure or maintain coverage or maintain adequate reimbursement from Medicare would reduce our revenues and may also affect the coverage and reimbursement decisions of other third-party payers in the U.S. and elsewhere.
Medicare classifies Optune Gio and Optune Lua as durable medical equipment ("DME"). Medicare has the authority to issue national coverage determinations or to defer coverage decisions to its regional Medicare Administrative Contractors ("MACs"). The fact that only two MACs administer the entire DME program may negatively affect our ability to petition individual medical policy decision-makers at the MACs for coverage. The absence of a positive coverage determination or a future restriction to existing coverage from Medicare or the DME MACs would materially affect our future revenues.
Additionally, Medicare has the authority to publish the reimbursement amounts for DME products. Medicare has published a reimbursement amount for Optune Gio that falls below the median reimbursement that we have established with non-Medicare payers. Medicare may in the future publish reimbursement amounts for our Products that do not reflect then-current prices for our Products or Medicare may decrease existing reimbursement amounts published for our Products. Medicare fee schedules are frequently referenced by private payers in the U.S. and around the world. Medicare's publication of reimbursement amounts for our Products that are below our Products’ established prices could materially reduce our revenues and operating results with respect to non-Medicare payers in the U.S. and our other active markets.
Medicare has assigned the billing codes describing our Products to the DME category for products that require frequent and substantial servicing. DME items in this billing category are billed monthly and payment is not capped after a time period. If Medicare revises its payment category classifications for our Products, this action could materially reduce our revenues and operating results.
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
The Medicare fee-for-service program denied coverage for all claims prior to the September 1, 2019 effective date for the DME MAC LCD, which provides coverage for Optune Gio for the treatment of newly diagnosed GBM subject to certain conditions and restrictions. We expect that Medicare will continue to deny essentially all claims that do not meet the coverage policy terms. Although we are actively appealing these coverage denials, we are unable to bill the vast majority of our existing Medicare fee-for-service patients for amounts not paid by Medicare. Therefore, we are absorbing and may continue to absorb the costs of treatment for amounts not paid by Medicare.
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
While we have obtained Medicare coverage for our existing Products, we cannot provide any assurance that we can access transitional, expedited, or expanded Medicare coverage for our future Products. CMS has issued new draft guidance regarding coverage of emerging technologies that does not specifically address whether our future Products will obtain coverage. While these are only guidelines and they remain in draft form subject to final issuance, we cannot provide any assurance that any new rules regarding emerging technologies would be applicable to our future Products.

We depend on single-source suppliers for some of our components. The loss of these suppliers could prevent or delay shipments of our Products, delay our clinical studies or otherwise adversely affect our business.
In certain jurisdictions, we source some of the components of our Products from only a single vendor or manufacturer. If any one of these single-source suppliers were to fail to continue to provide components to us on a timely basis, or at all, our business and reputation could be harmed. Our policy is to seek and maintain second-source suppliers, but we can provide no assurance that we will secure or maintain such suppliers. We have developed or are in the process of developing and obtaining regulatory approval for second sources for components in all jurisdictions. Various steps must be taken before securing these suppliers, including qualifying these suppliers in accordance with regulatory requirements, but we may never receive such approvals. The risks associated with the failure of our suppliers to comply with strictly enforced regulatory requirements as described below are exacerbated by our dependence on single-source suppliers.
If we experience any deficiency in the quality of, delay in or loss of availability of any components supplied to or manufactured for us by third-party suppliers, or if we switch suppliers or components, we may face additional regulatory delays and the manufacture and delivery of our Products would be interrupted for an extended period of time, which could materially adversely affect our business, prospects, financial condition and results of operations. If we are required to obtain prior regulatory approval from the FDA or regulatory authorities or similar governing bodies in other jurisdictions or to conduct a new conformity assessment procedure and obtain new CE Certificates of Conformity in the EU to use different suppliers or components for our Products, regulatory approval or the CE Certificates of Conformity for our Products may not be received on a timely basis, or at all, which would have a material adverse effect on our business, prospects, financial condition and results of operations.
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
We are a global company with worldwide operations. Volatile economic, political and market conditions, such as political or economic instability, civil unrest, trade sanctions, majority hostilities or acts of terrorism in the regions in which we operate may have a negative impact on our operating results and our ability to achieve our business objectives. We may not have insight into economic and political trends that could emerge and negatively affect our business. In addition, significant or volatile changes in interest rates or exchange rates between the U.S. dollar and other currencies may have a material adverse impact upon our liquidity, revenues, costs and operating results.
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
Additionally, natural disasters and public health emergencies, such as extreme weather events and the COVID-19 or other pandemics, could have a significant adverse effect on our business, including interruption of our commercial and clinical operations, supply chain disruption, endangerment of our personnel, fewer patient visits, increased patient drop-out rates, delays in recruitment of new patients, and other delays or losses of materials and results.
A pandemic, such as the COVID-19 pandemic could materially adversely impact our business.
On May 5, 2023, the World Health Organization (“WHO”) declared the end of the COVID-19 pandemic as a public health emergency of international concern, however the WHO maintains that the virus remains a global health threat. While the threat COVID-19 pandemic continues around the globe, we have experienced and, if a similar pandemic or outbreak were to occur, would experience disruptions that could severely impact our business and clinical studies, which could include:
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
•changes in local regulations as part of a response to a pandemic or outbreak that may require us to change the ways in which our clinical studies are conducted, which may result in unexpected costs, or to discontinue the clinical studies altogether;
•delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees;
•disruption of our supply chain as our suppliers and common carriers are unable to meet our requirements to provide us the materials we need for clinical study and active patient care needs;
•indirect consequences of a pandemic or outbreak on the global economy in general, such as an increase in bankruptcies of our key suppliers, or the inability of our third-party payers to meet their obligations reimburse us in a timely fashion or at all;
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
The extent to which a pandemic or outbreak may impact our business and clinical studies will depend on the specific issues surrounding such event, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing guidelines, business closures or business disruptions and the effectiveness of actions taken to contain and treat the disease. The response to a pandemic or outbreak may result in permanent changes to the environment in which we operate as described above in ways we are unable to predict.
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
In the European Economic Area (“EEA”), we are required to obtain a CE Certificate and to affix a CE mark to our Products. In the EEA, our devices must be subject to conformity assessment procedure involving an EEA notified body, a private organization accredited by an EEA member state to conduct conformity assessment procedures under the MDR. The notified body typically audits and examines the device’s technical documentation, including the clinical evaluation, and the quality system for the manufacture, design and final inspection of our devices before issuing a CE Certificate demonstrating compliance with the relevant requirements or the quality system requirements laid down in the relevant Annexes to the MDR. The MDR became active on May 26, 2021 and replaced Council Directive 93/42/EEC concerning medical devices (“MDD”) with transitional provisions for "legacy" devices under the MDD. The MDR introduced significant changes to the regulatory framework for medical devices in the EU, including new, stricter requirements that we must comply with in order to obtain CE Certificates for new product candidates, and to renew the CE Certificates for our "legacy" MDD-Products when they expire or by December 31, 2027 or 2028, depending on device class, whichever occurs first. These changes may prevent or delay the CE Certification of our device candidates or impact our ability to modify our Products on a timely basis. In particular, the delay in the publication of key MDR guidance documents at EU level and the limited availability of qualified notified bodies might affect our ability to timely comply and demonstrate such compliance with the new requirements or delay the MDR CE Certification of our device candidates. Further, as a result of the implementation of the MDR, our notified body (as well as many other notified bodies throughout the EEA) has suffered a significant backlog in issuing CE Certificate renewals. In the UK, we were able to market and sell our Products under the CE mark until June 2023. Going forward, our Products are regulated under the UK Regulations. There can be no assurance that the UK Regulations will be interpreted by UK regulators in the same manner as the MDR in the future, which may prevent or delay the UK CE certification of our device candidates or impact our ability to modify our Products on a timely basis
We may choose to, or may be required to, suspend, repeat or terminate our clinical studies if they are not conducted in accordance with regulatory requirements, the results are negative or inconclusive or the studies are not well designed.
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

Governmental authorities in the U.S., EU member states, the UK, Switzerland, Israel, Japan, and other jurisdictions are increasingly active in their goal of reducing public spending on healthcare. We cannot, therefore, guarantee that the treatment of patients with our Products would be reimbursed in any particular country or, if successfully included on reimbursement lists, whether we will remain on such lists.
We are subject to extensive post-marketing regulation by the FDA and comparable authorities in other jurisdictions, which could impact the sales and marketing of our Products and could cause us to incur significant costs to maintain compliance. In addition, we may become subject to additional regulation in other jurisdictions as we increase our efforts to market and sell Optune Gio or Optune Lua and future Products outside of the U.S.
We market and sell our Products, and expect to market and sell future Products, subject to extensive regulation by the FDA and numerous other federal, state and governmental authorities in other jurisdictions. These regulations are broad and relate to, among other things, the conduct of preclinical and clinical studies, product design, development, manufacturing, labeling, testing, product storage and shipping, premarket clearance and approval, conformity assessment procedures, premarket clearance and approval of modifications introduced in marketed products, post-market surveillance and monitoring, reporting of adverse events and incidents, pricing and reimbursement, interactions with healthcare professionals, interactions with patients, information security, advertising and promotion and product sales and distribution. Although we have received FDA approval to market Optune Gio in the U.S. for the treatment of adult patients with newly diagnosed GBM (together with temozolomide) and recurrent GBM and approval to market Optune Lua for adults patients with MPM, we will require additional FDA approval to market our Products for other indications. We may be required to obtain approval of a new PMA, HDE or PMA/HDE supplement application for modifications made to our Products. This approval process is costly and uncertain, and it could take one to three years, or longer, from the time the application is filed with the FDA. We may make modifications in the future that we believe do not or will not require additional approvals, such as the introduction of software products that we have assessed as not subject to FDA regulation and that are intended for use by users of our Products. If the FDA disagrees, and requires new PMAs, HDEs, or PMA/HDE supplements for the modifications, we may be required to recall and to stop marketing the modified versions of our Products.
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
In Japan, new medical devices or new therapeutic uses of medical devices falling outside the scope of the existing approval by the MHLW require a new assessment and approval for each such new device or use. Accordingly, we may be required to obtain a new approval from MHLW before we launch a modified version of our Products or the use of our Products for additional indications. Approval time frames from the MHLW vary from simple notifications to review periods of one or more years, depending on the complexity and risk level of the device. In addition, importation into Japan of medical devices is subject to "Quality Management System (QMS) Ordinance," which includes the equivalent of "Good Import" regulations in the U.S. As with any highly regulated market, significant changes in the regulatory environment could adversely affect our ability to commercialize our Products in Japan.
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
Medical devices may be marketed only for the indications for which they are approved. Our promotional materials and training materials must comply with FDA regulations and other applicable laws and regulations governing the promotion of our Products in the U.S. and other jurisdictions. Currently, Optune Gio is approved for treatment of adult patients with newly diagnosed GBM (together with temozolomide) and recurrent GBM in the U.S. and is approved for treatment of adult patients with GBM in Japan. In the EU and Switzerland, we have CE marked Optune Gio for the treatment of newly diagnosed GBM (together with temozolomide), recurrent GBM, and advanced NSCLC (together with standard-of-care chemotherapy). Optune Gio is also approved in Israel and in Australia for the treatment of recurrent GBM and newly diagnosed GBM (together with temozolomide). The Optune Lua System is only approved in the U.S., the EU and Switzerland for the treatment of unresectable, locally advanced or metastatic MPM.
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
Additionally, from time to time, proposals can be made and legislation can be introduced to change the tax laws, regulations or interpretations thereof (possibly with retroactive effect) of various jurisdictions or limit tax treaty benefits that, if enacted, could materially increase our tax burden, increase our effective tax rate or otherwise have a material adverse impact on our financial condition and results of operations. For example, the Organization for Economic Cooperation and Development (OECD) has secured agreements from many countries to push forward with proposals to fundamentally rewrite international tax rules, which could impact the amount of tax we will pay in the future. It is possible that these changes could adversely affect our business. While we monitor proposals and other developments that would materially impact our tax burden and effective tax rate and investigate our options accordingly, we could still be subject to increased taxation on a going forward and retroactive basis no matter what action we undertake if certain legislative proposals or regulatory changes are enacted, certain tax treaties are amended and/or our interpretation of applicable tax or other laws is challenged and determined to be incorrect. Any alternative interpretations of applicable tax laws asserted by a tax authority or changes in tax laws, regulations or accounting principles that limit our ability to take advantage of tax treaties between jurisdictions, modify or eliminate the deductibility of various currently deductible payments, increase the tax burden of operating or being resident in a particular country, result in transfer pricing adjustments or otherwise require the payment of additional taxes, may have a material adverse effect on our cash flows, financial condition and results of operations. The termination or revision of any of our tax rulings or indirect tax exemptions that we have or may have in the future may have a material adverse effect on our cash flows, financial condition and results of operations.
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
Risks relating to intellectual property
If we fail to maintain, develop, protect, defend or enforce our intellectual property rights, including to our proprietary technology, trade secrets or know how, competitors may be able to develop competing therapies.
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
In the U.S., our patents have expected expiration dates between 2024 and 2041. Starting in 2021, several patents covering technology included in our Products have expired in the U.S. and elsewhere. Patent expiration could adversely affect our ability to protect our Products and future product development and our competitors may develop and market competing products. We have also filed additional patent applications in several countries that may never be issued. Consequently, our operating results and financial position could be materially adversely affected. In addition, due to the extensive time needed to develop, test and obtain regulatory approval for our treatment therapies, any patents that protect our Product candidates may expire early during commercialization. This may reduce or eliminate any market advantages that such patents may give us and harm our financial position. If we fail to develop and successfully launch new Products prior to the expiration of patents for our existing Products, our sales and achieving patient acceptance with respect to those Products could decline significantly. We may not be able to develop and successfully launch more advanced replacement Products before these and other patents expire.
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
On November 5, 2020, we issued $575 million of 0% Convertible Senior Notes due 2025 (the “Convertible Notes”). The Convertible Notes are senior unsecured obligations. The Convertible Notes do not bear regular interest, and mature on November 1, 2025, unless earlier repurchased, redeemed or converted. The Notes are not redeemable prior to November 6, 2023 and are convertible into a combination of cash and ordinary shares on or after August 1, 2025, or earlier upon certain events. While our existing material indebtedness does not accrue interest, our ability to incur indebtedness in the future and service that indebtedness could be impacted by interest and currency rate fluctuations.
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

ITEM 1B.  UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.  CYBERSECURITY
As a medical device manufacturer that directly interacts with both healthcare professionals and patients, we recognize data privacy and cybersecurity as fundamental imperatives. Like all companies of our size, computer system complexity, and geographic reach, our information systems are subject to constant probing from outside actors and potentially vulnerable to internal and external malicious intrusion, cyberattacks and computer viruses. Because the techniques used to obtain unauthorized access or sabotage systems change frequently and, generally, are not recognized until launched against a target, we maintain a multifaceted approach to assessing, identifying and managing our material risks related to cybersecurity threats. This approach is integrated into our overall risk management processes. We use both technology-based solutions (e.g., anti-virus software, automated intrusion detection systems, spam filters, encrypted virtual private networks) and human-based solutions (e.g., data management policies, outside penetration testing, employee training and testing, independent audits) to defend against cybersecurity threats. We reinforce our commitment to a strong cybersecurity culture through security training and awareness programs. Education on topics such as data security, privacy practices, email and mobile security as well as tailored topics such as secure programming for developers make our employees aware of the need to make sound cybersecurity decisions. Our goal is to promote a culture of thorough security and impress upon our employees that everyone has a part to play in securing corporate data and information systems.
We have obtained both ISO 13485 (quality management systems for medical devices) and ISO 27001 (information security management systems) certifications, which require independent annual auditing to obtain and maintain. In addition to our commitment to secure our employees’, customers’ and patients’ data, as well as intellectual property, we take steps to ensure data integrity and protection standards are maintained throughout our supply chain. We understand that supply chains are vulnerable to increasing risks from cybersecurity threats. Cybersecurity threats to our supply chain are accounted for by performing risk assessments by our dedicated cybersecurity staff. These analyses take into account the type and amount of data being accessed and the supplier’s ability to employ and maintain cybersecurity health and is also verified through third-party assessments and certifications. Supply chain vendors are monitored to ensure that risks remain mitigated and mechanisms are in place to allow for tracking and reporting of any material supplier cybersecurity events. Data security requirements are also included in all key vendor contracts. All vendors that handle personal information are required to provide appropriate protection in accordance with our policies and applicable regulations and laws.
Our Board of Directors has primary oversight over our risk management activities and has specifically delegated cybersecurity risk management oversight to its Audit Committee, which is comprised entirely of independent directors. At least on a quarterly basis, our information security management provides updates on our cybersecurity activities and to the extent any cybersecurity incidents may have occurred. On at least an annual basis, our information security management team engages in a thorough discussion and review of our cybersecurity practices and procedures that are designed to monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents. Our information security management team is led jointly by our Vice President, IT Infrastructure and Cybersecurity and our Director of Privacy.
We have dedicated privacy and cybersecurity officers and committees with established processes to assess, identify, manage and investigate all potential privacy and cybersecurity risks and incidents. As a medical device manufacturer with a global presence, we are compliant with privacy laws and regulations in all jurisdictions where we conduct business. In the U.S., the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act ("HITECH" and collectively "HIPAA") provides data privacy and security provisions for safeguarding medical information. Additionally, states in the U.S. are enacting local privacy laws (e.g., California). In the EU, the General Data Protection Regulation ("GDPR") harmonizes data privacy laws and rules on the processing of personal data, including patient and employee data, across the EU. The GDPR has a number of strict data protection and security requirements for companies processing data of EU residents, including when such data is transferred outside of the EU. Additionally, we need to comply with analogous privacy laws in other jurisdictions in which we operate, such as the Israeli Privacy Protection Law, the Asia Pacific Economic Cooperation Privacy Framework, and Japan’s Act on the Protection of Personal Information. Our policies and procedures are all designed to ensure compliance with these obligations.
ITEM 2.  PROPERTIES
Our global headquarters and operating center is located in Root, Switzerland, our U.S. operating center is located in Portsmouth, New Hampshire, and our research and development operations are located in Haifa, Israel, all of which are leased. In December 2021 we acquired a property in downtown Portsmouth, New Hampshire that will become our U.S. flagship location. Construction on the property is expected to be completed in 2024. We also lease additional office and warehouse space across North America, Europe, Israel and Japan. We believe that our current facilities are adequate for our present purposes, but we may need additional space as we continue to grow and expand our operations. We believe that suitable additional or alternative office, laboratory, and manufacturing space would be available as required in the future on commercially reasonable terms.
ITEM 3.  LEGAL PROCEEDINGS
In June 2023, a putative class action lawsuit was filed against the Company, its Executive Chairman and its Chief Executive Officer. The complaint, later amended to add our Chief Financial Officer as a defendant, purports to be brought on behalf of a class of persons and/or entities who purchased or otherwise acquired ordinary shares of the Company from January 5, 2023 through June 5, 2023, and alleges material misstatements and/or omissions in the Company’s public statements with respect to the results from its phase 3 LUNAR clinical trial. The Company believes that the action is without merit and plans to defend the lawsuit vigorously.
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
None
Information about our Executive Officers
Our executive officers are elected by and serve at the discretion of our board of directors. The following table lists information about our executive officers:

Name	Age	Position
Asaf Danziger	57	Chief Executive Officer and Director
William Doyle	61	Executive Chairman and Director
Barak Ben-Arye	48	General Counsel
Ashley Cordova	44	Chief Financial Officer
Moshe Giladi	54	Chief Science Officer
Wilhelmus Groenhuysen	66	Chief Operating Officer
Francis Leonard	44	Executive Vice President, President Novocure Oncology
Nicholas Leupin	50	Chief Medical Officer
Michael Puri	54	Chief Human Resources Officer
Uri Weinberg	46	Chief Innovation Officer
Asaf Danziger has served as our Chief Executive Officer since 2002 and has been a director of NovoCure since 2012. From 1998 to 2002, Mr. Danziger was CEO of Cybro Medical, a subsidiary of Imagyn Medical Technologies, Inc. Mr. Danziger holds a B.Sc. in material engineering from Ben Gurion University of the Negev, Israel.
William Doyle has served as our Executive Chairman since 2016, as Chairman of the Board since 2009 and as a member of our Board of Directors since 2004. Mr. Doyle has been the managing director of WFD Ventures LLC, a private venture capital firm he co-founded, since 2002. Prior to 2002, Mr. Doyle was a member of Johnson & Johnson’s Medical Devices and Diagnostics Group Operating Committee and was Vice President, Licensing and Acquisitions. While at Johnson & Johnson, Mr. Doyle was also chairman of the Medical Devices Research and Development Council, and Worldwide president of Biosense-Webster, Inc. and a member of the board of directors of Cordis Corporation and Johnson & Johnson Development Corporation, Johnson & Johnson’s venture capital subsidiary. Earlier in his career, Mr. Doyle was a management consultant in the healthcare group of McKinsey & Company. Mr. Doyle is also a member of the Governing Board of the Pershing Square Sohn Cancer Research Alliance. From 2014 to 2016 he was a member of the investment team at Pershing Square Capital Management L.P., a private investment firm and from November 2016 to January 2021, Mr.Doyle served as the Executive

Chairman of BlinkHealth LLC, which has developed a pharmacy-as-a-service, e-commerce platform. Mr. Doyle has been a director of Elanco Animal Health, Inc. since 2020 and ProKidney, Inc. since 2022. Mr. Doyle previously served as a director of Optinose, Inc., a commercial-stage specialty pharmaceuticals company, from 2004 to 2020 and director of Minerva Neurosciences, Inc., from 2017 to 2023. Mr. Doyle holds an S.B. in materials science and engineering from the Massachusetts Institute of Technology and an M.B.A. from Harvard Business School. Mr. Doyle serves on Harvard Business School’s Board of Dean’s Advisors and MIT’s Institute of Medical Engineering & Science Visiting Committee.
Barak Ben-Arye has been our General Counsel since April 2022 and prior to that was our Vice President, EMEA Counsel since June 2019 and our Senior Director, EMEA Counsel since joining us in 2018. Mr. Ben-Arye served as the Chief Executive Officer of Gaash Business and Agriculture, Cooperative Agricultural Society Ltd., an Israeli cooperative association engaged in industry, agriculture, commerce, real estate and tourism, from 2014 to 2018. Prior to joining Gaash, he worked for Raved, Magriso, Benkel & Co., an international law firm in Tel Aviv (later merged into Shibolet & Co.) from 2005 to 2013, last serving as a partner in the firm’s hi-tech and life science department. Mr. Ben-Arye earned his Bachelor of Laws and his Bachelor of Business Administration from Reichman University (IDC Herzliya) in Israel.
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
Moshe Giladi, Ph.D., has been our Chief Science Officer since July 2023. Dr. Giladi joined Novocure in 2005 and most recently held the title of Senior Vice President of Preclinical Research. He holds a Ph.D. in Microbiology and Biochemistry and a master’s degree in business administration from Tel Aviv University.
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
Frank Leonard has been our Executive Vice President, President Novocure Oncology since January 2024. Mr. Leonard joined Novocure in 2010, and most recently served as President, CNS Cancers U.S. Prior to joining Novocure, Mr. Leonard was a venture capital investor focused on high-impact medical technologies. Mr. Leonard holds an A.B. from Harvard and an M.A. from the London School of Economics and Political Science.
Nicholas Leupin, M.D., Ph.D., has served as our Chief Medical Officer since January 2024. Dr. Leupin previously served as Chief Medical Officer of Molecular Partners AG since August 2019. Prior to that Dr. Leupin served as Chief Medical Officer of argenx from 2016. Dr. Leupin holds an M.D. from the University of Bern, an M.B.A. from Jones International University and a Ph.D. from the Université Bourgogne-Franche-Comté.
Michael Puri has served as our Chief Human Resources Officer since September 2023. Mr. Puri previously served as Vice President, HR Integration lead at CSL Limited, following the company’s acquisition of Vifor Pharma, where he served as Chief Human Resources Officer from 2015 to 2022. He also served as Chief Human Resources Officer at GrandVision, an international leader in optical retailing, from 2013 to 2015. Mr. Puri has also held leadership positions at Staples, Inc. and UCB S.A., a global biopharma company. He earned his bachelor’s degree in economics from the University of Nantes and his master’s degree in strategic marketing from the Grenoble Business School.
Uri Weinberg, M.D., Ph.D., has served as our Chief Innovation Officer since January 2023, where he is responsible for expanding the innovative potential of Tumor Treating Fields therapy. Since joining Novocure in 2008, he has held several positions throughout his tenure with the Company and most recently held the position of Chief Science Officer since 2020. Dr. Weinberg holds an M.D. Ph.D. from the Technion – Israel Institute of Technology.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our ordinary shares are quoted on the NASDAQ Global Select Market under the symbol "NVCR."
Holders of Ordinary Shares
As of February 16, 2024, there were 17 holders of record of our ordinary shares. On February 16, 2024, the last reported sale price of our ordinary shares on the NASDAQ Global Select Market was $16.14 per share.
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
The graph below matches our cumulative 5-Year total shareholder return on our ordinary shares with the cumulative total returns of the Russell 2000 index and the Nasdaq Biotechnology index. The graph tracks the performance of a $100 investment in our ordinary shares and in each index (with the reinvestment of all dividends) from December 31, 2018 to December 31, 2023. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends; however, no dividends have been declared on our ordinary shares to date. The shareholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

	12/18	12/19	12/20	12/21	12/22	12/23
NovoCure Ltd	100.00	251.70	516.85	224.25	219.09	44.59
Russell 2000	100.00	125.52	150.58	172.90	137.56	160.85
NASDAQ Biotechnology	100.00	125.11	158.17	158.20	142.19	148.72
Recent Sales of Unregistered Securities
Not applicable
Issuer Purchases of Equity Securities
Not applicable.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table gives information about our ordinary shares that may be issued upon the exercise of stock options and vesting of restricted stock units, as applicable, under all of our existing equity compensation plans as of December 31, 2023, including the 2003 Share Option Plan (the "2003 Plan"), the 2013 Share Option Plan (the "2013 Plan"), the 2015 Omnibus Incentive Plan (the "2015 Plan") and the Employee Share Purchase Plan (the "ESPP"). Each of the 2003 Plan, the 2013 Plan, the 2015 Plan and the ESPP has been approved by the Company’s shareholders.
Equity Compensation Plan Information

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance (Excludes Securities Reflected in Column (a))
Equity compensation plans approved by shareholders	14,352,573	$23.84	28,632,049
Equity compensation plans not approved by shareholders	—	—	—
Total	14,352,573	$23.84	28,632,049
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
Research, development and clinical studies
Our research, development and clinical studies activity is focused on advancing TTFields therapy through clinical studies across multiple solid tumor types and improving the efficacy and usability of our devices. Research, development and clinical studies costs, including direct and allocated expenses, are expensed as incurred and consist primarily of the following:
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
•costs associated with publications, presentations and investigator-sponsored trials;
•professional fees related to regulatory approvals and conformity assessment procedures; and
•facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation of leasehold improvements and equipment and laboratory and other supplies.

The following table summarizes our research, development and clinical study expenses by program for the years ended December 31, 2023, 2022 and 2021:

	Year ended December 31,
U.S. dollars in thousands	2023	2022	2021
Preclinical and basic research	$18,936	$16,922	$15,580
Clinical development programs:
LUNAR	6,846	6,905	9,069
LUNAR - 2	2,999	—	—
INNOVATE - 3	7,810	9,494	17,708
METIS	5,758	8,480	7,056
PANOVA - 3	18,243	22,185	15,026
TRIDENT	20,348	12,162	12,588
Other clinical studies	6,640	5,524	4,634
Clinical administration	25,363	22,690	19,764
Product development	18,219	15,323	15,248
Clinical affairs	15,935	19,891	24,486
Other research and development costs (1)	44,138	35,719	32,547
Share based compensation	31,827	30,790	27,597
Research, development and clinical studies	$223,062	$206,085	$201,303
(1)    Other research, development and clinical study costs include regulatory affairs, quality assurance, intellectual property, product safety, allocated facilities and other overhead costs.
We are committed to investing strategically to maximize the growth potential of the TTFields therapy platform. As such, we are prioritizing clinical programs which have the greatest value potential in solid tumors where TTFields therapy has established efficacy, including glioblastoma, non-small cell lung cancer and pancreatic cancer.
Sales and marketing
Sales and marketing expenses consist primarily of personnel costs, travel, marketing and promotional activities, medical education, market access, commercial shipping and facilities costs. Over the next few years, we expect to continue to make significant expenditures associated with selling and marketing our Products, primarily in connection with continued commercialization in North America, the EU and Japan for the treatment of our approved indications. We are prioritizing launch readiness, including field-based commercial and field-based medical team hiring, for the anticipated approval of TTFields therapy for the treatment of metastatic non-small cell lung cancer following progression on or after platinum-based therapies.
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
Financial expenses, net
Financial expenses, net, primarily consists of bank fees, credit facility interest expense and related debt issuance costs, interest income from cash balances and short-term investments and gains (losses) from foreign currency transactions. Our reporting currency is the U.S. dollar. We have historically held substantially all of our cash balances in U.S. dollar denominated accounts to minimize the risk of translational currency exposure.

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
For information about our ESPP, see Note 15 to the Consolidated Financial Statements.
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

The table below summarizes the assumptions that were used to estimate the fair value of the options granted to employees during the periods presented:

	Year ended December 31,
	2023	2022	2021
Expected term (years)	5.50-6.00	5.33-5.83	5.50-6.00
Expected volatility	63%-70%	60%-62%	60%-63%
Risk-free interest rate	3.48%-4.79%	1.58%-4.23%	0.78%-1.27%
Dividend yield	0.00%	0.00%	0.00%
If any of the assumptions used in the Black-Scholes option pricing model change significantly, share-based compensation for future awards may differ materially from the awards granted previously.
So long as our ordinary shares are publicly traded in a liquid market, we will rely on the daily trading price of our ordinary shares when we estimate the fair value of options granted.
We incurred share-based compensation expense of $115.6 million, $107.0 million and $94.9 million during the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, we have unrecognized compensation expense of $98.6 million, which is expected to be recognized over a weighted average period of approximately 1.64 years. We expect to continue to grant equity awards in the future, and to the extent that we do, our recognized share-based compensation expense will likely increase. For additional information, see Note 15 to the Consolidated Financial Statements.
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
For additional information, see Note 14 to the Consolidated Financial Statements.

Results of operations
The following discussion provides an analysis of our results of operations and reasons for material changes therein for 2023 as compared to 2022. See "Results of Operations" in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 2022 Annual Report on Form 10-K, filed with the SEC on February 23, 2023, for an analysis of the 2022 results as compared to 2021.
The following table sets forth our consolidated statements of operations data:

	Year ended December 31,
U.S. dollars in thousands, except share and per share data	2023	2022	2021
Net revenues	$509,338	$537,840	$535,031
Cost of revenues	128,280	114,867	114,877
Gross profit	381,058	422,973	420,154
Operating costs and expenses:
Research, development and clinical studies	223,062	206,085	201,303
Sales and marketing	226,809	173,658	137,057
General and administrative	164,057	132,753	126,127
Total operating costs and expenses	613,928	512,496	464,487
Operating income (loss)	(232,870)	(89,523)	(44,333)
Financial (expenses) income, net	41,130	7,677	(7,742)
Income (loss) before income tax	(191,740)	(81,846)	(52,075)
Income tax	15,303	10,688	6,276
Net income (loss)	$(207,043)	$(92,534)	$(58,351)

Basic and diluted net income (loss) per ordinary share	$(1.95)	$(0.88)	$(0.56)

Weighted average number of ordinary shares used in computing basic and diluted net income (loss) per share	106,391,178	104,660,476	103,433,274
The following table details the share-based compensation expense included in costs and expenses:

	Year ended December 31,
U.S. dollars in thousands	2023	2022	2021
Cost of revenues	$6,587	$4,690	$3,471
Research, development and clinical studies	31,827	30,790	27,597
Sales and marketing	35,968	28,826	22,673
General and administrative	41,226	42,649	41,159
Total share-based compensation expense	$115,608	$106,955	$94,900
Key performance indicators
We believe certain commercial operating statistics are useful to investors in evaluating our commercial business as they help investors evaluate and compare the adoption of our Products from period to period. The number of active patients on therapy is our principal revenue driver. An "active patient" is a patient who is receiving treatment under a commercial prescription order as of the measurement date, including patients who may be on a temporary break from treatment and who plan to resume treatment in less than 60 days. Prescriptions are a leading indicator of demand. A "prescription received" is a commercial order for Optune Gio or Optune Lua that is received from a physician certified to treat patients with our Products for a patient not previously on Optune Gio or Optune Lua. Orders to renew or extend treatment are not included in this total.

The following table includes certain commercial operating statistics for and as of the end of the periods presented.

	December 31,
Operating statistics	2023	2022	2021
Active patients at period end
United States	2,162	2,164	2,259
International markets:
Germany	525	467	563
Japan	375	369	307
Other international	693	430	458
International markets - Total	1,593	1,266	1,328

Total	3,755	3,430	3,587

	Year ended December 31,
	2023	2022	2021
Prescriptions received in period
United States	3,912	3,790	3,770
International markets:
Germany	792	830	924
Japan	354	381	436
Other international	1,025	528	532
International markets - Total	2,171	1,739	1,892

Total	6,083	5,529	5,662
Year ended December 31, 2023 compared to year ended December 31, 2022

	Year ended December 31,
	2023	2022	Change	% Change
Net revenues	$509,338	$537,840	$(28,502)	(5)%
Net revenues. Net revenues decreased by $28.5 million, or 5%, to $509.3 million for the year ended December 31, 2023 from $537.8 million for the year ended December 31, 2022. The decrease resulted primarily from $48.4 million in reduced collections from denied or appealed claims in the U.S., partially offset by an increase of $14.1 million resulting from improved reimbursement approval rates in Germany and $11.7 million from our launch in France.

Following regulatory approval and prior to the establishment of coverage criteria, we have treated on-label patients in the U.S. at risk and appealed denied claims for commercial and Medicare fee-for-service beneficiaries on a case-by-case basis. For the year ended December 31, 2023, we recorded $5 million in revenue from the successful appeal of previously denied claims for Medicare fee-for-service beneficiaries billed prior to established coverage, a decrease of $27 million from $32 million recorded for the year ended December 31, 2022. We believe collections from these claims that were most accessible were largely exhausted in 2022 and the remaining outstanding claims will take time to collect. As a result, we expect future net revenue to more closely reflect core drivers of net revenue: number of active patients on therapy, duration of therapy, and net realized price per month.

	Year ended December 31,
	2023	2022	Change	% Change
Cost of revenues	$128,280	$114,867	$13,413	12%
Cost of revenues. Our cost of revenues were $128.3 million for the year ended December 31, 2023, an increase of $13.4 million, or 12%, from $114.9 million for the year ended December 31, 2022. Excluding sales to Zai, cost of revenues per active patient per month were $2,714 for the year ended December 31, 2023 compared to $2,481 for the year ended December 31, 2022 driven by higher costs of arrays from our initial roll out of a next generation array and an increase in capacity of patient support services in anticipation of new indications.
Cost of revenues per active patient is calculated by dividing the cost of revenues for the year less product sales to Zai for the year by the average of the active patients at the end of the each quarter in the current year and the end of the year active patients from the prior year. This annual figure is then divided by twelve to estimate the monthly cost of revenues per active patient. Sales to Zai are deducted because they are made at burdened cost and in anticipation of future royalties from Zai, and Zai patient counts are not included in our active patient population. Product's cost sold to Zai totaled $12.0 million for the year ended December 31, 2023 compared to $11.1 million for the year ended December 31, 2022.
Gross margin was 75% for the year ended December 31, 2023 and 79% for the year ended December 31, 2022. We expect that our gross margins will continue to be impacted by current and future product enhancements, such as the ongoing launch of next generation arrays. We continue to focus on opportunities to increase efficiencies and scale within our supply chain. This includes evaluating new materials, manufacturers, and processes that could lead to lower cost.

	Year ended December 31,
	2023	2022	Change	% Change
Operating expenses:
Research, development and clinical studies	$223,062	$206,085	$16,977	8%
Sales and marketing	226,809	173,658	53,151	31%
General and administrative	164,057	132,753	31,304	24%
Total operating expenses	$613,928	$512,496	$101,432	20%

Research, development and clinical studies expenses. Research, development and clinical studies expenses increased by $17.0 million, or 8%, to $223.1 million for the year ended December 31, 2023 from $206.1 million for the year ended December 31, 2022. The change is primarily due to an increase of $11.0 million in costs incurred in support of ongoing and anticipated clinical trial launches and regulatory filings.
Total research and development expenses can fluctuate period-to-period dependent upon the amount of clinical research organization services delivered, clinical materials procured and the number of trials actively underway within a given period.
Sales and marketing expenses. Sales and marketing expenses increased by $53.2 million, or 31%, to $226.8 million for the year ended December 31, 2023 from $173.7 million for the year ended December 31, 2022. The change primarily was due to an increase of $37.6 million in costs associated with geographic expansion and pre-launch activities intended to increase awareness of TTFields therapy in anticipation of our launch in NSCLC, as well as an increase in non-cash personnel costs of $7.1 million.
General and administrative expenses. General and administrative expenses increased by $31.3 million, or 24%, to $164.1 million for the year ended December 31, 2023 from $132.8 million for the year ended December 31, 2022. The change was due to increases of $20.2 million in costs associated with increased personnel and services to support our anticipated launch in NSCLC and new geographies, as well as $11.1 million in costs associated with information technology services and personnel.

	Year ended December 31,
	2023	2022	Change	% Change
Financial (expenses) income, net	$41,130	$7,677	$33,453	436%
Financial (expenses) income, net. Financial income, net, increased by $33.5 million, or 436%, to $41.1 million income for the year ended December 31, 2023 from $7.7 million income for the year ended December 31, 2022. The increase was primarily driven by an increase in interest income of $30.4 million and a decrease of foreign exchange expenses of $3.1 million.

	Year ended December 31,
	2023	2022	Change	% Change
Income tax	$15,303	$10,688	$4,615	43%
Income taxes. Income tax expenses increased by $4.6 million, or 43%, resulting in a tax expense of $15.3 million for the year ended December 31, 2023 compared to a tax expense of $10.7 million for the year ended December 31, 2022. The increase reflects a change in the mix of applicable statutory tax rates in active jurisdictions.

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

	Year ended December 31,
	2023	2022	2021
Net income (loss)	$(207,043)	$(92,534)	$(58,351)
Add: Income tax	15,303	10,688	6,276
Add: Financial expenses (income), net	(41,130)	(7,677)	7,742
Add: Depreciation and amortization	10,969	10,624	10,251
EBITDA	$(221,901)	$(78,899)	$(34,082)
Add: Share-based compensation	115,608	106,955	94,900
Adjusted EBITDA	$(106,293)	$28,056	$60,818
Adjusted EBITDA decreased by $134.3 million, or 479%, to $(106.3) million for the year ended December 31, 2023 from $28.1 million for the year ended December 31, 2022. This decrease was primarily attributable to increased growth investments intended to expand our capacity to treat larger patient populations, to enhance commercial capabilities and to increase awareness of TTFields in anticipation of potential future approvals in new indications, and a reduction in revenue as described above.
Liquidity and capital resources
We have incurred significant losses and cumulative negative cash flows from operations with only limited and intermittent operating profits since our founding in 2000. As of December 31, 2023, we had an accumulated deficit of $985.5 million. To date, we primarily have financed our operations through the issuance and sale of equity and the proceeds from long-term loans.
At December 31, 2023, we had $240.8 million in cash and cash equivalents and $669.8 million in short-term investments. At December 31, 2023, our cash, cash equivalents and short-term investments totaled $910.6 million, a decrease of $58.8 million compared to $969.4 million at December 31, 2022. The decrease was primarily due to net cash used in operating activities partially offset by the net cash provided by the exercise of options.
We believe our cash, cash equivalents and short-term investments as of December 31, 2023 are sufficient for our operations for at least the next 12 months based on our existing business plan and our ability to control the timing of significant expense commitments. We expect that our research, development and clinical expenses, sales and marketing expenses and general and administrative expenses will continue to increase over the next several years and may outpace our gross profit. As a result, we may need to raise additional capital to fund our operations.

The following summary of our cash flows for the periods indicated has been derived from our consolidated financial statements, which are included elsewhere in this Annual Report:

	Year ended December 31,
U.S. dollars in thousands	2023	2022	2021
Net cash provided by (used in) operating activities	$(73,336)	$30,788	$82,756
Net cash provided by (used in) investing activities	184,148	(139,957)	(144,834)
Net cash provided by (used in) financing activities	15,787	15,491	25,702
Effect of exchange rate changes on cash and cash equivalents	131	(97)	(188)
Net increase (decrease) in cash, cash equivalents and restricted cash	$126,730	$(93,775)	$(36,564)
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
Net cash used in operating activities was $73.3 million for the year ended December 31, 2023 compared to $30.8 million provided by operating activities for the year ended December 31, 2022 a decrease of $ 104.1 million. The decrease in net cash from operating activities was driven by a decrease in gross profits of $41.9 million driven by a revenue decrease of $28.5 million and an increase in costs of revenue of $13.4 million. In addition, the decrease in net cash from operating activities was driven by increased expenses, primarily driven by a $84.5 million increase in sales, marketing, general and administrative expenses to enhance our capabilities in anticipation of potential future approvals of new indications and entry into potential new markets, and a $17.0 million increase in research and development expenses. In addition, finance income increased by $33.5 million driven by higher interest returns on our investments, tax expenses increased by $ 4.6 million and share based compensation increased by $8.7 million.
Upcoming use of cash in operations will include payments in the normal course of business of $43.1 million in purchase obligations with certain of our suppliers, primarily for the purchase of Product components along with other commitments to purchase goods or services. These amounts include approximately $34.5 million of commitments with three major suppliers. We make such commitments through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. We also have employment agreements with certain employees that require the funding of a specific level of payments if certain events, such as a change in control or termination without cause, occur. In the course of normal business operations, we also have agreements with contract service providers to assist in the performance of our research and development (including clinical studies) and manufacturing activities. We could also enter into additional collaborative research, contract research, manufacturing and supplier agreements in the future, which may require up-front payments and even long-term commitments of cash.
Investing activities
Our investing activities primarily consist of capital expenditures to purchase property and equipment and field equipment, as well as investments in and redemptions of our short-term investments.
Net cash provided by investing activities was $184.1 million for the year ended December 31, 2023 compared to net cash used in investing activities of $140.0 million for the year ended December 31, 2022. The net cash provided by investing activities for 2023 was primarily attributable to net proceeds of $211.2 million from short-term investments, offset by $27.1 million invested in property and equipment. The net cash used in investing activities for 2022 was primary attributable to $21.4 million in property and equipment and the net purchase of $118.6 million in short-term investments.
Financing activities
To date, our primary financing activities have been the sale of equity and the proceeds from long-term loans.
Net cash provided by financing activities was $15.8 million for the year ended December 31, 2023 compared to $15.5 million for the year ended December 31, 2022. The net cash provided by financing activities for 2023 was primarily attributable to $11.4 million in proceeds from the exercise of options and $4.4 million in proceeds from the issuance of shares pursuant to the ESPP. The net cash provided by financing activities for 2022 was primarily attributable to $10.3 million in proceeds from the exercise of options and $5.2 million in proceeds from the issuance of shares pursuant to the ESPP.
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
The Notes are convertible at an initial conversion rate of 5.9439 ordinary shares per $1,000 principal amount of the Notes, which is equivalent to an initial conversion price of approximately $168.24 per ordinary share. In January 2021, we irrevocably elected to settle all conversions of Notes by a combination of cash and our ordinary shares and that the cash portion per $1,000 principal amount of Notes for all conversion settlements shall be $1,000, Accordingly, from and after the date of the election, upon conversion of any Notes, holders of Notes will receive, with respect to each $1,000 principal amount of Notes converted, cash in an amount up to $1,000 and the balance of the conversion value, if any, in our ordinary shares
The Notes were not redeemable prior to November 6, 2023, except in the event of certain tax law changes. We may redeem for cash all or any portion of the Notes, at our option, on or after November 6, 2023 if the last reported sale price of our ordinary shares has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid special interest, if any, to, but excluding, the redemption date. No sinking fund is provided for the Notes.
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
On February 17, 2023, we gave irrevocable notice to the administrative agent under the 2020 Credit Facility that we terminated all commitments, effective February 22, 2023. This effectively terminated the 2020 Credit Facility, as our ability to borrow and our obligations to comply with all covenants ended on such date. The liens and guaranties in favor of the lenders are released. There were no early termination fees payable and as of February 22, 2023 we had no outstanding balance borrowed under the 2020 Credit Facility. On November 6, 2023, the 2020 Credit Facility expired pursuant to its terms.
As of December 31, 2023, we had no outstanding balance borrowed or any other liability outstanding under the 2020 Credit Facility.
Overview
We are a global oncology company with a proprietary platform technology called Tumor Treating Fields ("TTFields"), which are electric fields that exert physical forces to kill cancer cells via a variety of mechanisms. Our key priorities are to drive commercial adoption of Optune Gio® and Optune Lua®, our commercial TTFields therapy devices, and to advance clinical and product development programs intended to extend overall survival in some of the most aggressive forms of cancer.
Optune Gio is approved by the U.S. Food and Drug Administration ("FDA") under the Premarket Approval ("PMA") pathway for the treatment of adult patients with newly diagnosed glioblastoma ("GBM") together with temozolomide, a chemotherapy drug, and for adult patients with GBM following confirmed recurrence after chemotherapy as monotherapy treatment. We also have a CE certificate to market Optune Gio for the treatment of GBM in the

European Union ("EU"), as well as approval or local registration in the United Kingdom ("UK"), Japan, Canada and certain other countries. Optune Lua is approved by the FDA under the Humanitarian Device Exemption ("HDE") pathway to treat malignant pleural mesothelioma and pleural mesothelioma (together, "MPM") together with standard chemotherapies. We have also received CE certification in the EU and approval or local registration to market Optune Lua in certain other countries. We market Optune Gio and Optune Lua in multiple countries around the globe with the majority of our revenues coming from the use of Optune Gio in the U.S., Germany and Japan. We are actively evaluating opportunities to expand our international footprint.
We believe the physical mechanisms of action behind TTFields therapy may be broadly applicable to solid tumor cancers. We are focusing our research and development activities in areas of greatest anticipated value creation. This includes non-small cell lung cancer, brain cancers, and pancreatic cancer.
In 2023, we announced results from our phase 3 LUNAR study evaluating the use of TTFields together with standard therapies following platinum-based treatment failure in the treatment of patients with metastatic non-small cell lung cancer ("NSCLC"). Patients treated with TTFields therapy and standard therapies demonstrated a statistically significant and clinically meaningful improvement in overall survival over standard therapies alone. The LUNAR study also showed a statistically significant and clinically meaningful improvement in overall survival when patients were treated with TTFields therapy and immune checkpoint inhibitors, as compared to those treated with immune checkpoint inhibitors alone, and a positive trend in overall survival when patients were treated with TTFields therapy and docetaxel versus docetaxel alone. In December 2023, we filed a PMA application with the FDA seeking approval for the use of TTFields therapy together with standard systemic therapies for the treatment of NSCLC following progression on or after platinum-based therapy. In January 2024, we announced the FDA had accepted this submission for filing. We are investing in pre-commercial launch activities and anticipate a decision in the second half of 2024.
We have several ongoing or planned trials which will further explore the use of TTFields therapy in the treatment of NSCLC, including the phase 3 METIS and LUNAR-2 trials, as well as the phase 2 KEYNOTE B36 and LUNAR-4 trials. In addition to our trials in NSCLC, we have multiple ongoing or planned trials in our brain and pancreatic cancer programs, including the phase 3 TRIDENT, KEYNOTE D58 and PANOVA-3 trials, and the phase 2 PANOVA-4 trial. We anticipate expanding our clinical pipeline over time to study the safety and efficacy of TTFields therapy for additional solid tumor indications and combinations with other cancer treatment modalities.
.
The table below presents the current status of the ongoing clinical trials in our pipeline and anticipated timing of data.
Our therapy is delivered through a medical device and we continue to advance our Products with the intention to extend survival and maintain quality of life for patients. We have several product development programs underway that are designed to optimize the delivery of TTFields to the target tumor and enhance patient ease of use. Our intellectual property portfolio contains hundreds of issued patents and numerous patent applications pending worldwide. We believe we possess global commercialization rights to our Products in oncology and are well-positioned to extend those rights into the future as we continue to find innovative ways to improve our Products.
In 2018, we granted Zai Lab (Shanghai) Co., Ltd. ("Zai") a license to commercialize our Products in China, Hong Kong, Macau and Taiwan ("Greater China") under a License and Collaboration Agreement (the "Zai Agreement"). The Zai Agreement also establishes a development partnership intended to accelerate the development of TTFields therapy in multiple solid tumor cancer indications. For additional information, see Note 12 to the Consolidated Financial Statements.
Impact of COVID-19
On May 5, 2023, the World Health Organization (“WHO”) declared the end of the COVID-19 pandemic as a public health emergency of international concern, however the WHO maintains that the virus remains a global health threat. Since the pandemic began, we have followed the guidance of the WHO, the U.S. Centers for Disease Control and Prevention, and local health authorities in all of our active markets and will continue to do so. The COVID-19 pandemic did not have a material impact on our financial results through the fourth quarter of 2023. The pandemic is not having a direct impact on our day-to-day operations; however, we are still observing lingering impacts that might continue to impact our business and clinical studies in the future. For example, in many locations staffing levels at clinical trial sites have not returned to pre-pandemic levels, and our ability to conduct and monitor clinical studies may be impacted.
Given the aggressive nature of the cancers that we treat, we believe that the fundamental value proposition of the TTFields platform remains unchanged. We continue to evaluate and plan for the potential effects of a possible COVID-19 resurgence or other similar outbreak on our business moving forward. The extent to which the COVID-19 pandemic or other outbreak may impact our business and clinical studies in the future will depend on further developments, which are highly uncertain and cannot be predicted with confidence.
Impact of Current Events
On October 7, 2023, the State of Israel was attacked by and subsequently declared war on Hamas. As of the date of this filing, we believe that there is no immediate risk to our business facilities or operations. Our supply chain teams are working to increase stock levels to mitigate distribution and service risks from our suppliers in Israel.
On January 19, 2024, President Biden signed into law a continuing resolution that allowed the U.S. government to continue to be funded and operating through March 1, 2024 (some government departments can continue operating through March 8, 2024). If full appropriations or continuing resolutions are not enacted, it is likely that some U.S. Food and Drug Administration functions would be required to stop working until they are funded. As a result, the review process for new products and clinical trials could be delayed.
We view our operations and manage our business in one operating segment. Our net revenues were $509.3 million for the year ended December 31, 2023, $537.8 million for the year ended December 31, 2022 and $535.0 million for the year ended December 31, 2021. Our net loss was $207.0 million for the year ended December 31, 2023, net loss was $92.5 million for the year ended December 31, 2022 and net loss was $58.4 million for the year ended December 31, 2021. As of December 31, 2023, we had an accumulated deficit of $985.5 million.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to various market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes. There were no material quantitative changes in our market risk exposures between the year ended December 31, 2023 and the year ended December 31, 2022.
Interest rate sensitivity
Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. Our cash, cash equivalents and short-term investment accounts as of December 31, 2023 totaled $910.6 million and consist of cash, cash equivalents and short-term investments with maturities of less than one year from the date of purchase. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. We are subject to interest rate fluctuation exposure through our investment in money market instruments which bear a variable interest rate. However, because of portfolio diversification, the short-term nature of the instruments in our portfolio and our intent to hold non-money market instruments to maturity, a 10% change in market interest rates would not be expected to have a material impact on our financial condition or our results of operations.
Foreign currency exchange risk
Our consolidated results of operations and cash flow are subject to fluctuations due to changes in foreign currency exchange rates. All of our revenues are generated in the local currency for commercial markets. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United States, Switzerland, Germany, Israel and Japan. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements. We do not currently hedge our foreign currency exchange risk; however we may engage in hedging transactions in the future.

ITEM 8.  FINANCIAL STATEMENTS
NovoCure Limited

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of NovoCure Limited
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of NovoCure Limited and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2023 and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2024 expressed an unqualified opinion thereon.
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

Revenue recognition – Measuring variable consideration

Description of the Matter
As per the Company's consolidated statements of operations, the net revenues recognized during the fiscal year of 2023 amounted to a sum of $509 million, which included variable consideration estimates. As described in Note 2 to the consolidated financial statements, the transaction price is determined based on the consideration to which the Company will be entitled to in exchange for providing Optune solution. The company provides certain patients with implicit price concessions, which results in variable consideration.The Company adjusts the transaction price for estimated implicit price concessions to reflect the revenues which the Company expects to receive.

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

Our audit procedures included, among others, evaluating the methodology used, analyzing the significant assumptions, and testing the accuracy and completeness of the underlying data used in management's calculation. This included testing inputs of the calculation by reconciliation of the data between the various information systems, performing independent recalculation of the Company's estimate and evaluating the historical accuracy of management's estimates by comparing such estimates to subsequent actual results.

KOST FORER GABBAY & KASIERER
A Member of Ernst & Young Global

We have served as the Company‘s auditor since 2003.

Tel-Aviv, Israel
February 22, 2024

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of NovoCure Limited
Opinion on Internal Control over Financial Reporting
We have audited NovoCure Limited and subsidiaries' internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO Criteria). In our opinion, NovoCure Limited and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss) changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2022 and the related notes, and our report dated February 22, 2024 expressed an unqualified opinion thereon.
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
KOST FORER GABBAY & KASIERER
A Member of Ernst & Young Global
Tel-Aviv, Israel
February 22, 2024

NovoCure Limited and subsidiaries
Consolidated balance sheets

	December 31,
U.S. dollars in thousands	2023	2022
Assets
Current assets:
Cash and cash equivalents	$240,821	$115,326
Short-term investments	669,795	854,099
Restricted cash	1,743	508
Trade receivables, net	61,221	86,261
Receivables and prepaid expenses	22,677	25,959
Inventories	38,152	29,376
Total current assets	1,034,409	1,111,529
Long-term assets:
Property and equipment, net	51,479	32,678
Field equipment, net	11,384	12,684
Right-of-use assets	34,835	23,596
Other long-term assets	14,022	11,161
Total long-term assets	111,720	80,119
Total assets	$1,146,129	$1,191,648
The accompanying notes are an integral part of the consolidated financial statements.

NovoCure Limited and subsidiaries
Consolidated balance sheets

	December 31,
U.S. dollars in thousands, except share and per share data	2023	2022
Liabilities and shareholders’ equity
Current liabilities:
Trade payables	$94,391	$85,197
Other payables, lease liabilities and accrued expenses	84,724	73,580
Total current liabilities	179,115	158,777
Long-term liabilities:
Long-term debt, net	568,822	565,509
Deferred revenues	—	2,878
Long term leases	27,420	18,762
Employee benefit liabilities	8,258	4,404
Other long-term liabilities	18	148
Total long-term liabilities	604,518	591,701
Total liabilities	783,633	750,478
Commitments and contingencies
Shareholders’ equity:
Share capital -
Ordinary shares - No par value, Unlimited shares authorized; Issued and outstanding: 107,075,754 shares and 105,049,411 shares at December 31, 2023 and December 31, 2022 respectively;	—	—
Additional paid-in capital	1,353,468	1,222,063
Accumulated other comprehensive income (loss)	(5,469)	(2,433)
Retained earnings (accumulated deficit)	(985,503)	(778,460)
Total shareholders’ equity	362,496	441,170
Total liabilities and shareholders’ equity	$1,146,129	$1,191,648
The accompanying notes are an integral part of the consolidated financial statements.

NovoCure Limited and subsidiaries
Consolidated statements of operations

	Year ended December 31,
U.S. dollars in thousands, except share and per share data	2023	2022	2021
Net revenues	$509,338	$537,840	$535,031
Cost of revenues	128,280	114,867	114,877
Gross profit	381,058	422,973	420,154

Operating costs and expenses:
Research, development and clinical studies	223,062	206,085	201,303
Sales and marketing	226,809	173,658	137,057
General and administrative	164,057	132,753	126,127
Total operating costs and expenses	613,928	512,496	464,487

Operating income (loss)	(232,870)	(89,523)	(44,333)
Financial (expenses) income, net	41,130	7,677	(7,742)

Income (loss) before income taxes	(191,740)	(81,846)	(52,075)
Income tax	15,303	10,688	6,276
Net income (loss)	$(207,043)	$(92,534)	$(58,351)

Basic and diluted net income (loss) per ordinary share	$(1.95)	$(0.88)	$(0.56)
Weighted average number of ordinary shares used in computing basic and diluted net income (loss) per share	106,391,178	104,660,476	103,433,274
The accompanying notes are an integral part of the consolidated financial statements.

NovoCure Limited and subsidiaries
Consolidated statements of comprehensive income (loss)

	Year ended December 31,
U.S. dollars in thousands	2023	2022	2021
Net income (loss)	$(207,043)	$(92,534)	$(58,351)
Other comprehensive income (loss), net of tax :
Change in foreign currency translation adjustments	1,473	1,425	302
Unrealized gain (loss) from debt securities	445	(445)	—
Pension benefit plan	(4,954)	(244)	361
Total comprehensive income (loss)	$(210,079)	$(91,798)	$(57,688)
The accompanying notes are an integral part of the consolidated financial statements.

NovoCure Limited and subsidiaries
Statements of changes in shareholders’ equity

	Ordinary shares
U.S. dollars in thousands, except share data	(Shares)	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings (accumulated deficit)	Total shareholders’ equity
Balance as of December 31, 2020	102,334,276	$1,111,435	$(3,832)	$(631,077)	$476,526

Share-based compensation	—	94,900	—	—	94,900
Exercise of options	1,585,617	21,182	—	—	21,182
Issuance of shares in connection with employee stock purchase plan	51,370	4,546	—	—	4,546
Cumulative effect adjustment resulting from ASU 2020-06 early adoption (see Note 2(y))	—	(132,474)	—	3,502	(128,972)
Other comprehensive income (loss) net of tax expense of $0	—	—	663	—	663
Net income (loss)	—	—	—	(58,351)	(58,351)
Balance as of December 31, 2021	103,971,263	1,099,589	(3,169)	(685,926)	410,494

Share-based compensation	—	106,955	—	—	106,955
Exercise of options	991,884	10,295	—	—	10,295
Issuance of shares in connection with employee stock purchase plan	86,264	5,224	—	—	5,224
Other comprehensive income (loss) net of tax expense of $0	—	—	736	—	736
Net income (loss)	—	—	—	(92,534)	(92,534)
Balance as of December 31, 2022	105,049,411	1,222,063	(2,433)	(778,460)	441,170

Share-based compensation	—	115,608	—	—	115,608
Exercise of options	1,823,851	11,381	—	—	11,381
Issuance of shares in connection with employee stock purchase plan	202,492	4,416	—	—	4,416
Other comprehensive income (loss), net of tax expense of $0	—	—	(3,036)	—	(3,036)
Net income (loss)	—	—	—	(207,043)	(207,043)
Balance as of December 31, 2023	107,075,754	$1,353,468	$(5,469)	$(985,503)	$362,496
The accompanying notes are an integral part of the consolidated financial statements.

NovoCure Limited and subsidiaries
Consolidated statements of cash flows

	Year ended December 31,
U.S. dollars in thousands	2023	2022	2021
Cash flows from operating activities:
Net income (loss)	$(207,043)	$(92,534)	$(58,351)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	10,969	10,624	10,251
Accrued interest	(95)	(2,216)	(94)
Asset write-downs and impairment of field equipment	493	955	649
Share-based compensation	115,608	106,955	94,900
Foreign currency remeasurement loss (gain)	161	(3,256)	3,231
Decrease (increase) in accounts receivables and prepaid expenses	29,414	2,547	5,270
Amortization of discount (premium)	(23,084)	(1,536)	3,101
Decrease (increase) in inventories	(8,919)	(4,342)	2,483
Decrease (increase) in other long-term assets	4,072	7,107	4,519
Increase (decrease) in accounts payables and accrued expenses	14,869	14,257	27,777
Increase (decrease) in other long-term liabilities	(9,781)	(7,773)	(10,980)
Net cash provided by (used in) operating activities	$(73,336)	$30,788	$82,756
Cash flows from investing activities:
Purchase of property, equipment and field equipment	(27,093)	(21,358)	(24,170)
Proceeds from maturity of short-term investments	1,214,982	1,179,289	958,000
Purchase of short-term investments	(1,003,741)	(1,297,888)	(1,078,664)
Net cash provided by (used in) investing activities	$184,148	$(139,957)	$(144,834)
The accompanying notes are an integral part of the consolidated financial statements.

NovoCure Limited and subsidiaries
Consolidated statements of cash flows

	Year ended December 31,
U.S. dollars in thousands	2023	2022	2021
Cash flows from financing activities:
Proceeds from issuance of shares, net	$4,416	$5,224	$4,546
Repayment of long-term debt	(10)	(28)	(26)
Exercise of options	11,381	10,295	21,182
Net cash provided by (used in) financing activities	$15,787	$15,491	$25,702

Effect of exchange rate changes on cash, cash equivalents and restricted cash	$131	$(97)	$(188)

Increase (decrease) in cash, cash equivalents and restricted cash	126,730	(93,775)	(36,564)
Cash, cash equivalents and restricted cash at the beginning of the year	115,834	209,609	246,173
Cash, cash equivalents and restricted cash at the end of the year	$242,564	$115,834	$209,609

Supplemental cash flow activities:
Cash paid during the year for:
Income taxes paid (refunded), net	$13,665	$5,480	$3,110
Interest paid	$6	$41	$101
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$240,821	$115,326	$208,802
Restricted cash	$1,743	$508	$807
Total cash, cash equivalents and restricted cash	$242,564	$115,834	$209,609
Non-cash activities:
Right-of-use assets obtained in exchange for lease liabilities	$18,063	$12,117	$5,387
Purchase of property incurred but unpaid at period end	$1,714	$—	$—
The accompanying notes are an integral part of the consolidated financial statements.

NovoCure Limited and subsidiaries
Notes to consolidated financial statements
U.S. dollars in thousands (except share and per share data)

Note 1: Organization
NovoCure Limited (including its consolidated subsidiaries, the "Company") was incorporated in the Bailiwick of Jersey and is principally engaged in the development, manufacture and commercialization of Tumor Treating Fields ("TTFields") devices, including Optune Gio and Optune Lua (collectively, its "Products"), for the treatment of solid tumor cancers. The Company currently markets its Products in the United States ("U.S."), Germany, Japan and certain other countries. The Company also has a License and Collaboration Agreement (the "Zai Agreement") with Zai Lab (Shanghai) Co., Ltd. ("Zai") to market the Company's Products in China, Hong Kong, Macau and Taiwan ("Greater China"). See Note 12.
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
In November 2023, the Company announced a series of actions to strengthen and optimize its business operations to support near-term growth drivers and long-term value creation. The plan included a reduction in headcount of approximately 200 employees or 13% of the Company's then current workforce. The Company expects to incur total one-time costs related to the workforce reduction of approximately $7,000 across the fourth quarter of 2023 and the first quarter of 2024. Restructuring costs (including severance pay, garden leave payments, etc.) in the amount of $6,231 were included in the financial statements for the year ended December 31, 2023, of which $262 are attributable to Cost of Goods Sold, $2,070 to Research and Development, $2,404 to Sales and Marketing and $1,495 to General and Administrative expenses. Of these amounts, $2,753 have been paid in 2023. The $6,231 is offset by forfeited equity-based compensation expense and accrual reversals in the amount of $9,313 and $3,041, respectively, which relate to the terminated employees' exits from the Company’s equity and cash incentive plans.
Note 2: Basis of presentation and significant accounting policies
The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).
a. Use of estimates:
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company evaluates on an ongoing basis its assumptions, including those related to contingencies, deferred taxes, tax liabilities, useful-life of field equipment, right-of-use assets and lease liabilities, convertible notes, pension liabilities, revenue, accrued expenses and share-based compensation costs. The Company’s management believes that the estimates, judgment and assumptions used are reasonable based upon information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities at the dates of the consolidated financial statements, and the reported amounts of net revenue and expenses during the reporting period. Actual results could differ from those estimates.
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
Transactions and balances denominated in U.S. dollars are presented at their original amounts. Monetary accounts maintained in currencies other than the U.S. dollar are re-measured into dollars in accordance with Accounting Standards Codification (ASC) No. 830-10, "Foreign Currency Matters." All transaction gains and losses of the re-

NovoCure Limited and subsidiaries
Notes to consolidated financial statements
U.S. dollars in thousands (except share and per share data)
measurement of monetary balance sheet items are reflected in the consolidated statements of operations as financial income or expenses, as applicable.
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
Available-for-sale debt securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in accumulated other comprehensive income (loss) in shareholders’ equity. Realized gains and losses on sale of investments are included in financial (expenses) income, net and are derived using the specific identification method for determining the cost of securities sold.
The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization together with interest on securities is included in financial (expenses) income, net.
Each reporting period, the Company evaluates whether declines in fair value below amortized cost are due to expected credit losses, as well as the Company’s ability and intent to hold the investment until a forecasted recovery occurs. Allowance for credit losses on available-for-sale debt securities are recognized in the Company’s consolidated statements of operation, and any remaining unrealized losses, net of taxes, are included in accumulated other comprehensive income (loss) in stockholders’ equity.
Held-to-maturity debt securities are stated at amortized cost of which is adjusted for amortization of premiums and accretion of discounts to maturity and any credit losses. Such amortization, interest or credit losses are included in the consolidated statement of operations as financial income or expenses, as appropriate.
As of December 31, 2023 and 2022, all securities are classified as held-to-maturity since the Company has the intent and ability to hold the securities to maturity and, accordingly, debt securities are stated at amortized cost.
For the years ended December 31, 2023, 2022 and 2021, no credit losses have been identified.
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
Inventory write-offs of $681, $917 and $1,045, respectively, were recorded for the years ended December 31, 2023, 2022 and 2021.
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
j. Field equipment:
Field equipment is stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful life of the field equipment, which was determined to be 18 to 60 months. Field equipment is equipment being utilized under service agreements, and accounted for in accordance with ASC 842 on a monthly basis as an operating lease (see Note 2(x)). The Company records a write-off provision for any excess, lost or damaged equipment when warranted based on an assessment of the equipment. Write-offs for equipment are included in cost of revenues (see Note 7).
k. Impairment of long-lived assets:
The Company’s long-lived assets are reviewed for impairment in accordance with ASC 360-10, "Property, Plant and Equipment," whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. During the three years ended December 31, 2023, no impairment losses have been identified.
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
3.Determine the transaction price. The transaction price is determined based on the consideration to which the Company will be entitled in exchange for providing a Product to the patient. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. In determining the transaction price, the Company includes variable consideration if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. The Company reassesses variable consideration at each reporting period and, if necessary, these estimates are adjusted to reflect the anticipated amounts to be collected when those facts and circumstances become known.
The Company has agreements with many payers that define explicit discounts off the gross transaction price. In addition to the explicit discounts negotiated with each payer, the Company expects to receive, in aggregate for a given portfolio, less than the gross revenue net of explicit discounts. ASC 606 requires that the Company recognize this variable consideration as an implicit discount at the time the goods or services are provided. The implicit discount includes both an estimate of claims that will pay at an amount less than billed and an estimate of claims that will not pay within a given time horizon. The estimation of implicit discount adjustments to the transaction price are based on historical price concession experience within payors and expected future concession. If actual amounts of consideration ultimately received differ from the Company’s estimates, the Company adjusts these estimates, which would affect net revenue in the period such adjustments become known.
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
The Company elected the short-term contract exemption for the remaining transaction price disclosures, as the Company's contracts have an original expected duration of less than one year.
Revenues are presented net of indirect taxes.
The Company has elected to apply the practical expedient for financing component for transactions in which the difference between the payment date and the revenue recognition timing is up to 12 months. Payment terms between the Company and its payors are typically up to twelve months, and vary by the type of payer, country of sale and the products or services offered.

NovoCure Limited and subsidiaries
Notes to consolidated financial statements
U.S. dollars in thousands (except share and per share data)
Net revenues in the years ended December 31, 2023, 2022 and 2021 also include amounts recognized pursuant to the Zai Agreement. For additional information, see Note 13.
n. Charitable care:
The Company provides treatment at no charge to patients who meet certain criteria under its charitable care policy. Because the Company does not pursue collection of amounts determined to qualify as charity, they are not reported as revenue. The Company's costs of care provided under charitable care were $2,692, $3,009 and $4,204 for the years ended December 31, 2023, 2022 and 2021, respectively. These amounts were determined by applying charitable care as a percentage of gross billings to total cost of goods sold.
o. Shipping and handling costs:
The Company does not separately bill its customers for shipping and handling costs associated with shipping Products to its customers. These direct shipping and handling costs of $2,871, $3,211 and $2,958 for the years ended December 31, 2023, 2022 and 2021, respectively, are included in Sales and Marketing costs.
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
The Company recognizes compensation costs for the value of awards granted using the accelerated method over the requisite service period of the award, which for restricted share units is two or three years and for option awards, which is two or four years.
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
u. Retirement, pension and severance plans:

NovoCure Limited and subsidiaries
Notes to consolidated financial statements
U.S. dollars in thousands (except share and per share data)
The Company has a 401(k) retirement savings plan for its U.S. employees. Each eligible employee may elect to contribute a portion of the employee’s compensation to the plan. Company contributions to the plan are at the sole discretion of the Company's Board of Directors. Currently, the Company provides a matching contribution of 50% of the employee's contributions, up to a maximum of three percent (3%) of the employee's annual salary. The Company began making matching contributions as of January 1, 2019. For the years ended December 31, 2023, 2022 and 2021, the Company had made matching contributions in the amount of $2,375 and $2,083 and $1,967, respectively, pursuant to the plan.
The Company sponsors a defined benefit plan (the "Swiss Plan") for all its employees in Switzerland for retirement benefits, as well as benefits on death or long-term disability, whereby the employee and the Company contribute a portion of the employee's compensation to the plan. The Swiss Plan is part of a collective pension foundation “AXA Foundation for Occupational Benefits”. This is a semi-autonomous pension foundation, meaning that the underlying investment risk and the longevity are born by the pension foundation itself. Disability and death risks are reinsured with AXA insurance. Notwithstanding, the Company and its employees bear the risk of having to pay recovery contributions in a financial distress situation. The Company accounts for this risk in accordance with ASC 715, "Compensation – Retirement Benefits" (see Note 9). The pension expense for the years ended December 31, 2023, 2022 and 2021 was $2,672, $2,104 and $1,494, respectively.
Israeli law generally requires payment of severance pay upon dismissal of an employee or upon termination of employment in certain other circumstances. The Company contributes to employee pension plans to fund its severance liabilities. According to Section 14 of Israel Severance Pay Law, the Company makes deposits on behalf of its employees with respect to the Company’s severance liability and therefore no obligation is provided for in the financial statements. Severance pay liabilities with respect to employees who are not subject to Section 14, are provided for in the financial statements based upon the number of years of service and the latest monthly salary and the related deposits are recorded as an asset based on the cash surrender value. Contributions pursuant to these obligations for the years ended December 31, 2023, 2022 and 2021 amounted to $1,735, $1,594 and $1,466, respectively.
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
w. Other comprehensive income (loss):
The Company accounts for comprehensive income (loss) in accordance with ASC 220, "Comprehensive Income." ASC 220 establishes standards for the reporting and display of comprehensive income (loss) and its components. Comprehensive income (loss) generally represents all changes in shareholders' equity during the period except those resulting from investments by, or distributions to, shareholders. The accumulated other comprehensive income (loss), net of taxes, relates to a pension liability, unrealized gain (loss) from debt securities and foreign currency translation adjustments.
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
2.    Lessor accounting - Operating leases:
ASC 842 provides lessors with an optional practical expedient, by class of underlying asset, not to separate non-lease components from the associated lease component and, instead, to account for those components as a single component if the non-lease components otherwise would be accounted for under the revenue guidance (ASC 606) and both of the following criteria are met:
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
If the lease component is the predominant component, the Company accounts for all revenues under such lease as a single component in accordance with the lease accounting standard. Conversely, if the non-lease component is the predominant component, all revenues under such lease are accounted for in accordance with the revenue recognition accounting standard. The Company's operating leases qualify for the single component accounting, and the non-lease component in each of the Company's leases is predominant. Therefore, The Company accounts for all revenues from its operating leases in accordance with the revenue recognition accounting standard.
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

z. Recently Issued Accounting Pronouncements:

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2023-07.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2023-09.

Note 3: Cash and Cash equivalents and Short-term investments
Cash equivalents include items almost as liquid as cash with maturity periods of three months or less when purchased, and short-term investments include items with maturity dates between three months and one year when purchased. As of December 31, 2023 and 2022, the Company’s cash and cash equivalents and short-term investments were composed of:

NovoCure Limited and subsidiaries
Notes to consolidated financial statements
U.S. dollars in thousands (except share and per share data)

	December 31, 2023
	Fair value level	Adjusted cost basis	Unrealized gains	Unrealized losses	Fair market value	Recorded basis	Cash and cash equivalents	Short-term investments (2)
Cash		$9,955	$—	$—	$9,955	$9,955	$9,955	$—
Money market funds	Level 1	227,166	—	—	227,166	227,166	227,166	—
Certificate of deposits and term deposits	Level 2	153,169	—	—	153,169	153,169	3,700	149,469
HTM securities (1)
U.S. Treasury bills	Level 1	$78,844	$55	$(110)	$78,789	$78,844	$—	$78,844
Government and governmental agencies	Level 2	$24,940	$13	$—	$24,953	$24,940	$—	$24,940
Corporate debt securities	Level 2	$416,542	$486	$(149)	$416,879	$416,542	$—	$416,542

		$520,326	$554	$(259)	$520,621	$520,326	$—	$520,326

Total		$910,616	$554	$(259)	$910,911	$910,616	$240,821	$669,795

	December 31, 2022
	Fair value level	Adjusted cost basis	Unrealized gains	Unrealized losses	Fair market value	Recorded basis	Cash and cash equivalents	Short-term investments
Cash		$9,697	$—	$—	$9,697	$9,697	$9,697	$—
Money market funds	Level 1	105,629	—	—	105,629	105,629	105,629	—
Certificate of deposits, notes and term deposits	Level 2	316,946	—	—	316,946	316,946	—	316,946
HTM securities (1)
U.S. Treasury bills	Level 1	188,030	8	(540)	187,498	188,030	—	188,030
Government and governmental agencies	Level 2	44,357	12	(12)	44,357	44,357		44,357
Corporate debt securities	Level 2	304,766	1,066	(587)	305,245	304,766	—	304,766
Total		$537,153	$1,086	$(1,139)	$537,100	$537,153	$—	$537,153

		$969,425	$1,086	$(1,139)	$969,372	$969,425	$115,326	$854,099
(1)    Changes in fair value of held-to-maturity ("HTM") securities are presented for disclosure purposes as required by ASC 320 "Investments — Debt Securities" and are recorded as finance expenses only if the unrealized loss is identified as a credit loss.
(2)    Pursuant to a bank guaranty, $16,650 of short-term investments are pledged. See Note 12.
In November 2022, the Company transferred all of its AFS portfolio to HTM as part of the Company's investment strategy. Such transfers are made at fair value at the date of transfer, The net unrealized loss on these securities at the date of transfer was $911. These securities continue to be reported in accumulated comprehensive income (loss) and are amortized over the remaining lives of the securities as an adjustment to the yield. As of December 31, 2023 and 2022, the balance was fully amortized and $445, respectively.

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
As of December 31, 2023 and 2022, all investments and equivalents mature in one year or less.
Unrealized losses from debt securities are primarily attributable to changes in interest rates. The Company does not believe any remaining unrealized losses represent impairments based on the evaluation of available evidence.
Note 4: Receivables and prepaid expenses
The following table sets forth the Company’s receivables and prepaid expenses:

	December 31,
	2023	2022
Advances to and receivables from suppliers	$10,564	$7,151
Government authorities	5,261	12,389
Prepaid expenses	6,784	6,195
Others	68	224
	$22,677	$25,959

Note 5: Inventories
Inventories are stated at the lower of cost or net realizable value. The weighted average methodology is applied to determine cost. The following table sets forth the Company’s inventories:

	December 31,
	2023	2022
Raw materials	$10,265	$4,314
Work in process	9,796	9,321
Finished goods	18,091	15,741
	$38,152	$29,376

NovoCure Limited and subsidiaries
Notes to consolidated financial statements
U.S. dollars in thousands (except share and per share data)
Note 6: Property and equipment, net
The following table sets forth the Company’s property and equipment, net:

	December 31,
	2023	2022
Cost:
Computers and laboratory equipment	$31,383	$24,804
Office furniture	4,023	2,627
Production equipment	7,641	3,513
Land and building	$24,696	$15,988
Leasehold improvements	11,696	9,346
Total cost	$79,439	$56,278
Accumulated depreciation and amortization	(27,960)	(23,600)
Depreciated cost	$51,479	$32,678
The Company capitalized software costs according to FASB's ASC 350-40, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Cumulative capitalization as of December 31, 2023 and 2022 was $18,241 and $13,192, respectively. Amortization of capitalized software costs for the years ended December 31, 2023, 2022 and 2021 was $1,274, $1,056 and $1,084, respectively.
Depreciation expense was $3,939, $3,105 and $2,812 for the years ended December 31, 2023, 2022 and 2021, respectively.
Write downs of $10, $344 and $10 were identified for the years ended December 31, 2023, 2022 and 2021, respectively.
Note 7: Field equipment, net
The following table sets forth the Company’s field equipment, net:

	December 31,
	2023	2022
Field equipment	$38,237	$36,727
Accumulated depreciation	(26,853)	(24,043)
Field equipment, net	$11,384	$12,684
Depreciation expense was $5,756, $6,463 and $6,355 for the years ended December 31, 2023, 2022 and 2021, respectively. Write downs of $483, $611 and $639 were identified for the years ended December 31, 2023, 2022 and 2021, respectively.
Note 8: Other payables, lease liabilities and accrued expenses
The following table sets forth the Company’s other payables and accrued expenses:

	December 31,
	2023	2022
Employees and payroll accruals	$51,044	$40,778
Deferred revenues	16,224	18,028
Government authorities	9,134	8,660
Other	8,322	6,114
	$84,724	$73,580

NovoCure Limited and subsidiaries
Notes to consolidated financial statements
U.S. dollars in thousands (except share and per share data)
Note 9: Employee benefit obligations
The Company's liability in respect of the Swiss Plan (see Note 2(u)) is the projected benefit obligation calculated using the projected unit credit method. The projected benefit obligation as of December 31, 2023 represents the actuarial present value of the estimated future payments required to settle the obligation that is attributable to employee service rendered before that date. Swiss Plan assets are recorded at fair value. Pension expense is presented in the payroll expenses in the various functions in which the employees are engaged. Actuarial gains and losses arising from differences between the actual and the expected return on the Swiss Plan assets are recognized in accumulated other comprehensive income (loss) and amortized over the requisite service period. The Swiss Plan is part of a collective pension foundation of pooled investments managed by a top tier insurance company. The Company and the employees pay retirement contributions, which are defined as a percentage of the employees’ covered salaries.The basis for the determination of the interest on employee’s savings account is the return on plan assets, considering legal minimum requirements. The targeted allocation for these funds is as follows:

Asset Allocation by Category as of December 31, 2023:	Asset allocation (%)
Asset Category:
Debt Securities	33%
Real Estate	25%
Equity Securities	34%
Others	8%
Total	100%

NovoCure Limited and subsidiaries
Notes to consolidated financial statements
U.S. dollars in thousands (except share and per share data)
The following table sets forth the Swiss Plan’s funded status and amounts recognized in the consolidated financial statements for the year ended December 31, 2023 and 2022:

	December 31,
	2023	2022
Change in Benefit Obligation
Projected benefit obligation at beginning of year	$29,435	$29,975
Interest cost	850	62
Company service cost	2,992	2,725
Employee contributions	2,517	1,631
Prior service cost	(768)	484
Benefits paid	6,726	423
Actuarial loss	9,305	(5,865)
Projected benefit obligation at end of year	$51,057	$29,435
Change in Plan Assets
Fair value of plan assets at beginning of year	$25,531	$25,967
Actual return on plan assets	4,699	(4,937)
Employer contributions	3,776	2,446
Employee contributions	2,518	1,631
Benefits paid	6,726	424
Fair value of plan assets at end of year	$43,250	$25,531
Funded Status at End of year
Excess of obligation over assets	$7,807	$3,904
Change in Accrued Benefit Liability
Accrued benefit liability at beginning of year	$(3,904)	$(4,008)
Company contributions made during year	3,776	2,446
Net periodic benefit cost for year	(3,058)	(2,078)
Net decrease (increase) in accumulated other comprehensive loss	(4,621)	(264)
Accrued benefit liability at end of year	$(7,807)	$(3,904)

	December 31,
	2023	2022
Non-current plan assets	$43,250	$25,531
Non-current liability	51,057	29,435
Accrued benefit liability at end of year	$(7,807)	$(3,904)
Projected Benefit Payments
Projected year 1	$1,138	$539
Projected year 2	1,102	744
Projected year 3	1,546	983
Projected year 4	1,577	1,065
Projected year 5	958	578
Projected years 6-10	20,127	16,940
The fair value of the plan assets is the estimated cash surrender value of the insurance contract at December 31, 2023. The level of inputs used to measure fair value was Level 2.

NovoCure Limited and subsidiaries
Notes to consolidated financial statements
U.S. dollars in thousands (except share and per share data)

	Year ended December 31,
	2023	2022
Net Periodic Benefit Cost
Service cost	$2,992	$2,725
Interest cost (income)	850	62
Expected return on plan assets	(1,210)	(701)
Amortization of actuarial (gain) loss	94	117
Amortization of prior service costs	(54)	(99)
Total net periodic benefit cost	$2,672	$2,104

Weighted average assumptions:
Discount rate as of December 31	1.40%	2.30%
Expected long-term rate of return on assets	3.00%	3.50%
Rate of compensation increase	1.50%	1.50%
Mortality and disability assumptions (*)	BVG 2020 GT	BVG 2020 GT
(*) Mortality data used for actuarial calculation.
Note 10: Long-term debt, net
The following table sets forth the Company’s long-term debt, net:

	December 31,
	2023	2022
0% Convertible Senior Notes (a)	$568,822	$565,509
Credit facility (b)	—	—
	$568,822	$565,509

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
As of December 31, 2023, the conditions allowing holders of the Notes to convert were not met. The Notes are therefore not convertible as of December 31, 2023 and are classified as long-term liability.
The net carrying amount of the liability of the Convertible Notes (see note 2(y) for additional information) as of December 31, 2023 and 2022 are as follows:

	December 31,
	2023	2022
Liability component, net:
Principal amount	$575,000	$575,000
Unamortized issuance costs	(6,178)	(9,491)
Net carrying amount of liability component (1)	$568,822	$565,509
(1)    An effective interest rate determines the fair value of the Notes, therefore they are categorized as Level 3 in accordance with ASC 820, "Fair Value Measurements and Disclosures." The estimated fair value of the Net

NovoCure Limited and subsidiaries
Notes to consolidated financial statements
U.S. dollars in thousands (except share and per share data)
carrying amount of liability component of the Notes as of December 31, 2023 and 2022 were $515,962 and $455,091, respectively.
The net carrying amount of the liability is represented by the principal amount of the Notes, less total issuance costs plus any amortization of issuance costs. The total issuance costs upon issuance of the Notes were $16,561 and are amortized to interest expense using the effective interest rate method over the contractual term of the Notes. Interest expense is recognized at an annual effective interest rate of 0.59% over the contractual term of the Notes. Amortization of debt issuance costs, included in finance expenses, for the years ended December 31, 2023, 2022 and 2021 was $3,313, $3,293, and $3,339, respectively.
b. 2020 Credit Facility
On November 6, 2020, the Company entered into a three-year $150.0 million senior secured revolving credit facility with a syndicate of relationship banks (the "2020 Credit Facility").
On February 17, 2023, the Company gave irrevocable notice to the administrative agent under the 2020 Credit Facility that the Company terminated all commitments, effective February 22, 2023. This effectively terminated the 2020 Credit Facility, as the Company's ability to borrow and the Company's obligations to comply with all covenants ended on such date. The liens and guaranties in favor of the lenders are released. There were no early termination fees payable and as of February 22, 2023 the Company had no outstanding balance borrowed under the 2020 Credit Facility. On November 6, 2023, the 2020 Credit Facility expired pursuant to its terms.
As of December 31, 2023, the Company had no outstanding balance borrowed or any other liability outstanding under the 2020 Credit Facility.
Note 11: Other long-term liabilities

	December 31,
	2023	2022
Leasehold improvements financing and other	$—	$72
Unrecognized tax benefits (Note 14(e))	18	76
	$18	$148

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
Under ASC 842, all leases with durations greater than 12 months, including non-cancelable operating leases, are recognized on the balance sheet. The aggregated present value of lease payments is recorded as a long-term asset titled right-of-use assets. The corresponding lease liabilities are split between other payables and long-term lease liabilities, and as of December 31, 2023, are as follows:

December 31,
2023
Future minimum lease payments:
2024	$8,748
2025	8,126
2026	6,558
2027	5,315
2028	4,553
Thereafter	9,039

NovoCure Limited and subsidiaries
Notes to consolidated financial statements
U.S. dollars in thousands (except share and per share data)

Total future minimum lease payments	$42,339
Less imputed interest	(6,695)
Net present value of future minimum lease payments	$35,644

Current year end
Short-term lease liabilities	$8,224
Long-term lease liabilities	27,420
Net present value of future minimum lease payments	$35,644

Weighted average of remaining operating lease term (years)	6.68

Weighted average of operating lease discount rate	5.59%
Lease and rental expense for the years ended December 31, 2023, 2022 and 2021 was $8,196, $7,108, and $7,349, respectively.
b.    Bank guarantee and pledges
As of December 31, 2023 and 2022 the Company pledged bank deposits of $2,848 and $2,296, respectively, to cover bank guarantees in respect of its leases of operating facilities and obtained guarantees by the bank for the fulfillment of the Company’s lease commitments of $3,216 and $2,459, respectively. In addition, €15,000 ($16,650) of the Company's short term investments are pledged to a bank as guarantee for the Company's due execution of cash concentration agreements.
c.     Zai License and Collaboration Agreement
On September 10, 2018, the Company entered into the Zai Agreement. Under the Zai Agreement, the Company granted Zai exclusive rights to commercialize the Company's Products in the field of oncology in China, Hong Kong, Macau and Taiwan ("Greater China"). The Zai Agreement also established a development partnership for the Company's Products in multiple solid tumor indications. In partial consideration for the license grant to Zai for Greater China, the Company was entitled to a non-refundable, up-front license fee in the amount of $15,000 (the "License Fee"). The Zai Agreement also provides for certain development, regulatory and commercial milestone payments totaling up to $78,000. Furthermore, pursuant to the Zai Agreement, Zai will pay the Company tiered royalties at percentage rates from 10 up to the mid-teens on the net sales of the licensed products in Greater China. Zai is purchasing licensed products for commercial use exclusively from the Company at the Company’s fully burdened manufacturing cost.
d.     Legal Proceedings
In June 2023, a putative class action lawsuit was filed against the Company, its Executive Chairman and its Chief Executive Officer. The complaint, later amended to add our Chief Financial Officer as a defendant, purports to be brought on behalf of a class of persons and/or entities who purchased or otherwise acquired ordinary shares of the Company from January 5, 2023 through June 5, 2023, and alleges material misstatements and/or omissions in the Company’s public statements with respect to the results from its phase 3 LUNAR clinical trial. The Company believes that the action is without merit and plans to defend the lawsuit vigorously. As of December 31, 2023, the Company has not accrued any amounts in respect of this claim, as it believes liability is not probable and the amount of any potential liability cannot be reasonably estimated.
e.    Purchase Obligations
As of December 31, 2023, the Company has $43,075 in purchase obligations with certain of its suppliers.

NovoCure Limited and subsidiaries
Notes to consolidated financial statements
U.S. dollars in thousands (except share and per share data)
Note 13: Revenue recognition
a.     Net revenues
The Company’s net revenues by geographic region, based on the patient’s location are summarized as follows:

	Year ended December 31,
	2023	2022	2021
United States	$349,743	$406,894	$353,110
International markets:
Germany	60,210	46,120	93,939
Japan	31,668	32,781	34,640
Other international markets	44,493	30,713	30,577
International markets - Total	136,371	109,614	159,156

Greater China (1)	23,224	21,332	22,765

Total net revenues	$509,338	$537,840	$535,031
(1)    For additional information, see c below.

The company's net revenues by performance period are as follows:

	Year ended December 31,
	2023	2022	2021
Net revenues recognized in the reporting period from performance obligations satisfied in:
Reporting period	$492,089	$480,266	$508,337
Previous periods	17,249	57,574	26,694
Total net revenues	$509,338	$537,840	$535,031
b.     Contract balances
The following table provides information about trade receivables, unbilled receivables and contract liabilities from contracts with customers::

	December 31,
	2023	2022
Trade receivables	$56,970	$84,069
Unbilled receivables	$4,251	$2,192
Deferred revenues (short-term contract liabilities)	$(16,224)	$(18,028)
Deferred revenues (long-term contract liabilities)	$—	$(2,878)
During the years ended December 31, 2023, 2022and 2021, the Company recognized $18,028, $17,762 and $17,765, respectively, which were included in the deferred revenues (short-term contract liability) balance at January 1, 2023 , 2022 and 2021.
c.     Zai agreement:
The Company recognizes revenue pursuant to the License Agreement with Zai (see note 12) in accordance with ASC 606, "Revenue Recognition from Customers." The License Fee was deferred and recognized over the performance period commencing September 10, 2018 ("Zai Performance Period"). The potential development and regulatory milestones will be included in the transaction price when the Company concludes that achievement of the milestones is probable, and that recognition of revenue related to the milestones will not result in a significant reversal in amounts recognized in future periods, and as such have been excluded from the transaction price until

NovoCure Limited and subsidiaries
Notes to consolidated financial statements
U.S. dollars in thousands (except share and per share data)
such probability is achieved. Revenue from royalty payments are recognized in accordance with ASC 606 in the period accrued. Revenues from sales of product or rendering services are recognized upon shipping the products or rendering the services and satisfying the performance obligation.
During the year ended December 31, 2020, the Company triggered milestone payments of $10,000 in the aggregate, which, along with the License Fee, are deferred and recognized over the remainder of the Zai Performance Period on a straight-line basis. For the three years ended December 31, 2023, no additional milestones were included in the transaction price.
Note 14: Income taxes
a.     Tax provision:
As of January 1, 2022, the effective place of daily management and control of the Company moved to Switzerland and the Company has become a Swiss tax resident. As a result, the income tax disclosures have been presented in accordance with the Company’s current country of tax residency.

Income (loss) before income taxes is as follows:

	Year ended December 31,
	2023	2022	2021
Swiss	$(281,685)	$(269,621)	$(145,591)
Non-Swiss	89,945	187,775	93,516
Total income (loss) before income taxes	$(191,740)	$(81,846)	$(52,075)
The provision (benefit) for income taxes from continuing operations is comprised of:

	Year ended December 31,
	2023	2022	2021
Current:
Swiss	$2,163	$469	$281
Non-Swiss	13,140	10,219	5,995
Total current	$15,303	$10,688	$6,276
Deferred:
Swiss	$—	—	$—
Non-Swiss	—	—	—
Total deferred	—	—	—
Total income tax provision	$15,303	$10,688	$6,276
b.     Theoretical tax
The Company's effective tax rate is affected by the tax rates in the various jurisdictions in which the Company operates. Under Swiss law, the Company is subject to income tax at the federal level at a statutory rate of 8.5% as well as at the cantonal and communal levels, resulting in an aggregate corporate tax rate of 11.9%.

For purposes of comparability, the Company used the Swiss federal statutory rate for the 2023, 2022 and 2021 tax years when presenting the Company's reconciliation of the income tax provision.

NovoCure Limited and subsidiaries
Notes to consolidated financial statements
U.S. dollars in thousands (except share and per share data)
A reconciliation of the provision for income taxes compared with the amounts at the Swiss rate was:

	Year ended December 31,
	2023	2022	2021
Income (loss) before income taxes	$(191,740)	$(81,846)	$(52,075)
Swiss federal statutory rate	8.5%	8.5%	8.5%
Income tax at federal Swiss rate	$(16,298)	$(6,957)	$(4,426)
Change in valuation allowance	13,427	(14,238)	11,643
Foreign taxes rate differential	10,620	25,716	1,601
Return to provision true-ups	10,854	(1,020)	2,416
Research and development credits	(6,483)	(4,898)	(2,216)
Share based compensation	2,332	5,318	(4,636)
Withholding Taxes	435	548	273
Effect of tax law change	6	5,681	—
Other	410	538	1,621
Income tax	$15,303	$10,688	$6,276
Effective tax rate	(8.0)%	(13.1)%	(12.1)%
c.     Deferred income tax
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2023	2022
Deferred tax assets:
Unamortized intangible assets	$153,450	$153,450
Net operating loss carryforwards	$99,743	$65,472
Impact of revenue recognition	$79,934	$82,972
Share based compensation	$32,639	$30,009
Lease liabilities	$8,128	$5,846
Capitalized research and development	$2,783	$16,730
Research and development credits	$1,615	$8,992
Other temporary differences	$7,809	$7,089
Total gross deferred tax assets	$386,101	$370,560
Less: valuation allowance	(375,375)	(361,358)
Total deferred tax assets	10,726	9,202
Deferred tax liabilities:
Right of use assets	7,962	5,785
Fixed assets	1,914	1,730
Other liabilities	850	1,687
Total gross deferred tax liabilities	$10,726	$9,202

Net deferred taxes assets (liability)	$—	$—
d.     Carryforward loss:
In Switzerland, the Company had $821,963 of net operating carryforwards (NOLs) available at the Federal level, of which $794,203 are also available at the cantonal and communal level. These NOLs expire from 2026 through

NovoCure Limited and subsidiaries
Notes to consolidated financial statements
U.S. dollars in thousands (except share and per share data)
2030. Additionally, the Company had $29,357 of non-Swiss NOLs as of December 31, 2023, of which $1,968 carry forward indefinitely,and the remainder expire from 2024 through 2042.
e.     Uncertain tax benefits:
A reconciliation of the beginning and ending balances of uncertain tax benefits is as follows:

	December 31,
	2023	2022	2021
Balance at beginning of the year	$76	$154	$297
Additions (reductions) for taxes positions related to prior years	(58)	(78)	(143)
Balance at the end of the year	$18	$76	$154
The Company recognizes interest and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2023, 2022 and 2021, the Company accrued $2, $2 and $5, respectively, for interest and penalties expenses related to uncertain tax positions.
The Company files income tax returns in the Switzerland and various foreign jurisdictions. Currently, the Company is under examination by the tax authorities in Israel for the tax years 2019 and 2020 and is not under examination by any other tax authority. Additional tax years within the period from 2019 to 2022 remain subject to examination by Swiss, U.S. and other tax authorities.
Note 15: Share capital
Share capital is composed as follows:

	Issued and outstanding Number of shares December 31,
	2023	2022
Ordinary shares no par value	107,075,754	105,049,411
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
On December 31, 2023, in accordance with the terms of the 2015 Plan, the number of shares available for issuance under the 2015 Plan automatically increased by 4% of the Company’s outstanding ordinary shares as of December 30, 2023. As a result, the number of shares available for issuance under the 2015 Plan increased from 43,465,227 shares to 47,743,427 shares. As of December 31, 2023, 22,896,258 ordinary shares are available for grant under the 2015 Plan.
Employee Stock Purchase Plan
In September 2015, the Company adopted an ESPP to encourage and enable eligible employees to acquire ownership of the Company’s ordinary shares purchased through accumulated payroll deductions on an after-tax

NovoCure Limited and subsidiaries
Notes to consolidated financial statements
U.S. dollars in thousands (except share and per share data)
basis. The ESPP is intended to be an "employee stock purchase plan" within the meaning of Section 423 of the Code and the provisions of the ESPP will be construed in a manner consistent with the requirements of such section. The Company began its offerings under the ESPP on August 1, 2016. The Company issued 202,492 ordinary shares for the plan period from January 1, 2023 through December 31, 2023.
The terms of the ESPP provide that on December 31 of each year, the number of shares available for purchase by eligible employees who participate in the ESPP automatically increases by 1% of the Company’s outstanding ordinary shares outstanding, unless the Company determines that such an increase is not necessary. The Company determined that an such increase was not necessary and no such increase took place. As of December 31, 2023, 5,735,791 ordinary shares are available for offering under the ESPP.
The fair value of share-based awards was estimated using the Black-Scholes model for all equity grants and for market condition awards. The Company also applied the Monte-Carlo simulation model, with the following underlying assumptions:

	Year ended December 31,
	2023	2022	2021
Stock Option Plans
Expected term (years)	5.50-6.00	5.33-5.83	5.50-6.00
Expected volatility	63%-70%	60%-62%	60%-63%
Risk-free interest rate	3.48%-4.79%	1.58%-4.23%	0.78%-1.27%
Dividend yield	0.00%	0.00%	0.00%
ESPP
Expected term (years)	0.50	0.50	0.50
Expected volatility	56%-122%	51%-77%	54%-81%
Risk-free interest rate	4.76%-5.38%	0.19%-2.52%	0.05%-0.09%
Dividend yield	0.00%	0.00%	0.00%
A summary of the status of the Company’s options to purchase ordinary shares as of December 31, 2023 and changes during the year ended on that date is presented below:

	Year ended December 31, 2023
	Number of options	Weighted average exercise price	Aggregate intrinsic value
Outstanding at beginning of year	8,786,364	$37.27
Granted	1,192,916	55.65
Exercised	(827,078)	13.73
Forfeited and cancelled	(612,695)	65.82
Outstanding at end of year	8,539,507	$40.07	$10,631
Exercisable options	6,724,151	$31.60	$10,271
A summary of the status of the Company’s RSUs and PSUs as of December 31, 2023 and changes during the year ended on that date is presented below:

NovoCure Limited and subsidiaries
Notes to consolidated financial statements
U.S. dollars in thousands (except share and per share data)

	Year ended December 31, 2023
	Number of RSUs/PSUs	Weighted average grant date fair value price	Aggregate intrinsic value
Unvested at beginning of year	5,377,459	$66.87
Granted	1,878,261	57.60
Vested	(996,773)	84.24
Forfeited and cancelled	(445,881)	72.12
Unvested at end of year (1)	5,813,066	$60.52	$86,790
(1)    Includes PSUs that have a mix of service, market and other milestone performance vesting conditions which are vested upon achievements of market and performance conditions which are not probable, as of December 31, 2023, in accordance with ASC 718 as follows:

December 31, 2023
Number of PSUs	Fair value at grant date per PSU	Total fair value at grant date
2,703,852	$48.16	$130,218
220,533	76.97	16,974
249,402	80.59	20,099
15,210	87.66	1,333
10,532	$94.94	$1,000
161,912	114.26	18,500
3,361,441		$188,127

These PSUs will be expensed over the performance period when the vesting conditions become probable in accordance with ASC 718.
The total equity-based compensation expense related to all of the Company’s equity incentive plans recognized for the years ended December 31, 2023, 2022 and 2021, was comprised as follows:

	Year ended December 31,
	2023	2022	2021
Cost of revenues	$6,587	$4,690	$3,471
Research, development and clinical studies	31,827	30,790	27,597
Sales and marketing	35,968	28,826	22,673
General and administrative	41,226	42,649	41,159
Total share-based compensation expense	$115,608	$106,955	$94,900
As of December 31, 2023, unamortized share-based compensation costs amounted to $98,565 and are expected to be recognized over a weighted average period of approximately 1.64 years.
The weighted average grant date exercise price of the Company’s options granted during the years ended December 31, 2023, 2022 and 2021 were $55.65, $78.69 and $149.96 per share, respectively.
The weighted average grant date fair value of the Company’s options granted during the years ended December 31, 2023, 2022 and 2021 were $33.77, $44.70 and $81.93 per share, respectively.
The weighted average grant date fair values of the Company’s options forfeited and cancelled during the years ended December 31, 2023, 2022 and 2021 were $36.54, $86.79 and $62.77, respectively.

NovoCure Limited and subsidiaries
Notes to consolidated financial statements
U.S. dollars in thousands (except share and per share data)
The fair values of the Company’s RSUs and PSUs vested during the years ended December 31, 2023, 2022 and 2021 were $83,968, $44,818 and $29,960, respectively.
The aggregate intrinsic values for the options exercised during the years ended December 31, 2023, 2022 and 2021 were $49,679, $26,436 and $143,695, respectively. The aggregate intrinsic value is calculated as the difference between the per share exercise price and the deemed fair value of the Company’s ordinary shares for each share subject to an option multiplied by the number of shares subject to options at the date of exercise. The Company deemed the fair value of the Company’s ordinary shares to be $14.93, $73.35 and $75.08 per share as of December 31, 2023, 2022, and 2021, respectively.
Options outstanding as of December 31, 2023 are as follows:

Exercise price	Number of options outstanding	Weighted average remaining contractual term	Number of options exercisable	Weighted average remaining contractual term
$		(years)		(years)
0.00 - 10.00	495,359	2.94	495,359	2.94
10.01 - 20.00	2,613,654	3.58	2,392,761	3.00
20.01 - 30.00	1,584,459	3.41	1,584,459	3.41
30.01 - 40.00	365,769	6.27	237,310	4.48
40.01 - 60.00	1,091,894	5.47	1,035,401	5.25
60.01 - 100.00	2,019,484	7.84	776,561	6.75
100.01 - 160.00	359,626	7.20	193,920	7.16
160.01 - 220.00	9,262	7.42	8,380	7.43
	8,539,507	5.0	6,724,151	4.1

Note 16: Financial (expenses) income, net
The following table sets forth the Company’s total financial expenses, net:

	Year ended December 31,
	2023	2022	2021
Financial expenses:
Interest expense	$(6)	$(41)	$(101)
Revolving credit facility fee	(58)	(558)	(588)
Amortization of discount and issuance costs	(3,313)	(3,293)	(3,339)
Foreign currency translation losses	(797)	(3,523)	(4,032)
Bank charges and others	(732)	(698)	(779)
	$(4,906)	$(8,113)	$(8,839)
Financial income:
Amortization of investments premium	$26,397	$4,829	$306
Interest income	19,639	10,961	791
	$46,036	$15,790	$1,097
Total financial (expenses) income, net	$41,130	$7,677	$(7,742)

Note 17: Basic and diluted net income (loss) per share
Basic net income (loss) per share is computed based on the weighted average number of ordinary shares outstanding during each period. Diluted net income per share is computed based on the weighted average number of ordinary shares outstanding during the period, plus potential dilutive shares (deriving from options, RSUs, PSUs,

NovoCure Limited and subsidiaries
Notes to consolidated financial statements
U.S. dollars in thousands (except share and per share data)
convertible notes and the ESPP) considered outstanding during the period, in accordance with ASC 260-10, as determined under the treasury stock method.
The following table sets forth the computation of the Company’s basic and diluted net loss per ordinary share:

	Year ended December 31,
	2023	2022	2021
Net income (loss) attributable to ordinary shares as reported	$(207,043)	$(92,534)	$(58,351)

Net income (loss) used in computing basic net income (loss) per share	$(207,043)	$(92,534)	$(58,351)
Adjustment needed in calculating diluted net income (loss) per share	—	—	—
Net income (loss) used in computing diluted net income (loss) per share	$(207,043)	$(92,534)	$(58,351)

Weighted average number of ordinary shares used in computing basic and diluted net income (loss) per share	106,391,178	104,660,476	103,433,274
Potentially dilutive shares that were excluded from the computation of basic and diluted net income (loss) per share:
Options	6,950,781	6,387,275	7,201,495
RSUs and PSUs	1,423,377	822,421	1,017,799
Conversion of convertible note	—	—	262,903
ESPP	161,627	62,910	42,725
Weighted anti-dilutive shares outstanding which were not included in the diluted calculation	8,535,785	7,272,606	8,524,922

Basic and diluted net income (loss) per ordinary share	$(1.95)	$(0.88)	$(0.56)

Note 18: Supplemental information
The Company operates as one reporting segment. The following table presents long-lived assets by location:

	December 31,
	2023	2022
United States	$41,634	$30,012
Israel	8,317	7,180
Switzerland	7,733	5,084
Others	5,179	3,086
Total long-lived assets	$62,863	$45,362

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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, it used the criteria established in Internal Control- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such assessment, management has concluded that, as of December 31, 2023, our internal control over financial reporting is effective based on those criteria.
(c) Attestation Report of the Registered Public Accounting Firm
The effectiveness of our internal control over financial reporting as of December 31, 2023, has been audited by Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, an independent registered public accounting firm, as stated in their attestation report, which is included herein.
(d) Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
(a) None.
(b) Securities Trading Plans of Executive Officers and Directors
Rule 10b5-1 under the Exchange Act provides an affirmative defense that enables prearranged transactions in securities in a manner that avoids concerns about initiating transactions at a future date while possibly in possession of material nonpublic information. Our Insider Trading Policy permits our executive officers and directors to enter into trading plans designed to comply with Rule 10b5-1.
During the three-month period ending December 31, 2023, neither we nor any of our executive officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that are intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) promulgated under the Securities Exchange Act of 1934, as amended or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 is incorporated herein by reference to the information contained under the captions "Proposal 1 — Election of Directors,” “Corporate Governance,” “Delinquent Section 16(A) Reports” and “Proposal 2 – Approval and Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive proxy statement related to the 2024 annual meeting of shareholders.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item 11 is incorporated by reference to the information contained under the caption "2023 Director Compensation," "Compensation Discussion and Analysis — Executive Compensation" and "Compensation Committee Report" in our definitive proxy statement related to the 2024 annual meeting of shareholders.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 regarding the ownership of our ordinary shares is incorporated by reference to the information contained under the caption "Information About Stock Ownership — Security Ownership of Certain Beneficial Owners And Management" in our definitive proxy statement related to the 2024 annual meeting of shareholders.
The information required by Item 12 with respect to securities authorized for issuance under our equity compensation plans is provided under the caption "Equity Compensation Plan Information" in Part II, Item 5 hereof.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is incorporated by reference to the information contained under the captions "Proposal 1 – Election of Directors," "Corporate Governance," and "Certain Relationships and Related Party Transactions" in our definitive proxy statement related to the 2024 annual meeting of shareholders.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by Item 14 is incorporated by reference to the information contained under the caption "Proposal 2 – Approval and Ratification of Appointment of Independent Registered Public Accounting Firm" in our definitive proxy statement related to the 2024 annual meeting of shareholders.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) DOCUMENTS FILED AS PART OF THIS REPORT
The following is a list of our consolidated financial statements and our subsidiaries and supplementary data included in this Annual Report on Form 10-K under Item 8 of Part II hereof:

1. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2023, 2022 and 2021.

Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021.

Consolidated Statement of Comprehensive Loss for the years ended December 31, 2023, 2022 and 2021.

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2023, 2022 and 2021

Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021.

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
EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Memorandum of Association	S-1/A	9/21/15	3.3
3.2	Amended and Restated Articles of Association	8-K	6/10/22	3.1
4.1	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	2/23/23	4.1
4.2	Eleventh Amended and Restated Investors Rights Agreement, dated June 1, 2015	DRS	6/24/15	4.2
4.3	Tenth Amended and Restated Registration Rights Agreement, dated June 1, 2015	DRS	6/24/15	4.3
4.4	Indenture, dated November 5, 2020, between NovoCure Limited. and U.S. Bank National Association	8-K	11/5/20	4.1

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
4.5	Form of 0% Convertible Senior Note due 2025 (included in Exhibit 4.4)	8-K	11/5/20	4.2
10.1	Credit Agreement dated November 6, 2020 among NovoCure Limited, the subsidiary borrowers party thereto, the lenders party thereto and J.P. Morgan Chase Bank, N.A., as administrative agent	8-K	11/9/20	10.1
10.2	License and Collaboration Agreement, dated as of September 10, 2018, between NovoCure Limited and Zai Lab (Shanghai) Co., Ltd.	10-Q	10/25/18	10.2
10.3	Settlement Agreement with the Technion, dated February 10, 2015	DRS/A	8/11/15	10.13
10.4	2003 Share Option Plan#	DRS	6/24/15	10.3
10.5	2013 Share Option Plan#	DRS	6/24/15	10.4
10.6	2015 Omnibus Incentive Plan#	S-1/A	9/21/15	10.5
10.7	Employee Share Purchase Plan#	S-1/A	9/21/15	10.15
10.8	Form of Non-Qualified Stock Option Agreement pursuant to the 2015 Omnibus Incentive Plan (U.S. individuals)#	S-1/A	9/21/15	10.17
10.9	Form of Incentive Stock Option Agreement pursuant to the 2015 Omnibus Incentive Plan (U.S. individuals)#	S-1/A	9/21/15	10.18
10.10	2015 Omnibus Incentive Plan, including 2015 Omnibus Incentive Plan Sub-Plan for Grantees Subject to Israeli Taxation and 2015 Omnibus Incentive Plan Sub-Plan for Switzerland#	8-K	12/22/15	10.1
10.11	Form of Incentive Stock Option Agreement pursuant to the 2015 Omnibus Incentive Plan for use in connection with the 2015 Omnibus Incentive Plan Sub-Plan for Grantees Subject to Israeli Taxation (non-102(b) grants)#	8-K	12/22/15	10.2
10.12	Form of Incentive Stock Option Agreement pursuant to the 2015 Omnibus Incentive Plan for use in connection with the 2015 Omnibus Incentive Plan Sub-Plan for Grantees Subject to Israeli Taxation (102(b) grants)#	8-K	12/22/15	10.3
10.13	Form of Stock Option Award Agreement based on the 2015 Omnibus Incentive Plan for use in connection with the 2015 Omnibus Incentive Plan Sub-Plan for Switzerland#	8-K	12/22/15	10.4
10.14	Form of Incentive Stock Option Agreement pursuant to the 2015 Omnibus Incentive Plan for use in Japan#	8-K	12/22/15	10.5
10.15	Form of Stock Option Award Agreement based on the 2015 Omnibus Incentive Plan for use in Germany#	10-K	3/1/16	10.25
10.16	Form of Incentive Stock Option Agreement pursuant to the 2015 Omnibus Incentive Plan#	8-K	5/12/17	10.1
10.17	Form of Non-Qualified Stock Option Agreement pursuant to the 2015 Omnibus Incentive Plan#	8-K	5/12/17	10.2
10.18	Form of Incentive Stock Option Agreement pursuant to the NovoCure Limited 2015 Omnibus Incentive Plan – Form of Performance Option Agreement for Israel#	8-K	4/4/18	10.1
10.19	Form of Indemnification Agreement	8-K	3/22/16	10.1
10.20	Employment Agreement, dated as of May 11, 2016, by and between Novocure USA LLC and William F. Doyle#	8-K	5/13/16	10.1

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
10.21	Amendment #1 to Employment Agreement between Novocure USA LLC and William F. Doyle dated February 24, 2021#	10-K	2/25/21	10.23
10.22	Israeli SubPlan to the NovoCure Limited Employee Share Purchase Plan#	8-K	6/30/16	10.1
10.23	Non-Employee Director Compensation Program#				X
10.24	Employment Agreement, dated as of October 10, 2016, by and between NovoCure (Israel) Ltd. and Asaf Danziger#	8-K	10/14/16	10.1
10.25	Amended and Restated Employment Agreement dated as of September 1, 2020 by and between Novocure USA LLC and Wilhelmus Groenhuysen#	8-K	8/13/20	10.1
10.26	Employment Agreement, dated as of October 10, 2016, by and between NovoCure USA LLC and Michael J. Ambrogi#	8-K	10/14/16	10.3
10.27	Employment Agreement, dated as of September 1, 2020, by and between NovoCure USA LLC and Ashley Cordova#	8-K	8/13/20	10.2
10.28	Employment Agreement, dated as of July 25, 2018, between Novocure USA LLC and Pritesh Shah#	10-Q	10/25/18	10.1
10.29	Form of Restricted Share Unit Award Notice pursuant to the 2015 Omnibus Incentive Plan – Form of Agreement for USA#	10-K	2/23/17	10.28
10.30	Form of Restricted Share Unit Award Notice pursuant to the 2015 Omnibus Incentive Plan – Form of Agreement for Israel#	10-K	2/23/17	10.29
10.31	Form of Restricted Share Unit Award Notice pursuant to the 2015 Omnibus Incentive Plan – Form of Agreement for Switzerland#	10-K	2/23/17	10.30
10.32	Form of Restricted Share Unit Award Notice pursuant to the 2015 Omnibus Incentive Plan – Form of Agreement for Japan#	10-K	2/23/17	10.31
10.33	Form of Restricted Share Unit Award Notice pursuant to the 2015 Omnibus Incentive Plan – Form of Agreement for Germany#	8-K	4/4/18	10.2
10.34	Form of Performance-Based Share Unit Award for Executive Chairman and Chief Executive Officer#	8-K	3/6/20	10.1
10.35	Form of Performance-Based Share Unit Award for Certain Executive Officers#	8-K	3/6/20	10.2
10.36	First Addendum dated June 9, 2020 to License and Collaboration Agreement, dated as of September 10, 2018, between NovoCure Limited and Zai Lab (Shanghai) Co., Ltd.**	10-K	2/25/21	10.40
10.37	Purchase and Sale Agreement dated December 1, 2021 by and between 64 Vaughan Mall, LLC and Novocure Inc.	10-K	2/24/22	10.41
10.38	Construction Agreement dated December 30, 2021 by and between Hanover Development Corporation and Novocure Inc.**	10-K	2/24/22	10.42
10.39	Amendment No. 1 dated as of December 6, 2021 to Credit Agreement dated as of November 6, 2020	10-K	2/24/22	10.43
10.40	Employment Agreement, dated as of January 3, 2024, between Novocure USA LLC and Frank Leonard#	8-K	1/4/24	10.1

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
10.41	Employment Agreement, dated as of January 3, 2024, between Novocure USA LLC and Pritesh Shah#	8-K	1/4/24	10.2
19	NovoCure Limited Policy Statement on Securities Trades by Company Officers, Directors and Employees				X
21	Subsidiaries				X
23.1	Consent of Independent Registered Public Accounting Firm				X
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X
32.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X
32.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X
97	Novocure Limited Amended and Restated Policy on Recoupment of Incentive Compensation Effective as of October 2, 2023				X
101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

*	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of NovoCure Limited under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.
†	Confidential treatment has been granted for certain information set forth in this exhibit. Such information has been omitted and filed separately with the Securities and Exchange Commission.
#	Compensation plans and arrangements for executive officers and others.
**	Portions of the referenced exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K
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
Date: February 22, 2024

NovoCure Limited

By:	/s/ Asaf Danziger
Asaf Danziger
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	Signature	Title

February 22, 2024	/s/ Asaf Danziger	Chief Executive Officer and Director (Principal Executive Officer)
Asaf Danziger

February 22, 2024	/s/ Ashley Cordova	Chief Financial Officer (Principal Financial and Accounting Officer)
Ashley Cordova

February 22, 2024	/s/ William F. Doyle	Executive Chairman and Director
William F. Doyle

February 22, 2024	/s/ Jeryl L. Hilleman	Director
Jeryl L. Hilleman

February 22, 2024	/s/ David T. Hung	Director
David T. Hung

February 22, 2024	/s/ Kinyip Gabriel Leung	Director
Kinyip Gabriel Leung

February 22, 2024	/s/ Martin J. Madden	Director
Martin J. Madden

February 22, 2024	/s/ Allyson Ocean	Director
Allyson Ocean

February 22, 2024	/s/ Timothy J. Scannell	Director
Timothy J. Scannell

February 22, 2024	/s/ Kristin Stafford	Director
Kristin Stafford

February 22, 2024	/s/ William A. Vernon	Director
William A. Vernon