Form 10-Q
period 2024-03-31
NovoCure Ltd
filed 2024-05-02
CIK 1645113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 26, 2024
Ordinary shares, no par value	107,611,077 Shares

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
In addition to historical facts or statements of current condition, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements contained in this report are based on our current plans, expectations, hopes, beliefs, intentions or strategies concerning future developments and their impact on us. Forward-looking statements contained in this report constitute our expectations or forecasts of future events as of the date this report was filed with the Securities and Exchange Commission and are not statements of historical fact. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Such statements may include words such as “anticipate,” “will,” “estimate,” “expect,” “project,” “intend,” “should,” “plan,” “believe,” “hope” and other words and terms of similar meaning in connection with any discussion of, among other things, future operating or financial performance, strategic initiatives and business strategies, regulatory or competitive environments, our intellectual property and research and development related to our Tumor Treating Fields ("TTFields") devices marketed under various brand names, including "Optune Gio" and "Optune Lua", and software, tools and other items to support and optimize the delivery of TTFields (collectively, the “Products”). In particular, these forward-looking statements include, among others, statements about:
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
•our plans to pursue the use of our Products for the treatment of indications other than glioblastoma (“GBM”) and malignant pleural mesothelioma (“MPM”);
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
•our ability to maintain, develop protect, defend or enforce our intellectual property position;
•our ability to manage the risks associated with business disruptions caused by natural disasters, extreme weather events, pandemics such as COVID-19 (coronavirus), or international conflict or other disruptions outside of our control;
•our cash needs; and
•our prospects, financial condition and results of operations.
These forward-looking statements involve a number of risks and uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Factors which may cause such differences to occur include those risks and uncertainties set forth under Part I, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed on February 22, 2024, as well as other risks and uncertainties set forth from time to time in the reports we file with the Securities and Exchange Commission (the "SEC"). In our prior filings, references to Optune now refer to Optune Gio® and NovoTTF-100L refer to Optune Lua®. We do not intend
i

to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.
TRADEMARKS
This Quarterly Report on Form 10-Q includes trademarks of NovoCure Limited and other persons. All trademarks or trade names referred to herein are the property of their respective owners.
ii

NovoCure Limited
Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION
Item 1.  Financial Statements

NOVOCURE LIMITED AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands (except share data)
	March 31, 2024	December 31, 2023
	Unaudited	Audited
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$453,763	$240,821
Short-term investments	416,384	669,795
Restricted cash	3,600	1,743
Trade receivables, net	65,091	61,221
Receivables and prepaid expenses	21,479	22,677
Inventories	42,391	38,152
Total current assets	1,002,708	1,034,409
LONG-TERM ASSETS:
Property and equipment, net	58,917	51,479
Field equipment, net	11,911	11,384
Right-of-use assets	32,994	34,835
Other long-term assets	14,899	14,022
Total long-term assets	118,721	111,720
TOTAL ASSETS	$1,121,429	$1,146,129

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOVOCURE LIMITED AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands (except share data)
	March 31, 2024	December 31, 2023
	Unaudited	Audited
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Trade payables	$84,316	$94,391
Other payables, lease liabilities and accrued expenses	75,914	84,724
Total current liabilities	160,230	179,115
LONG-TERM LIABILITIES:
Long-term debt, net	569,652	568,822
Long-term leases	25,608	27,420
Employee benefit liabilities	6,566	8,258
Other long-term liabilities	18	18
Total long-term liabilities	601,844	604,518
TOTAL LIABILITIES	762,074	783,633
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Share capital -
Ordinary shares no par value, unlimited shares authorized; issued and outstanding: 107,603,774 shares and 107,075,754 shares at March 31, 2024 (unaudited) and December 31, 2023, respectively	—	—
Additional paid-in capital	1,387,765	1,353,468
Accumulated other comprehensive income (loss)	(4,147)	(5,469)
Retained earnings (accumulated deficit)	(1,024,263)	(985,503)
TOTAL SHAREHOLDERS' EQUITY	359,355	362,496
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,121,429	$1,146,129
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOVOCURE LIMITED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
U.S. dollars in thousands (except share and per share data)
	Three months ended March 31,		Year ended December 31,
	2024	2023	2023
	Unaudited		Audited
Net revenues	$138,503	$122,182	$509,338
Cost of revenues	33,689	29,614	128,280
Gross profit	104,814	92,568	381,058

Operating costs and expenses:
Research, development and clinical studies	51,598	59,704	223,062
Sales and marketing	55,206	51,169	226,809
General and administrative	39,530	41,944	164,057
Total operating costs and expenses	146,334	152,817	613,928

Operating income (loss)	(41,520)	(60,249)	(232,870)
Financial income (expenses), net	9,878	9,169	41,130

Income (loss) before income tax	(31,642)	(51,080)	(191,740)
Income tax	7,118	1,981	15,303
Net income (loss)	$(38,760)	$(53,061)	$(207,043)

Basic and diluted net income (loss) per ordinary share	$(0.36)	$(0.50)	$(1.95)
Weighted average number of ordinary shares used in computing basic and diluted net income (loss) per share	107,266,198	105,667,072	106,391,178
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
U.S. dollars in thousands
	Three months ended March 31,		Year ended December 31,
	2024	2023	2023
	Unaudited		Audited
Net income (loss)	$(38,760)	$(53,061)	$(207,043)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustments	(327)	300	1,473
Unrealized gain (loss) from debt securities	—	357	445
Pension benefit plan	1,649	(915)	(4,954)
Total comprehensive income (loss)	$(37,438)	$(53,319)	$(210,079)

NOVOCURE LIMITED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
U.S. dollars in thousands (except share data)
	Ordinary shares	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings (accumulated deficit)	Total shareholders' equity

Balance as of December 31, 2023 (audited)	107,075,754	$1,353,468	$(5,469)	$(985,503)	$362,496

Share-based compensation to employees	—	34,084	—	—	34,084
Exercise of options and vested RSUs	528,020	213	—	—	213
Other comprehensive income (loss), net of tax benefit of $0	—	—	1,322	—	1,322
Net income (loss)	—	—	—	(38,760)	(38,760)
Balance as of March 31, 2024 (Unaudited)	107,603,774	$1,387,765	$(4,147)	$(1,024,263)	$359,355

	Ordinary shares	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings (accumulated deficit)	Total shareholders' equity

Balance as of December 31, 2022 (audited)	105,049,411	$1,222,063	$(2,433)	$(778,460)	$441,170

Share-based compensation to employees	—	39,084	—	—	39,084
Exercise of options and vested RSUs	1,137,751	5,211	—	—	5,211
Other comprehensive income (loss), net of tax benefit of $0	—	—	(258)	—	(258)
Net income (loss)	—	—	—	(53,061)	(53,061)
Balance as of March 31, 2023 (Unaudited)	106,187,162	$1,266,358	$(2,691)	$(831,521)	$432,146

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOVOCURE LIMITED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands
	Three months ended March 31,		Year ended December 31,
	2024	2023	2023
	Unaudited		Audited
Cash flows from operating activities:
Net income (loss)	$(38,760)	$(53,061)	$(207,043)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,815	2,722	10,969
Accrued Interest	1,622	(1,120)	(95)
Asset write-downs and impairment of field equipment	194	126	493
Share-based compensation	34,084	39,084	115,608
Foreign currency remeasurement loss (gain)	613	(127)	161
Decrease (increase) in accounts receivables and prepaid expenses	(3,275)	14,511	29,414
Amortization of discount (premium)	(5,381)	(4,056)	(23,084)
Decrease (increase) in inventories	(4,650)	(2,718)	(8,919)
Decrease (increase) in other long-term assets	1,174	1,534	4,072
Increase (decrease) in accounts payables and accrued expenses	(18,245)	(10,464)	14,869
Increase (decrease) in other long-term liabilities	(1,765)	(3,158)	(9,781)
Net cash provided by (used in) operating activities	(31,574)	(16,727)	(73,336)
Cash flows from investing activities:
Purchase of property, equipment and field equipment	(11,784)	(6,088)	(27,093)
Proceeds from maturity of short-term investments	258,000	326,287	1,214,982
Purchase of short-term investments	—	(237,912)	(1,003,741)
Net cash provided by (used in) investing activities	246,216	82,287	184,148
Cash flows from financing activities:
Proceeds from issuance of shares, net	—	—	4,416
Repayment of long-term debt	—	(7)	(10)
Exercise of options	213	5,211	11,381
Net cash provided by (used in) financing activities	213	5,204	15,787
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(56)	41	131

Increase (decrease) in cash, cash equivalents and restricted cash	214,799	70,805	126,730
Cash, cash equivalents and restricted cash at the beginning of the period	242,564	115,834	115,834

Cash, cash equivalents and restricted cash at the end of the period	$457,363	$186,639	$242,564

Supplemental cash flow activities:
Cash paid during the period for:
Income taxes paid (refunded), net	$2,914	$1,712	$13,665
Interest paid	$2	$1	$6
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$453,763	$185,963	$240,821
Restricted cash	3,600	676	1,743
Total cash, cash equivalents and restricted cash	$457,363	$186,639	$242,564

NOVOCURE LIMITED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands
Non-cash activities:
Right-of-use assets obtained in exchange for lease liabilities	$282	$3,451	$18,063
Purchase of property incurred but unpaid at period end	$1,062	$—	$1,714
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
Financial statement preparation. The accompanying unaudited consolidated financial statements include the accounts of the Company and intercompany accounts and transactions have been eliminated. In the opinion of the Company’s management, the unaudited consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation for the periods presented. The preparation of these unaudited consolidated financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in these unaudited consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. These unaudited consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the "2023 10-K") filed with the Securities and Exchange Commission on February 22, 2024.
The significant accounting policies applied in the audited annual consolidated financial statements of the Company as disclosed in the 2023 10-K are applied consistently in these unaudited interim consolidated financial statements.
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
Recently announced accounting pronouncements.

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

NOTE 2: CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
Cash equivalents include items almost as liquid as cash, with maturity periods of three months or less when purchased, and short-term investments include items with maturity dates between three months and one year when purchased. As of March 31, 2024 and December 31, 2023, the Company’s cash and cash equivalents and short-term investments were composed of:

	March 31, 2024
	Unaudited
	Fair value level	Adjusted cost basis	Unrealized gains	Unrealized losses	Fair market value	Recorded basis	Cash and cash equivalents	Short-term investments (2)
Cash		$17,626	$—	$—	$17,626	$17,626	$17,626	$—
Money market funds	Level 1	303,191	—	—	303,191	303,191	303,191	—
Certificate of deposits and term deposits	Level 2	116,052	—	—	116,052	116,052	23,204	92,848
HTM securities (1)
U.S. Treasury bills	Level 1	$139,373	$72	$—	139,445	139,373	$109,742	$29,631
Corporate debt securities	Level 2	$293,905	$297	$(5)	294,197	293,905	$—	$293,905

		$433,278	$369	$(5)	$433,642	$433,278	$109,742	$323,536

Total		$870,147	$369	$(5)	$870,511	$870,147	$453,763	$416,384

	December 31, 2023
	Audited
	Fair value level	Adjusted cost basis	Unrealized gains	Unrealized losses	Fair market value	Recorded basis	Cash and cash equivalents	Short-term investments (2)
Cash		$9,955	$—	$—	$9,955	$9,955	$9,955	$—
Money market funds	Level 1	227,166	—	—	227,166	227,166	227,166	—
Certificate of deposits and term deposits	Level 2	153,169	—	—	153,169	153,169	3,700	149,469
HTM securities (1)
U.S. Treasury bills	Level 1	$78,844	$55	$(110)	78,789	78,844	$—	$78,844
Government and governmental agencies	Level 2	$24,940	$13	$—	24,953	24,940	$—	$24,940
Corporate debt securities	Level 2	$416,542	$486	$(149)	416,879	416,542	$—	$416,542

		$520,326	$554	$(259)	$520,621	$520,326	$—	$520,326

Total		$910,616	$554	$(259)	$910,911	$910,616	$240,821	$669,795
(1)    Changes in fair value of held-to-maturity ("HTM") securities are presented for disclosure purposes as required by ASC 320 "Investments — Debt Securities" and are recorded as finance expenses only if the unrealized loss is identified as a credit loss.

(2)    Pursuant to a bank guaranty agreement, $16,189 of short-term investments are pledged. See Note 4.
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
As of March 31, 2024 and December 31, 2023, all investments mature in one year or less.
Unrealized losses from debt securities are primarily attributable to changes in interest rates. The Company does not believe any remaining unrealized losses represent impairments based on the evaluation of available evidence.

NOTE 3: INVENTORIES
Inventories are stated at the lower of cost or net realizable value. The weighted average methodology is applied to determine cost. As of March 31, 2024 and December 31, 2023, the Company’s inventories were composed of:

	March 31, 2024	December 31, 2023
	Unaudited	Audited
Raw materials	$10,174	$10,265
Work in progress	11,934	9,796
Finished products	20,283	18,091
Total	$42,391	$38,152

NOTE 4: COMMITMENTS AND CONTINGENT LIABILITIES
Operating Leases. The facilities of the Company are leased under various operating lease agreements for periods, including options for extensions, ending no later than 2044. The Company also leases motor vehicles under various operating leases, which expire on various dates, the latest of which is in 2027.
Pledged deposits and bank guarantees. As of March 31, 2024 and December 31, 2023, the Company pledged bank deposits of $2,798 and $2,848, respectively, to cover bank guarantees in respect of its leases of operating facilities and obtained bank guarantees for the fulfillment of the Company’s lease and other contractual commitments of $3,157 and $3,216, respectively. In addition, €15,000 ($16,189) of the Company's short term investments are pledged to a bank as guarantee for the Company's due execution of cash concentration agreements.
Legal Proceedings. In June 2023, a putative class action lawsuit was filed against the Company, its Executive Chairman and its Chief Executive Officer. The complaint, later amended to add our Chief Financial Officer as a defendant, which purports to be brought on behalf of a class of persons and/or entities who purchased or otherwise acquired ordinary shares of the Company from January 5, 2023 through June 5, 2023, alleges material misstatements and/or omissions in the Company’s public statements with respect to the results from its phase 3 LUNAR clinical trial. The Company believes that the action is without merit and plans to defend the lawsuit vigorously. As of March 31, 2024, the Company has not accrued any amounts in respect of this claim, as it believes liability is not probable and the amount of any potential liability cannot be reasonably estimated.
NOTE 5: CONVERTIBLE NOTE
On November 5, 2020, the Company issued $575,000 aggregate principal amount of 0% Convertible Senior Notes due 2025 (the “Notes”).
The Notes mature on November 1, 2025, unless earlier repurchased, redeemed or converted as set forth in the Notes. As of March 31, 2024, the conditions allowing holders of the Notes to convert were not met. The Notes are therefore not convertible as of March 31, 2024 and are classified as long-term liability.

The net carrying amount of the liability of the Notes as of March 31, 2024 and December 31, 2023 are as follows:

	March 31, 2024	December 31, 2023
	Unaudited	Audited
Liability component, net:
Principal amount	$575,000	$575,000
Unamortized issuance costs	(5,348)	(6,178)
Net carrying amount of liability component (1)	$569,652	$568,822
(1) An effective interest rate determines the fair value of the Notes, therefore they are categorized as Level 3 in accordance with ASC 820. The estimated fair value of the net carrying amount of liability component of the Notes as of March 31, 2024 and December 31, 2023 were $525,865 and $515,962, respectively.
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

Finance expense related to the Notes was as follows:

	Three months ended March 31,		Year ended December 31, 2023
	2024	2023
	Unaudited		Audited
Amortization of debt issuance costs	830	815	3,313
Total finance expense recognized	$830	$815	$3,313

NOTE 6: REVENUE RECOGNITION
a.     Net revenues
The Company’s net revenues by geographic region, based on the patient’s location are summarized as follows:

	Three months ended March 31,		Year ended December 31,
	2024	2023	2023
United States	$90,543	$85,228	$349,743
International markets:
Germany	15,747	15,120	60,210
Japan	7,817	8,669	31,668
Other international markets	19,459	7,850	44,493
International markets - Total	43,023	31,639	136,371

Greater China (1)	4,937	5,315	23,224

Total net revenues	$138,503	$122,182	$509,338
(1) For additional information, see Notes 12 and 13 to the Consolidated Financial Statements in the 2023 10-K.

The Company's net revenues by performance period are as follows:

	Three months ended March 31,		Year ended December 31,
	2024	2023	2023
Net revenues recognized in the reporting period from performance obligations satisfied in:
Reporting period	$129,256	$117,338	$492,089
Previous periods	9,247	4,844	17,249
Total net revenues	$138,503	$122,182	$509,338
b.     Contract balances
The following table provides information about trade receivables, unbilled receivables and contract liabilities from contracts with customers:

	March 31, 2024	December 31, 2023
	Unaudited	Audited
Trade receivables	$60,401	$56,970
Unbilled receivables	$4,690	$4,251
Deferred revenues (short-term contract liabilities)	(15,870)	(16,224)
During the three months ended March 31, 2024 and 2023 and the year ended December 31, 2023 the Company recognized $16,224, $18,028 and $18,028, respectively, which were included in the deferred revenues (short-term contract liability) balance at January 1, 2024 and 2023.

NOTE 7: SHARE OPTION PLANS AND ESPP
In September 2015, the Company adopted the 2015 Omnibus Incentive Plan (the “2015 Plan”). Under the 2015 Plan, the Company can issue various types of equity compensation awards such as share options, restricted shares, performance shares, restricted share units (“RSUs”), performance-based share units (“PSUs”), long-term cash awards and other share-based awards.
Options granted under the 2015 Plan generally have a two-year or four-year vesting period and expire ten years after the date of grant. Options granted under the 2015 Plan that are canceled or forfeited before expiration become available for future grants. RSUs granted under the 2015 Plan generally vest over a three-year period. PSUs granted under the 2015 Plan generally vest between a three- and six-year period as performance targets are attained. RSUs and PSUs granted under the 2015 Plan that are canceled before expiration become available for future grants. As of March 31, 2024, 11,027,556 ordinary shares were available for grant under the 2015 Plan.
A summary of the status of the Company’s option plans as of March 31, 2024 and changes during the period then ended is presented below:

	Three months ended March 31, 2024
	Unaudited
	Number of options	Weighted average exercise price
Outstanding at beginning of year	8,539,507	$40.07
Granted	3,456,485	15.35
Exercised	(26,547)	8.70
Forfeited and canceled	(180,377)	58.72
Outstanding as of March 31, 2024	11,789,068	$32.61

Exercisable options	6,990,097	$34.67
A summary of the status of the Company’s RSUs and PSUs as of March 31, 2024 and changes during the period then ended is presented below.

	Three months ended March 31, 2024
	Unaudited
	Number of RSU/PSUs	Weighted average grant date fair value
Unvested at beginning of year	5,813,066	$60.52
Granted	8,930,183	15.17
Vested	(501,473)	90.19
Forfeited and cancelled	(337,925)	74.50
Unvested as of March 31, 2024 (1)	13,903,851	29.98

(1) Includes PSUs that have a mix of service, market and other milestone performance vesting conditions which are vested upon achievements of performance milestones that are not probable as of March 31, 2024, in accordance with ASC 718 "Compensation — Stock Compensation" as follows:

March 31, 2024
Number of PSUs	Fair value at grant date per PSU	Total fair value at grant date
588,952	$16.30	$9,600
2,703,852	$48.16	$130,218
220,533	76.97	16,974
249,402	80.59	20,099
15,210	87.66	1,333
3,777,949		$178,226
These PSUs will be expensed over the performance period when the vesting conditions become probable in accordance with ASC 718.

In September 2015, the Company adopted an employee share purchase plan (“ESPP”) to encourage and enable eligible employees to acquire ownership of the Company’s ordinary shares purchased through accumulated payroll deductions on an after-tax basis. In the United States, the ESPP is intended to be an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code and the provisions of the ESPP are construed in a manner consistent with the requirements of such section. As of March 31, 2024, 5,735,791 ordinary shares were available to be purchased by eligible employees under the ESPP.
The fair value of share-based awards was estimated using the Black-Scholes model for all equity grants. For market condition awards, the Company also applied the Monte-Carlo simulation model. The Company assessed fair value using the following underlying assumptions:

	Three months ended March 31,		Year ended December 31, 2023
	2024	2023
	Unaudited		Audited
Stock Option Plans
Expected term (years)	5.73-5.73	5.75-6.00	5.50-6.00
Expected volatility	71%-72%	63%-64%	63%-70%
Risk-free interest rate	3.88%-4.28%	4.08%-4.10%	3.48%-4.79%
Dividend yield	0.00%	0.00%	0.00%
ESPP
Expected term (years)	0.50	0.50	0.50
Expected volatility	90%	56%	56%-122%
Risk-free interest rate	5.13%	4.76%	4.76%-5.38%
Dividend yield	0.00%	0.00%	0.00%
The total non-cash share-based compensation expense related to all of the Company’s equity-based awards recognized for the three months ended March 31, 2024 and 2023, and the year ended December 31, 2023 was:

	Three months ended March 31,		Year ended December 31, 2023
	2024	2023
	Unaudited		Audited
Cost of revenues	$1,747	$2,006	$6,587
Research, development and clinical studies	8,610	11,779	31,827
Sales and marketing	11,048	11,644	35,968
General and administrative	12,679	13,655	41,226
Total share-based compensation expense	$34,084	$39,084	$115,608

NOTE 8: Basic and diluted net income (loss) per ordinary share
Basic net income (loss) per share is computed based on the weighted average number of ordinary shares outstanding during each period. Diluted net income per share is computed based on the weighted average number of ordinary shares outstanding during the period, plus potential dilutive shares (deriving from options, RSUs, PSUs, convertible notes and the ESPP) considered outstanding during the period, in accordance with ASC 260-10 "Earnings Per Share", as determined under the treasury stock or if-converted method, as applicable.

The following table sets forth the computation of the Company’s basic and diluted net income (loss) per ordinary share:

	Three months ended March 31,		Year ended December 31, 2023
	2024	2023
	Unaudited		Audited
Net income (loss) attributable to ordinary shares as reported used in computing basic and diluted net income (loss) per share	$(38,760)	$(53,061)	$(207,043)

Weighted average number of ordinary shares used in computing diluted net income (loss) per share	107,266,198	105,667,072	106,391,178

Potentially anti-dilutive shares that were excluded from the computation of basic net income (loss) per share:
Options	8,246,017	6,337,929	6,950,781
RSUs and PSUs	4,375,948	1,178,521	1,423,377
ESPP	99,055	27,207	161,627
Weighted anti-dilutive shares outstanding which were not included in the diluted calculation	12,721,020	7,543,657	8,535,785

Basic and diluted net income (loss) per ordinary share	$(0.36)	$(0.50)	$(1.95)

NOTE 9: SUPPLEMENTAL INFORMATION
The Company operates in a single reportable segment.
The following table presents long-lived assets by location:

	March 31, 2024	December 31, 2023
	Unaudited	Audited
United States	$45,358	$41,634
Israel	8,290	8,317
Switzerland	10,940	7,733
Others	6,240	5,179
Total long lived assets	$70,828	$62,863

Restructuring
In November 2023, the Company announced a series of actions to strengthen and optimize its business operations to support near-term growth drivers and long-term value creation. The plan included a reduction in headcount of approximately 200 employees or 13% of the Company's then current workforce. The Company incurred restructuring costs (including severance pay, garden leave payments, etc.) in the amount of $2,031 and $6,231 for the three months ended March 31, 2024 and the year ended December 31, 2023, respectively, as follows:

	Three months ended March 31,	Year ended December 31, 2023
	2024
	Unaudited	Audited
Cost of revenues	$52	$262
Research, development and clinical studies	275	2,070
Sales and marketing	1,539	2,404
General and administrative	164	1,495
Total restructuring cost	$2,031	$6,231

Restructuring costs paid during the period	$5,128	$2,753

These restructuring costs were offset by accrual reversals for the three months ended March 31, 2024 and the year ended December 31, 2023 in the amount of $369 and $3,041, respectively, which relate to the terminated employees' exits from the Company’s cash incentive plans. These restructuring costs were further offset by forfeited equity-based compensation expense reversals for the three months ended March 31, 2024 and the year ended December 31, 2023 in the amount of $1,661 and $9,313, respectively, which relate to the terminated employees' exits from the Company’s equity incentive plan.

NOTE 10: SUBSEQUENT EVENT

On May 1, 2024 Novocure Luxembourg S.a.r.l. ("Borrower"), a wholly-owned subsidiary of the Company, entered into a new five-year senior secured credit facility of up to $400.0 million (the "Facility") with BPCR Limited Partnership and BioPharma Credit Investments V (Master) LP (collectively, the "Lenders"), BioPharma Credit PLC, as collateral agent for the Lenders, and the guarantors party to such agreement (the "Loan Agreement"). The Facility may be drawn in up to four drawings. The Loan Agreement provides for an initial term loan in the principal amount of $100.0 million (the "Tranche A Loan"), which was funded to the Borrower on May 1, 2024 (the "Tranche A Funding Date"). Under the Loan Agreement, the Borrower is required to draw $100.0 million on the Facility on or before June 30, 2025 (the "Tranche B Loan"), subject to customary conditions precedent as set forth in the Loan Agreement. Not later than December 31, 2025, the Borrower has the option to draw an additional $100.0 million of the Facility (the "Tranche C Loan") if (i) (A) the Company has received positive results from its PANOVA-3 phase 3 clinical trial or (B) the Company's trailing net revenues for the most recently completed four quarters as reported by the Company in its financial statements filed with the U.S. Securities and Exchange Commission ("Trailing Four Quarters of Net Revenue") are greater than $575.0 million and (ii) the Company's Convertible Notes due 2025 are extinguished in full and are no longer outstanding. Not later than March 31, 2026, the Borrower has the option to draw an additional $100.0 million of the Facility (the "Tranche D Loan") if (i) the Company receives an approval or clearance from the U.S. Food and Drug Administration for the Company's Tumor Treating Fields device for a pancreatic cancer indication or (ii) Trailing Four Quarters of Net Revenue is greater than $625.0 million. The obligations under the Loan Agreement are guaranteed by certain of the Company's subsidiaries and secured by a first lien on the Borrower's and certain of the Company's other subsidiaries’ assets. Outstanding term loans under the Loan Agreement will bear interest at an annual rate equal to 6.25% plus the three-month SOFR (subject to a 3.25% floor), payable quarterly in arrears and calculated on the basis of actual days elapsed in a 360-day year. The Borrower must pay 2.5% of additional consideration on each principal draw, with payment for the Tranche A Loan and the Tranche B Loan paid on the Tranche A Funding Date, and payments for the Tranche C Loan and the

Tranche D Loan on their respective funding dates. Principal under the Facility will be repaid in eight equal quarterly repayments commencing with the third quarter of 2027 and continuing each quarter thereafter, with the final payment of outstanding principal due on the fifth anniversary of the Tranche A Funding Date. Voluntary prepayment of all, but not less than all, of the term loans outstanding is permitted at any time, subject to make-whole and prepayment premiums as set forth in the Loan Agreement. Prepayment of all term loans outstanding, subject to make-whole and prepayment premiums, is due and payable upon a change-in-control as defined in the Loan Agreement. Make-whole and prepayment premiums are due and payable for the Tranche B Loans for any voluntary prepayment of the term loans outstanding, upon a change-in-control (as defined in the Loan Agreement), and upon any acceleration of the maturity date, in each case regardless of whether the Tranche B Loan is drawn. The Loan Agreement contains a financial covenant only if the Tranche C Loan and/or Tranche D Loan are funded, in which case the Company is required to maintain at least Trailing Four Quarters of Net Revenue of at least $500.0 million, calculated on a trailing twelve-month basis as of the end of each fiscal quarter, beginning with the first quarter of 2027 based on year-end 2026 audited financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist you in better understanding and evaluating our financial condition and results of operations. We encourage you to read this MD&A in conjunction with our unaudited consolidated financial statements and the notes thereto for the period ended March 31, 2024 included in Part I, Item 1 of this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Please refer to the information under the heading “Cautionary Note Regarding Forward-Looking Statements” elsewhere in this report. References to the words “we,” “our,” “us,” and the “Company” in this report refer to NovoCure Limited, including its consolidated subsidiaries.
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
The critical accounting policies requiring estimates, assumptions and judgments that we believe have the most significant impact on our consolidated financial statements can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the "2023 10-K"). For additional information, see Note 1 to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report. There were no other material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our 2023 10-K.
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
In 2023, we announced results from our phase 3 LUNAR study evaluating the use of TTFields together with standard therapies following platinum-based treatment failure in the treatment of patients with metastatic non-small cell lung cancer ("NSCLC"). Patients treated with TTFields therapy and standard therapies demonstrated a statistically significant and clinically meaningful improvement in overall survival over standard therapies alone. The LUNAR study also showed a statistically significant and clinically meaningful improvement in overall survival when patients were treated with TTFields therapy and immune checkpoint inhibitors, as compared to those treated with immune checkpoint inhibitors alone, and a positive trend in overall survival when patients were treated with TTFields therapy and docetaxel versus docetaxel alone. In December 2023, we filed a PMA application with the FDA seeking approval for the use of TTFields therapy together with standard systemic therapies for the treatment of NSCLC following progression on or after platinum-based therapy. In January 2024, we announced the FDA had accepted this submission for filing. We completed the Day 100 meeting with the U.S. FDA regarding the PMA application submission for Optune Lua in NSCLC based off of the LUNAR phase 3 clinical study. The FDA Day 100 meeting conversation was productive with no indication that the LUNAR PMA is tracking for an advisory panel. We anticipate the PMA decision in the second half of 2024. We have also filed applications for use to the necessary regulatory bodies in Europe and Japan.
In March 2024, we announced the topline results of the phase 3 METIS trial, evaluating the use of TTFields therapy and supportive care for the treatment of patients with 1-10 brain metastases from NSCLC following stereotactic radiosurgery (“METIS”). The METIS trial met its primary endpoint, demonstrating a statistically significant improvement in time to intracranial progression for adult patients treated with Tumor Treating Fields (TTFields) therapy and supportive care compared to patients treated with supportive care alone. Patients treated with TTFields therapy and supportive care exhibited a median time to intracranial progression of 21.9 months compared to 11.3 months in patients treated with supportive care alone for brain metastasis (n=298; hazard ratio=0.67; P=0.016). Consistent with previous studies, TTFields therapy was well-tolerated with sustained quality of life and neurocognitive function. Baseline characteristics were well balanced between arms. Preliminary analyses of key secondary endpoints (time to neurocognitive failure, overall survival, and radiological response rate) did not demonstrate statistical significance. We plan to share the full analysis of the METIS trial data at the upcoming American Society of Clinical Oncology scientific congress in June.
In March 2024, an exploratory subgroup analysis of the phase 3 INNOVATE-3 clinical trial was presented at the European Society of Gynaecological Oncology 2024 Congress. The randomized, phase 3 INNOVATE-3 trial evaluated the use of TTFields therapy together with paclitaxel in platinum-resistant ovarian cancer in patients with a maximum of five total prior lines of systemic therapy. While the INNOVATE-3 trial did not meet its primary overall survival endpoint in the intent-to-treat population, the exploratory subgroup analysis found that pegylated liposomal doxorubicin (PLD) -naïve patients randomized to receive TTFields therapy and paclitaxel demonstrated significant improvement in median overall survival compared to PLD-naïve patients treated with paclitaxel alone. These data provide valuable insights into the use of TTFields therapy in the treatment of solid tumors and will be informative in the design of future clinical trials. Novocure and investigators will continue to analyze the data from the INNOVATE-3 trial.
We have several ongoing or planned trials which will further explore the use of TTFields therapy in the treatment of NSCLC, including the phase 3 LUNAR-2 trial, as well as the phase 2 KEYNOTE B36 and LUNAR-4 trials. In addition to our trials in NSCLC, we have multiple ongoing trials in our brain and pancreatic cancer programs, including the phase 3 TRIDENT, and PANOVA-3 trials, and the phase 2 PANOVA-4 trial. In March 2024, the FDA approved the Investigational New Drug application for the randomized, phase 3 KEYNOTE D58 clinical trial. This trial will evaluate the use of TTFields therapy together with temozolomide and pembrolizumab for the treatment of newly diagnosed GBM. We anticipate launching this trial in 2024. We anticipate expanding our clinical pipeline over time to study the safety and efficacy of TTFields therapy for additional solid tumor indications and combinations with other cancer treatment modalities.
The table below presents the current status of the ongoing clinical trials in our pipeline and anticipated timing of data.

Our therapy is delivered through a medical device and we continue to advance our Products with the intention to extend survival and maintain quality of life for patients. We have several product development programs underway that are designed to optimize TTFields delivery to the target tumor and enhance patient ease of use. One of these initiatives is the launch of new arrays, which are thinner, lighter and more flexible. We have obtained a CE Mark and have begun rolling out our new arrays in multiple European countries. We submitted the new arrays for regulatory approval in the U.S. via a PMA supplement in 2023 and are awaiting a regulatory decision.
In 2018, we granted Zai Lab (Shanghai) Co., Ltd. ("Zai") a license to commercialize our Products in China, Hong Kong, Macau and Taiwan ("Greater China") under a License and Collaboration Agreement (the "Zai Agreement"). The Zai Agreement also establishes a development partnership intended to accelerate the development of TTFields therapy in multiple solid tumor cancer indications. For additional information, see Note 13 to the 2023 10-K.
We view our operations and manage our business in one operating segment. For the three months ended March 31, 2024, our net revenues were $138.5 million. Our net loss for the three months ended March 31, 2024 was $38.8 million. As of March 31, 2024, we had an accumulated deficit of $1,024.3 million.
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
We also receive revenues pursuant to the Zai Agreement. For additional information regarding the Zai Agreement, see Note 13 to the Consolidated Financial Statements in our 2023 10-K.
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

Results of Operations
The following discussion provides an analysis of our results of operations and reasons for material changes therein for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. The tables contained in this section report U.S. dollars in thousands (except share, patient, and prescription data). The following table sets forth our consolidated statements of operations data:

	Three months ended March 31,
	2024	2023
	Unaudited
Net revenues	$138,503	$122,182
Cost of revenues	33,689	29,614
Gross profit	104,814	92,568

Operating costs and expenses:
Research, development and clinical studies	51,598	59,704
Sales and marketing	55,206	51,169
General and administrative	39,530	41,944
Total operating costs and expenses	146,334	152,817

Operating income (loss)	(41,520)	(60,249)
Financial income (expenses), net	9,878	9,169

Income (loss) before income taxes	(31,642)	(51,080)
Income taxes	7,118	1,981
Net income (loss)	$(38,760)	$(53,061)

Basic and diluted net income (loss) per ordinary share	$(0.36)	$(0.50)
Weighted average number of ordinary shares used in computing basic and diluted net income (loss) per share	107,266,198	105,667,072

The following table details the share-based compensation expense included in costs and expenses:

	Three months ended March 31,
	2024	2023
	Unaudited
Cost of revenues	$1,747	$2,006
Research, development and clinical studies	8,610	11,779
Sales and marketing	11,048	11,644
General and administrative	12,679	13,655
Total share-based compensation expense	$34,084	$39,084

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

The following table includes certain commercial operating statistics for and as of the end of the periods presented.

	March 31,
Operating statistics	2024	2023
Active patients at period end
United States	2,137	2,168
International markets:
Germany	540	477
Japan	379	382
Other international	789	440
International markets - Total	1,708	1,299

Total	3,845	3,467

	Three months ended March 31,
	2024	2023
Prescriptions received in period
United States	990	1,051
International markets:
Germany	206	208
Japan	91	72
Other international	356	165
International markets - Total	653	445

Total	1,643	1,496
Three months ended March 31, 2024 compared to three months ended March 31, 2023

	Three months ended March 31,
	2024	2023	% Change
Net revenues	$138,503	$122,182	13%
Net revenues. Net revenues increased 13% to $138.5 million for the three months ending March 31, 2024 from $122.2 million for the same period in 2023. For the three months ended March 31, 2024, the increase primarily resulted from $10.5 million of revenues from the successful launch in France and $5.3 million of revenues in the US due to improved approval rates. The improved approval rates in the U.S. resulted in $4.2 million of increased revenue from prior period claims, primarily from 2023.

	Three months ended March 31,
	2024	2023	% Change
Cost of revenues	$33,689	$29,614	14%
Cost of revenues. Our cost of revenues for the three months ended March 31, 2024 was $33.7 million, an increase of 14% from $29.6 million for the same period in 2023. For the three months ended March 31, 2024, the increase in cost of revenues was primarily due to 11% growth in active patients and increased costs related to the ongoing launch of our next generation array.
Excluding sales to Zai, cost of revenues per active patient per month was $2,715 for the three months ended March 31, 2024, an increase of 4% from $2,608 for the same period in 2023, primarily due to the ongoing launch of next generation arrays. Cost of revenues per active patient is calculated by dividing the cost of revenues for the quarter less equipment sales to Zai for the quarter by the average of the active patients at the end of the prior quarter and the ending active patients in the current quarter. This quarterly figure is then divided by three to estimate the monthly cost of revenues per active patient. Sales to Zai are deducted because they are sold at cost and in anticipation of future royalties from Zai, and Zai patient counts are not included in our active patient population. Product sales to Zai totaled $2.7 million for the three months ended March 31, 2024 compared to $2.6 million million for the three months ended March 31, 2023.
Gross margin was 76% for the three months ended March 31, 2024 compared to 76% for the three months ended March 31, 2023. We expect that our gross margins will continue to be impacted by current and future product enhancements, such as the ongoing launch of next generation arrays in the U.S. and our potential launch in NSCLC. We continue to focus on opportunities to increase efficiencies and scale within our supply chain. This includes evaluating new materials, manufacturers, and processes that could lead to lower costs.
Operating Expenses.

	Three months ended March 31,
	2024	2023	% Change
Research, development and clinical studies	$51,598	$59,704	(14)%
Sales and marketing	55,206	51,169	8%
General and administrative	39,530	41,944	(6)%
Total operating expenses	$146,334	$152,817	(4)%
Research, development and clinical study expenses. Research, development and clinical study expenses decreased 14% to $51.6 million for the three months ended March 31, 2024 from $59.7 million for the same period in 2023. For the three months ended March 31, 2024, the change resulted primarily from $5.5 million in decreased personnel expenses and $1.0 million in reduced direct clinical trial expenses driven by the timing of activities within the ongoing clinical trial portfolio. Total research and development expenses can fluctuate quarter-to-quarter dependent upon the amount of clinical research organization services delivered, clinical materials procured and the number of trials actively underway within a given quarter.
Sales and marketing expenses. Sales and marketing expenses increased 8% to $55.2 million for the three months ended March 31, 2024 from $51.2 million for the same period in 2023. For the three months ended March 31, 2024, these changes were primarily driven by $1.7 million in sales force expansion and $1.7 million in increased marketing activities in anticipation of a potential launch in NSCLC.
General and administrative expenses. General and administrative expenses decreased 6% to $39.5 million for the three-month period ended March 31, 2024 from $41.9 million for the same period in 2023. For the three months ended March 31, 2024, these changes were primarily due to lower personnel expenses.

	Three months ended March 31,
	2024	2023	% Change
Financial income (expenses), net	$9,878	$9,169	8%
Financial income (expenses), net. Financial income increased $0.7 million or 8%, to $9.9 million for the three months ended March 31, 2024 from $9.2 million in income for the same period in 2023. For the three-month period ending March 31, 2024, the change from 2023 was primarily due to $2.1 million in increased interest income offset by a $1.3 million negative impact from foreign exchange.

	Three months ended March 31,
	2024	2023	% Change
Income taxes	$7,118	$1,981	259%
Income taxes. Income taxes increased 259% to $7.1 million for the three months ended March 31, 2024 from $2.0 million for the same period in 2023. The change is driven by a decrease in tax benefits from share-based compensation and the utilization of tax credits in 2023 related to prior years. The increase also reflects a change in the mix of applicable statutory tax rates in active jurisdictions.

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

	Three months ended March 31,
	2024	2023	% Change
Net income (loss)	$(38,760)	$(53,061)	(27)%
Add: Income tax	7,118	1,981	259%
Add: Financial expenses (income), net	(9,878)	(9,169)	8%
Add: Depreciation and amortization	2,815	2,722	3%
EBITDA	$(38,705)	$(57,527)	(33)%
Add: Share-based compensation	34,084	39,084	(13)%
Adjusted EBITDA	$(4,621)	$(18,443)	(75)%
Adjusted EBITDA increased by $13.8 million to $(4.6) million for the three months ended March 31, 2024 from $(18.4) million for the same period in 2023. This increase was primarily driven by revenue growth and an associated $12.2 million increase in gross margin. Actions taken during the November 2023 restructuring and a heightened focus on driving operational efficiencies reduced total operating expenses, excluding share-based compensation, by $2.1 million year-over-year. We intend to take actions that prioritize growth and maintain financial health and flexibility as we position our company for future profitability.

Liquidity and Capital Resources
We have incurred significant losses and cumulative negative cash flows from operations since our founding in 2000. As of March 31, 2024, we had an accumulated deficit of $1,024.3 million. To date, we have primarily financed our operations through the issuance and sale of equity and the proceeds from long-term loans.
At March 31, 2024, we had $870.1 million in cash, cash equivalents and short-term investments, a decrease of $40.5 million compared to $910.6 million at December 31, 2023. We believe our cash, cash equivalents and short-term investments as of March 31, 2024 are sufficient for our operations for at least the next 12 months based on our existing business plan and our ability to control the timing of significant expense commitments. We expect that our operating expenses will continue to increase over the next several years and may outpace our gross profit as we prepare to expand into additional indications beyond GBM. As a result, we may need to raise additional capital to fund our operations.

The following summary of our cash flows for the periods indicated has been derived from our unaudited consolidated financial statements, which are included elsewhere in this Quarterly Report:

	Three months ended March 31,
	2024	2023	Change	% Change
Net cash provided by (used in) operating activities	$(31,574)	$(16,727)	$(14,847)	89%
Net cash provided by (used in) investing activities	246,216	82,287	163,929	199%
Net cash provided by financing activities	213	5,204	(4,991)	(96)%
Effect of exchange rate changes on cash and cash equivalents	(56)	41	(97)	(237)%
Net increase (decrease) in cash, cash equivalents and restricted cash	$214,799	$70,805	$143,994	203%
Operating activities. Net cash used in or provided by operating activities represents our net income (loss) for the periods presented, share-based compensation and depreciation and amortization. Operating cash flows are also impacted by changes in working capital.
Net cash used in operating activities increased by $14.8 million from $16.7 million net cash used in operating activities for the three months ended March 31, 2023 to $31.6 million net cash used in operating activities for the three months ended March 31, 2024. This increase was a result of net loss decreasing by $14.3 million, offset by a $27.5 million increase in working capital, a decrease of $2.7 million in cash to non-cash based expenses primarily consisting of shared-based compensation, and an increase of $1.1 million in other long term assets and liabilities. The $27.5 million increase in working capital includes a $17.8 million increase in accounts receivable, a decrease of $7.8 million in accounts payable and accrued expenses as well as an increase of $ 1.9 million in inventories.
Investing activities. Our investing activities consist primarily of investments in and redemptions of our short-term investments as well as investments in property and equipment.
Net cash provided by investing activities was $246.2 million for the three months ended March 31, 2024, compared to $82.3 million used in investing activities for the three months ended March 31, 2023. The $246.2 million net cash provided by investing activities for the three months ended March 31, 2024 was primarily attributable to $258.0 million of net proceeds from the maturity of short-term investments and the purchase of $11.8 million of property and equipment. The $82.3 million net cash provided by investing activities for the three months ended March 31, 2023 was primarily attributable to $88.4 million of net proceeds in short-term investments and by the purchase of $6.1 million of property and equipment.
Financing activities. To date, our primary financing activities have been the sale of equity and the proceeds from long-term loans. Net cash provided by financing activities was $0.2 million for the three months ended March 31, 2024, as compared to $5.2 million provided by financing activities for the three months ended March 31, 2023. The net cash provided by financing activities for the three months ended March 31, 2024 and March 31, 2023 included proceeds from the exercise of options under the Company's stock option plan.
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
For more information, see Note 10a. to the Consolidated Financial Statements in the 2023 10-K.
Term loan credit facility
On May 1, 2024 Novocure Luxembourg S.a.r.l. ("Borrower"), our wholly-owned subsidiary, entered into a new five-year senior secured credit facility of up to $400.0 million (the "Facility") with BPCR Limited Partnership and BioPharma Credit Investments V (Master) LP (collectively, the "Lenders"), BioPharma Credit PLC, as collateral agent for the Lenders, and the guarantors party to such agreement (the "Loan Agreement"). The Facility may be drawn in up to four drawings. The Loan Agreement provides for an initial term loan in the principal amount of $100.0 million (the "Tranche A Loan"), which was funded to the Borrower on May 1, 2024 (the "Tranche A Funding Date"). Under the Loan Agreement, the Borrower is required to draw $100.0 million on the Facility on or before June 30, 2025 (the "Tranche B Loan"), subject to customary conditions precedent as set forth in the Loan Agreement. Not later than December 31, 2025, the Borrower has the option to draw an additional $100.0 million of the Facility (the "Tranche C Loan") if (i) (A) we have received positive results from our PANOVA-3 phase 3 clinical trial or (B) our trailing net revenues for the most recently completed four quarters as reported in our financial statements filed with the U.S. Securities and Exchange Commission ("Trailing Four Quarters of Net Revenue") are greater than $575.0 million and (ii) our Convertible Notes due 2025 are extinguished in full and are no longer outstanding. Not later than March 31, 2026, the Borrower has the option to draw an additional $100.0 million of the Facility (the "Tranche D Loan") if (i) we receive an approval or clearance from the U.S. Food and Drug Administration for our Tumor Treating Fields device for a pancreatic cancer indication or (ii) Trailing Four Quarters of Net Revenue is greater than $625.0 million. The obligations under the Loan Agreement are guaranteed by certain of our subsidiaries and secured by a first lien on the Borrower's and certain of our other subsidiaries’ assets. Outstanding term loans under the Loan Agreement will bear interest at an annual rate equal to 6.25% plus the three-month SOFR (subject to a 3.25% floor), payable quarterly in arrears and calculated on the basis of actual days elapsed in a 360-day year. The Borrower must pay 2.5% of additional consideration on each principal draw, with payment for the Tranche A Loan and the Tranche B Loan paid on the Tranche A Funding Date, and payments for the Tranche C Loan and the Tranche D Loan on their respective funding dates. Principal under the Facility will be repaid in eight equal quarterly repayments commencing with the third quarter of 2027 and continuing each quarter thereafter, with the final payment of outstanding principal due on the fifth anniversary of the Tranche A Funding Date. Voluntary prepayment of all, but not less than all, of the term loans outstanding is permitted at any time, subject to make-whole and prepayment premiums as set forth in the Loan Agreement. Prepayment of all term loans outstanding, subject to make-whole and prepayment premiums, is due and payable upon a change-in-control as defined in the Loan Agreement. Make-whole and prepayment premiums are due and payable for the Tranche B Loans for any voluntary prepayment of the term loans outstanding, upon a change-in-control (as defined in the Loan Agreement), and upon any acceleration of the maturity date, in each case regardless of whether the Tranche B Loan is drawn. The Loan Agreement contains a financial covenant only if the Tranche C Loan and/or Tranche D Loan are funded, in which case we are required to maintain at least Trailing Four Quarters of Net Revenue of at least $500.0 million, calculated on a trailing twelve-month basis as of the end of each fiscal quarter, beginning with the first quarter of 2027 based on year-end 2026 audited financial statements.
Contractual Obligations and Commitments
There have been no material changes from the information disclosed in our 2023 10-K.
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements as defined under U.S. Securities and Exchange Commission (“SEC”) rules.
Item 3.  Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes from the information disclosed in our 2023 10-K.
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial

Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.  Legal Proceedings
In June 2023, a putative class action lawsuit was filed against the Company, its Executive Chairman and its Chief Executive Officer. The complaint, later amended to add our Chief Financial Officer as a defendant, which purports to be brought on behalf of a class of persons and/or entities who purchased or otherwise acquired ordinary shares of the Company from January 5, 2023 through June 5, 2023, alleges material misstatements and/or omissions in the Company’s public statements with respect to the results from its phase 3 LUNAR clinical trial. The Company believes that the action is without merit and plans to defend the lawsuit vigorously.
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
Item 1A.  Risk Factors
There have been no material changes to our risk factors disclosed in Part I, Item 1A “Risk Factors” in the 2023 10-K.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not applicable.
Item 5.  Other Information
Entry Into a Material Definitive Agreement; Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement
On May 1, 2024, Novocure Luxembourg S.a.r.l. ("Borrower"), a wholly-owned subsidiary of the Company, entered into a new five-year senior secured credit facility of up to $400.0 million (the "Facility") with BPCR Limited Partnership and BioPharma Credit Investments V (Master) LP, (collectively, the "Lenders"), BioPharma Credit PLC, as collateral agent for the Lenders, and the guarantors party to such agreement (the “Loan Agreement”). The Facility may be funded in up to four drawings. The Loan Agreement provides for an initial term loan in the principal amount of $100 million (the “Tranche A Loan”), which was funded to the Borrower on May 1, 2024 (the "Tranche A Funding Date"). Under the Loan Agreement, the Borrower is required to draw $100.0 million of the Facility on or before June 30, 2025 (the "Tranche B Loan"), subject to customary conditions precedent as set forth in the Loan Agreement. Not later than December 31, 2025, the Borrower has the option to draw an additional $100.0 million of the Facility (the "Tranche C Loan") if (i) (A) the Company has received positive results from its PANOVA-3 phase 3 clinical trial or (B) the Company's trailing net revenues for the most recently completed four quarters as reported by the Company in its financial statements filed with the U.S. Securities and Exchange Commission ("Trailing Four Quarters of Net Revenue") are greater than $575.0 million and (ii) the Company's Convertible Notes due 2025 are extinguished in full and are no longer outstanding. Not later than March 31, 2026, the Borrower has the option to draw an additional $100.0 million of the Facility (the "Tranche D Loan") if (i) the Company receives an approval or clearance from the U.S. Food and Drug Administration for the Company's Tumor Treating Fields device for a pancreatic cancer indication or (ii) Trailing Four Quarters of Net Revenue is greater than $625.0 million. The obligations under the Loan Agreement are guaranteed by certain of the Company's subsidiaries and secured by a first lien on the Borrower's and certain of the Company's other subsidiaries’ assets. Outstanding term loans under the Loan Agreement will bear interest at an annual rate equal to 6.25% plus the three-month SOFR (subject to a 3.25% floor), payable quarterly in arrears and calculated on the basis of actual days elapsed in a 360-day year. The Borrower must pay 2.5% of additional consideration on each principal draw, with payment for the Tranche A Loan and the Tranche B Loan paid on the Tranche A Funding Date, and payments for the Tranche C Loan and the Tranche D Loan on their respective funding dates. Principal under the Facility will be repaid in eight equal quarterly repayments commencing with the third quarter in 2027 and continuing each quarter thereafter, with the final payment of outstanding principal due on the fifth anniversary of the Tranche A Funding Date. Voluntary prepayment of all, but not less than all, of the term loans outstanding is permitted at any time, subject to make-whole and prepayment premiums as set forth in the Loan Agreement. Prepayment of all term loans outstanding, subject to make-whole and prepayment premiums, is due and payable upon a change-in-control as defined in the Loan Agreement. Make-whole and prepayment premiums are due and payable for the Tranche B Loans for any voluntary prepayment of the term loans outstanding, upon a change-in-control (as defined in the Loan Agreement), and upon any acceleration of the maturity date, in each case regardless of whether the Tranche B Loans are drawn. The Loan Agreement contains a financial covenant only if the Tranche C Loan and/or the Tranche D Loan are funded, in which case the Company is required to maintain at least Trailing Four Quarters of Net Revenue of at least $500.0 million, calculated on a trailing twelve-month basis as of the end of each fiscal quarter, beginning with the first quarter of 2027 based on year-end 2026 audited financial statements.
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
During the three-month period ending March 31, 2024, neither we nor any of our executive officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that are intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) promulgated under the Securities Exchange Act of 1934, as amended or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 6.  Exhibits
EXHIBIT INDEX

Exhibit Number		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Date	Number
10.1
Loan Agreement dated April 29. 2024 among Novocure Luxembourg S.a.r.l., the subsidiary guarantors party thereto, BPCR Limited Partnership and BioPharma Credit Investments V (Master) LP, and BioPharma Credit PLC, as collateral agent.[1]
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
____________________________________________
1    Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedules or exhibits to the SEC upon request.

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

NovoCure Limited

Date: May 2, 2024	/s/ Ashley Cordova
Ashley Cordova Chief Financial Officer (principal financial and accounting officer and duly authorized officer)