Form 10-Q
period 2024-06-30
NovoCure Ltd
filed 2024-07-25
CIK 1645113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 19, 2024
Ordinary shares, no par value	108,217,490 Shares

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
ii

NovoCure Limited
Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION
Item 1.  Financial Statements

NOVOCURE LIMITED AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands (except share data)
	June 30, 2024	December 31, 2023
	Unaudited	Audited
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$164,796	$240,821
Short-term investments	786,390	669,795
Restricted cash	3,647	1,743
Trade receivables, net	64,703	61,221
Receivables and prepaid expenses	32,858	22,677
Inventories	40,442	38,152
Total current assets	1,092,836	1,034,409
LONG-TERM ASSETS:
Property and equipment, net	66,477	51,479
Field equipment, net	11,719	11,384
Right-of-use assets	29,076	34,835
Other long-term assets	12,062	14,022
Total long-term assets	119,334	111,720
TOTAL ASSETS	$1,212,170	$1,146,129

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOVOCURE LIMITED AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands (except share data)
	June 30, 2024	December 31, 2023
	Unaudited	Audited
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Trade payables	$90,171	$94,391
Other payables, lease liabilities and accrued expenses	79,007	84,724
Total current liabilities	169,178	179,115
LONG-TERM LIABILITIES:
Convertible note	556,508	568,822
Senior secured credit facility, net	96,962	—
Long-term leases	21,731	27,420
Employee benefit liabilities	6,023	8,258
Other long-term liabilities	18	18
Total long-term liabilities	681,242	604,518
TOTAL LIABILITIES	850,420	783,633
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Share capital -
Ordinary shares no par value, unlimited shares authorized; issued and outstanding: 108,013,830 shares and 107,075,754 shares at June 30, 2024 (unaudited) and December 31, 2023, respectively	—	—
Additional paid-in capital	1,422,903	1,353,468
Accumulated other comprehensive income (loss)	(3,515)	(5,469)
Retained earnings (accumulated deficit)	(1,057,638)	(985,503)
TOTAL SHAREHOLDERS' EQUITY	361,750	362,496
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,212,170	$1,146,129
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOVOCURE LIMITED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
U.S. dollars in thousands (except share and per share data)
	Three months ended June 30,		Six months ended June 30,		Year ended December 31,
	2024	2023	2024	2023	2023
	Unaudited		Unaudited		Audited
Net revenues	$150,356	$126,051	$288,859	$248,233	$509,338
Cost of revenues	34,654	34,018	68,343	63,632	128,280
Gross profit	115,702	92,033	220,516	184,601	381,058

Operating costs and expenses:
Research, development and clinical studies	54,955	55,427	106,553	115,131	223,062
Sales and marketing	56,616	58,488	111,822	109,657	226,809
General and administrative	37,711	40,778	77,241	82,722	164,057
Total operating costs and expenses	149,282	154,693	295,616	307,510	613,928

Operating income (loss)	(33,580)	(62,660)	(75,100)	(122,909)	(232,870)
Financial income (expenses), net	10,851	8,756	20,729	17,925	41,130

Income (loss) before income tax	(22,729)	(53,904)	(54,371)	(104,984)	(191,740)
Income tax	10,646	3,514	17,764	5,495	15,303
Net income (loss)	$(33,375)	$(57,418)	$(72,135)	$(110,479)	$(207,043)

Basic and diluted net income (loss) per ordinary share	$(0.31)	$(0.54)	$(0.67)	$(1.04)	$(1.95)
Weighted average number of ordinary shares used in computing basic and diluted net income (loss) per share	107,700,284	106,289,073	107,483,241	105,979,791	106,391,178
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
U.S. dollars in thousands
	Three months ended June 30,		Six months ended June 30,		Year ended December 31,
	2024	2023	2024	2023	2023
	Unaudited		Unaudited		Audited
Net income (loss)	$(33,375)	$(57,418)	$(72,135)	$(110,479)	$(207,043)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustments	102	529	(225)	829	1,473
Unrealized gain (loss) from debt securities		68	—	425	445
Pension benefit plan	530	113	2,179	(802)	(4,954)
Total comprehensive income (loss)	$(32,743)	$(56,708)	$(70,181)	$(110,027)	$(210,079)

NOVOCURE LIMITED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
U.S. dollars in thousands (except share data)
	Ordinary shares	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings (accumulated deficit)	Total shareholders' equity

Balance as of December 31, 2023 (audited)	107,075,754	$1,353,468	$(5,469)	$(985,503)	$362,496

Share-based compensation to employees	—	34,084	—	—	34,084
Exercise of options and vested RSUs	528,020	213	—	—	213
Other comprehensive income (loss), net of tax benefit of $0	—	—	1,322	—	1,322
Net income (loss)	—	—	—	(38,760)	(38,760)
Balance as of March 31, 2024 (Unaudited)	107,603,774	$1,387,765	$(4,147)	$(1,024,263)	$359,355

Share-based compensation to employees	—	31,830	—	—	31,830
Proceeds from issuance of shares	178,668	2,187	—	—	2,187
Exercise of options and vested RSUs	231,388	1,121		—	1,121
Other comprehensive income (loss), net of tax benefit of $0	—	—	632	—	632
Net income (loss)	—	—	—	(33,375)	(33,375)
Balance as of June 30, 2024 (Unaudited)	108,013,830	$1,422,903	$(3,515)	$(1,057,638)	$361,750

	Ordinary shares	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings (accumulated deficit)	Total shareholders' equity

Balance as of December 31, 2022 (audited)	105,049,411	$1,222,063	$(2,433)	$(778,460)	$441,170

Share-based compensation to employees	—	39,084	—	—	39,084
Exercise of options and vested RSUs	1,137,751	5,211	—	—	5,211
Other comprehensive income (loss), net of tax benefit of $0	—	—	(258)	—	(258)
Net income (loss)	—	—	—	(53,061)	(53,061)
Balance as of March 31, 2023 (Unaudited)	106,187,162	$1,266,358	$(2,691)	$(831,521)	$432,146

Share-based compensation to employees	—	32,740	—	—	32,740
Proceeds from issuance of shares	81,730	2,883	—	—	2,883
Exercise of options and vested RSUs	336,439	4,622	—	—	4,622
Other comprehensive income (loss), net of tax benefit of $0	—	—	710	—	710
Net income (loss)	—	—	—	(57,418)	(57,418)
Balance as of June 30, 2023 (Unaudited)	106,605,331	$1,306,603	$(1,981)	$(888,939)	$415,683

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOVOCURE LIMITED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands
	Three months ended June 30,		Six months ended June 30,		Year ended December 31,
	2024	2023	2024	2023	2023
	Unaudited		Unaudited		Audited
Cash flows from operating activities:
Net income (loss)	$(33,375)	$(57,418)	$(72,135)	$(110,479)	$(207,043)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,858	2,721	5,673	5,443	10,969
Accrued Interest	(349)	1,170	1,273	50	(95)
Asset write-downs and impairment of field equipment	140	136	334	262	493
Share-based compensation	31,830	32,740	65,914	71,824	115,608
Foreign currency remeasurement loss (gain)	653	914	1,266	787	161
Decrease (increase) in accounts receivables and prepaid expenses	(11,119)	6,941	(14,394)	21,452	29,414
Amortization of discount (premium)	(6,854)	(5,075)	(12,235)	(9,131)	(23,084)
Decrease (increase) in inventories	1,888	(1,452)	(2,762)	(4,170)	(8,919)
Decrease (increase) in other long-term assets	4,889	(1,920)	6,063	(386)	4,072
Increase (decrease) in accounts payables and accrued expenses	9,548	207	(8,697)	(10,257)	14,869
Increase (decrease) in other long-term liabilities	(1,829)	(1,701)	(3,594)	(4,859)	(9,781)
Net cash provided by (used in) operating activities	$(1,720)	$(22,737)	(33,294)	(39,464)	(73,336)
Cash flows from investing activities:
Purchase of property, equipment and field equipment	$(11,446)	$(6,931)	(23,230)	(13,019)	(27,093)
Proceeds from maturity of short-term investments	160,000	314,597	418,000	640,884	1,214,982
Purchase of short-term investments	(522,994)	(321,563)	(522,994)	(559,475)	(1,003,741)
Net cash provided by (used in) investing activities	$(374,440)	$(13,897)	(128,224)	68,390	184,148
Cash flows from financing activities:
Proceeds from issuance of shares, net	$2,187	$2,883	2,187	2,883	4,416
Proceeds from senior secured credit facility, net	96,922	—	96,922	—	—
Repayment and redemption of long-term debt	(12,913)	(3)	(12,913)	(10)	(10)
Exercise of options	1,121	4,622	1,334	9,833	11,381
Net cash provided by (used in) financing activities	$87,317	$7,502	87,530	12,706	15,787
Effect of exchange rate changes on cash, cash equivalents and restricted cash	$(77)	$(13)	(133)	28	131

Increase (decrease) in cash, cash equivalents and restricted cash	(288,920)	(29,145)	(74,121)	41,660	126,730
Cash, cash equivalents and restricted cash at the beginning of the period	457,363	186,639	242,564	115,834	115,834

NOVOCURE LIMITED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands

Cash, cash equivalents and restricted cash at the end of the period	$168,443	$157,494	$168,443	$157,494	$242,564

Supplemental cash flow activities:
Cash paid during the period for:
Income taxes paid (refunded), net	$7,501	$5,831	$10,415	$7,543	$13,665
Interest paid	$1,968	$—	$1,970	$1	$6
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$164,796	$156,978	$164,796	$156,978	$240,821
Restricted cash	3,647	516	3,647	516	1,743
Total cash, cash equivalents and restricted cash	$168,443	$157,494	$168,443	$157,494	$242,564
Non-cash activities:
Right-of-use assets obtained (disposed) in exchange for lease liabilities	$(1,649)	$2,333	$(1,367)	$5,784	$18,063
Purchase of property incurred but unpaid at period end	$401	$—	$401	$—	$1,714
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOVOCURE LIMITED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share data)
NOTE 1: ORGANIZATION AND BASIS OF PRESENTATION
Organization. NovoCure Limited (including its consolidated subsidiaries, the "Company") was incorporated in the Bailiwick of Jersey and is principally engaged in the development, manufacture and commercialization of Tumor Treating Fields ("TTFields") devices, including Optune Gio and Optune Lua (collectively, our "Products"), for the treatment of solid tumor cancers. The Company markets Optune Gio and Optune Lua in multiple countries around the globe with the majority of revenues coming from the use of Optune Gio in the U.S., Germany, France and Japan. The Company also has a License and Collaboration Agreement (the "Zai Agreement") with Zai Lab (Shanghai) Co., Ltd. ("Zai") to market Optune in China, Hong Kong, Macau and Taiwan ("Greater China").
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
Recently announced accounting pronouncements

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

NOTE 2: CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
Cash equivalents include items almost as liquid as cash, with maturity periods of three months or less when purchased, and short-term investments include items with maturity dates between three months and one year when purchased. As of June 30, 2024 and December 31, 2023, the Company’s cash and cash equivalents and short-term investments were composed of:

	June 30, 2024
	Unaudited
	Fair value level	Adjusted cost basis	Unrealized gains	Unrealized losses	Fair market value	Recorded basis	Cash and cash equivalents	Short-term investments (2)
Cash		$17,238	$—	$—	$17,238	$17,238	$17,238	$—
Money market funds	Level 1	145,558	—	—	145,558	145,558	145,558	—
Certificate of deposits and term deposits	Level 2	210,197	—	—	210,197	210,197	2,000	208,197
HTM securities (1)
U.S. Treasury bills	Level 1	$127,396	$19	$(15)	127,400	127,396	$—	$127,396
Corporate debt securities	Level 2	$450,797	$131	$(285)	450,643	450,797	$—	$450,797

		$578,193	$150	$(300)	$578,043	$578,193	$—	$578,193

Total		$951,186	$150	$(300)	$951,036	$951,186	$164,796	$786,390

	December 31, 2023
	Audited
	Fair value level	Adjusted cost basis	Unrealized gains	Unrealized losses	Fair market value	Recorded basis	Cash and cash equivalents	Short-term investments (2)
Cash		$9,955	$—	$—	$9,955	$9,955	$9,955	$—
Money market funds	Level 1	227,166	—	—	227,166	227,166	227,166	—
Certificate of deposits and term deposits	Level 2	153,169	—	—	153,169	153,169	3,700	149,469
HTM securities (1)
U.S. Treasury bills	Level 1	$78,844	$55	$(110)	78,789	78,844	$—	$78,844
Government and governmental agencies	Level 2	$24,940	$13	$—	24,953	24,940	$—	$24,940
Corporate debt securities	Level 2	$416,542	$486	$(149)	416,879	416,542	$—	$416,542

		$520,326	$554	$(259)	$520,621	$520,326	$—	$520,326

Total		$910,616	$554	$(259)	$910,911	$910,616	$240,821	$669,795
(1)    Changes in fair value of held-to-maturity ("HTM") securities are presented for disclosure purposes as required by ASC 320 "Investments — Debt Securities" and are recorded as finance expenses only if the unrealized loss is identified as a credit loss.

(2)    Pursuant to a bank guaranty agreement,$16,074 of short-term investments are pledged. See Note 4.
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
As of June 30, 2024 and December 31, 2023, all investments mature in one year or less.
Unrealized losses from debt securities are primarily attributable to changes in interest rates. The Company does not believe any remaining unrealized losses represent impairments based on the evaluation of available evidence.

NOTE 3: INVENTORIES
Inventories are stated at the lower of cost or net realizable value. The weighted average methodology is applied to determine cost. As of June 30, 2024 and December 31, 2023, the Company’s inventories were composed of:

	June 30, 2024	December 31, 2023
	Unaudited	Audited
Raw materials	$9,585	$10,265
Work in progress	11,854	9,796
Finished products	19,003	18,091
Total	$40,442	$38,152

NOTE 4: COMMITMENTS AND CONTINGENT LIABILITIES
Operating Leases. The facilities of the Company are leased under various operating lease agreements for periods, including options for extensions, ending no later than 2044. The Company also leases motor vehicles under various operating leases, which expire on various dates, the latest of which is in 2027.
Pledged deposits and bank guarantees. As of June 30, 2024 and December 31, 2023, the Company pledged bank deposits of $2,797 and $2,848, respectively, to cover bank guarantees in respect of its leases of operating facilities and obtained bank guarantees for the fulfillment of the Company’s lease and other contractual commitments of $3,155 and $3,216, respectively. In addition, €15,000 ($16,074) of the Company's short term investments are pledged to a bank as guarantee for the Company's due execution of cash concentration agreements.
Legal Proceedings. In June 2023, a putative class action lawsuit was filed against the Company, its Executive Chairman and its Chief Executive Officer. The complaint, later amended to add our Chief Financial Officer as a defendant, which purports to be brought on behalf of a class of persons and/or entities who purchased or otherwise acquired ordinary shares of the Company from January 5, 2023 through June 5, 2023, alleges material misstatements and/or omissions in the Company’s public statements with respect to the results from its phase 3 LUNAR clinical trial. The Company believes that the action is without merit and plans to defend the lawsuit vigorously. As of June 30, 2024, the Company has not accrued any amounts in respect of this claim, as it believes liability is not probable and the amount of any potential liability cannot be reasonably estimated.
NOTE 5: LONG-TERM DEBT, NET
a.Convertible notes
On November 5, 2020, the Company issued $575,000 aggregate principal amount of 0% Convertible Senior Notes due 2025 (the “Notes”).
The Notes mature on November 1, 2025, unless earlier repurchased, redeemed or converted as set forth in the Notes. As of June 30, 2024, the conditions allowing holders of the Notes to convert were not met. The Notes are therefore not convertible as of June 30, 2024 and are classified as long-term liability.
In June 2024 the Company redeemed $14,055 of Notes in consideration of $12,913. The gain from redemption was reported as finance income in accordance with ASC 470 "Debt with Conversion and Other Options".

The net carrying amount of the liability of the Notes as of June 30, 2024 and December 31, 2023 are as follows:

	June 30, 2024	December 31, 2023
	Unaudited	Audited
Liability component, net:
Principal amount	$560,945	$575,000
Unamortized issuance costs	(4,437)	(6,178)
Net carrying amount of liability component (1)	$556,508	$568,822
(1) An effective interest rate determines the fair value of the Notes, therefore they are categorized as Level 3 in accordance with ASC 820. The estimated fair value of the net carrying amount of liability component of the Notes as of June 30, 2024 and December 31, 2023 were $507,158 and $515,962, respectively.
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
Finance expense related to the Notes was as follows:

	Three months ended June 30,		Six months ended June 30,		Year ended December 31, 2023
	2024	2023	2024	2023
	Unaudited		Unaudited		Audited
Gain from redemption of Notes	(1,142)	—	(1,142)	—	—
Amortization of debt issuance costs	911	826	1,741	1,641	3,313
Total finance expenses (income) recognized	$(231)	$826	$599	$1,641	$3,313
b. Senior secured credit facility, net
On May 1, 2024 Novocure Luxembourg S.a.r.l. ("Borrower"), a wholly-owned subsidiary of the Company, entered into a new five-year senior secured credit facility of up to $400.0 million (the "Facility") with BPCR Limited Partnership and BioPharma Credit Investments V (Master) LP (collectively, the "Lenders"), BioPharma Credit PLC, as collateral agent for the Lenders, and the guarantors party to such agreement (the "Loan Agreement"). The Facility may be drawn in up to four drawings. The Loan Agreement provides for an initial term loan in the principal amount of $100.0 million (the "Tranche A Loan"), which was funded to the Borrower on May 1, 2024 (the "Tranche A Funding Date"). Under the Loan Agreement, the Borrower is required to draw $100.0 million on the Facility on or before June 30, 2025 (the "Tranche B Loan"), subject to customary conditions precedent as set forth in the Loan Agreement. Not later than December 31, 2025, the Borrower has the option to draw an additional $100.0 million of the Facility (the "Tranche C Loan") if (i) (A) the Company has received positive results from its PANOVA-3 phase 3 clinical trial or (B) the Company's trailing net revenues for the most recently completed four quarters as reported by the Company in its financial statements filed with the U.S. Securities and Exchange Commission ("Trailing Four Quarters of Net Revenue") are greater than $575.0 million and (ii) the Notes are extinguished in full and are no longer outstanding. Not later than March 31, 2026, the Borrower has the option to draw an additional $100.0 million of the Facility (the "Tranche D Loan") if (i) the Company receives an approval or clearance from the U.S. Food and Drug Administration for the Company's Tumor Treating Fields device for a pancreatic cancer indication or (ii) Trailing Four Quarters of Net Revenue is greater than $625.0 million. The obligations under the Loan Agreement are guaranteed by certain of the Company's subsidiaries and secured by a first lien on the Borrower's and certain of the Company's other subsidiaries’ assets. Outstanding term loans under the Loan Agreement will bear interest at an annual rate equal to 6.25% plus the three-month SOFR (subject to a 3.25% floor), payable quarterly in arrears and calculated on the basis of actual days elapsed in a 360-day year. The Borrower must pay 2.5% of additional consideration on each principal draw, with payment for the Tranche A Loan and the Tranche B Loan paid on the Tranche A Funding Date, and payments for the Tranche C Loan and the Tranche D Loan on their respective funding dates. Principal under the Facility will be repaid in eight equal quarterly repayments commencing with the third quarter of 2027 and continuing each quarter thereafter, with the final payment of outstanding principal due on the fifth anniversary of the Tranche A Funding Date. Voluntary prepayment of all, but not less than all, of the term loans outstanding is permitted at any time, subject to make-whole and prepayment premiums as set forth in the Loan

Agreement. Prepayment of all term loans outstanding, subject to make-whole and prepayment premiums, is due and payable upon a change-in-control as defined in the Loan Agreement. Make-whole and prepayment premiums are due and payable for the Tranche B Loans for any voluntary prepayment of the term loans outstanding, upon a change-in-control (as defined in the Loan Agreement), and upon any acceleration of the maturity date, in each case regardless of whether the Tranche B Loan is drawn. The Loan Agreement contains a financial covenant only if the Tranche C Loan and/or Tranche D Loan are funded, in which case the Company is required to maintain at least Trailing Four Quarters of Net Revenue of at least $500.0 million, calculated on a trailing twelve-month basis as of the end of each fiscal quarter, beginning with the first quarter of 2027 based on year-end 2026 audited financial statements.
As of June 30, 2024 the Company had borrowed the Tranche A Loan in the principal amount of $100,000.

	June 30, 2024	December 31, 2023
	Unaudited	Audited
Liability component, net:
Principal amount	$100,000	$—
Unamortized issuance costs	(3,038)	—
Net carrying amount of liability component (1)	$96,962	$—

(1) An effective interest rate determines the fair value of the Notes, therefore they are categorized as Level 3 in accordance with ASC 820. The estimated fair value of the net carrying amount of liability component of the Notes as of June 30, 2024 and December 31, 2023 were $114,187 and $0, respectively.
The net carrying amount of the liability is represented by the principal amount of the Notes, less total issuance costs plus any amortization of issuance costs. The total issuance costs upon issuance of the Notes were $3,078 and are amortized to interest expense using the effective interest rate method over the contractual term of the Notes. For purposes of calculating the net carrying amount, the annual effective interest rate is assumed to be 13.3% over the remaining contractual term of the Notes.

Finance expense related to the Facility was as follows:

	Three months ended June 30,		Six months ended June 30,		Year ended December 31, 2023
	2024	2023	2024	2023
	Unaudited		Unaudited		Audited
Interest	1,962	—	1,962	—	—
Amortization of debt issuance costs	40	—	40	—	—
Total finance expense recognized	$2,002	$—	$2,002	$—	$—

NOTE 6: REVENUE RECOGNITION
a.     Net revenues
The Company’s net revenues by geographic region, based on the patient’s location are summarized as follows:

	Three months ended June 30,			Six months ended June 30,		Year ended December 31,
	2024	0	2023	2024	2023	2023
United States	$95,711		$86,958	$186,254	$172,186	$349,743
International markets:
Germany	15,097		15,744	30,844	30,864	60,210
France (1)	14,267		—	24,755	—	11,736
Japan	7,664		7,861	15,481	16,530	31,668
Other international markets	11,771		8,737	20,742	16,587	32,757
International markets - Total	48,799		32,342	91,822	63,981	136,371

Greater China (2)	5,846		6,751	10,783	12,066	23,224

Total net revenues	$150,356		$126,051	$288,859	$248,233	$509,338
(1) For periods ending prior to December 31, 2023, net revenue for France is included in "Other international markets".
(2) For additional information, see Notes 12 and 13 to the Consolidated Financial Statements in the 2023 10-K.

The Company's net revenues by performance period are as follows:

	Three months ended June 30,			Six months ended June 30,		Year ended December 31,
	2024	0	2023	2024	2023	2023
Net revenues recognized in the reporting period from performance obligations satisfied in:
Reporting period	$138,857		$119,823	$269,343	$236,932	$492,089
Previous periods	11,499		6,228	19,516	11,301	17,249
Total net revenues	$150,356		$126,051	$288,859	$248,233	$509,338
b.     Contract balances
The following table provides information about trade receivables, unbilled receivables and contract liabilities from contracts with customers:

	June 30, 2024	December 31, 2023
	Unaudited	Audited
Trade receivables	$59,869	$56,970
Unbilled receivables	$4,834	$4,251
Deferred revenues (short-term contract liabilities)	(15,605)	(16,224)
During the six months ended June 30, 2024 and 2023 and the year ended December 31, 2023 the Company recognized $16,224, $18,028 and $18,028, respectively, which were included in the deferred revenues (short-term contract liability) balance at January 1, 2024 and 2023.

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
As of June 30, 2024, no ordinary shares were available for grant under the 2015 Plan (see below).
In April 2024, the Company adopted the 2024 Omnibus Incentive Plan (the "2024 Plan"), which replaced the 2015 Plan, effective June 5, 2024 (the "Effective Date") following approval from the Company's shareholders. Under the 2024 Plan, the Company can issue various types of equity compensation awards such as share options, restricted shares, performance shares, restricted share units (“RSUs”), performance-based share units (“PSUs”), long-term cash awards and other share-based awards. The total number of shares of the Company’s ordinary shares that may be granted under the 2024 Plan consists of (i) up to 9,000,000 ordinary shares (reduced by 433,018 shares subject to awards granted under the 2015 Plan after April 2, 2024), all of which were available under the 2015 Plan and which ceased to be available for future awards under the 2015 Plan as of the Effective Date and (ii) the number of undelivered shares subject to outstanding awards under the 2015 Plan that become available for future awards under the 2024 Plan as provided for in the 2024 Plan.
Options granted under the 2024 Plan generally will have a two-year or four-year vesting period and expire ten years after the date of grant. Options granted under the 2015 Plan and 2024 Plan that are canceled or forfeited before expiration become available for future grants under the 2024 Plan. RSUs granted under the 2024 Plan generally will vest over a three-year period. PSUs granted under the 2024 Plan generally will vest between a three- and six-year period as performance targets are attained. RSUs and PSUs granted under the 2015 Plan and 2024 Plan that are canceled before expiration become available for future grants under the 2024 Plan.
As of June 30, 2024, no awards have been granted under the 2024 Plan and 9,270,636 ordinary shares were available for grant under the 2024 Plan.
A summary of the status of the Company’s option plans as of June 30, 2024 and changes during the period then ended is presented below:

	Six months ended June 30, 2024
	Unaudited
	Number of options	Weighted average exercise price
Outstanding at beginning of year	8,539,507	$40.07
Granted	3,593,899	15.46
Exercised	(172,463)	7.74
Forfeited and canceled	(431,933)	49.89
Outstanding as of June 30, 2024	11,529,010	$32.51

Exercisable options	6,897,941	$35.39
A summary of the status of the Company’s RSUs and PSUs as of June 30, 2024 and changes during the period then ended is presented below.

	Six months ended June 30, 2024
	Unaudited
	Number of RSU/PSUs	Weighted average grant date fair value
Unvested at beginning of year	5,813,066	$60.52
Granted	9,225,787	15.21
Vested	(586,945)	88.14
Forfeited and cancelled	(816,451)	47.71
Unvested as of June 30, 2024 (1)	13,635,457	29.44

(1) Includes PSUs that have a mix of service, market and other milestone performance vesting conditions which are vested upon achievements of performance milestones that are not probable as of June 30, 2024, in accordance with ASC 718 "Compensation — Stock Compensation" as follows:

June 30, 2024
Number of PSUs	Fair value at grant date per PSU	Total fair value at grant date
588,952	$16.30	$9,600
2,703,852	48.16	130,218
199,315	76.97	15,341
234,512	80.59	18,899
15,210	87.66	1,333
3,741,841		$175,393
These PSUs will be expensed over the performance period when the vesting conditions become probable in accordance with ASC 718.
In September 2015, the Company adopted an employee share purchase plan (“ESPP”) to encourage and enable eligible employees to acquire ownership of the Company’s ordinary shares purchased through accumulated payroll deductions on an after-tax basis. In the United States, the ESPP is intended to be an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code and the provisions of the ESPP are construed in a manner consistent with the requirements of such section. As of June 30, 2024, 5,557,123 ordinary shares were available to be purchased by eligible employees under the ESPP.

The fair value of share-based awards was estimated using the Black-Scholes model for all equity grants. For market condition awards, the Company also applied the Monte-Carlo simulation model. The Company assessed fair value using the following underlying assumptions:

	Six months ended June 30,		Year ended December 31, 2023
	2024	2023
	Unaudited		Audited
Stock Option Plans
Expected term (years)	5.50-5.73	5.50-6.00	5.50-6.00
Expected volatility	71%-73%	63%-67%	63%-70%
Risk-free interest rate	3.88%-4.43%	3.48%-4.10%	3.48%-4.79%
Dividend yield	0.00%	0.00%	0.00%
ESPP
Expected term (years)	0.50	0.50	0.50
Expected volatility	90%	56%	56%-122%
Risk-free interest rate	5.13%	4.76%	4.76%-5.38%
Dividend yield	0.00%	0.00%	0.00%
The total non-cash share-based compensation expense related to all of the Company’s equity-based awards recognized for the three and six months ended June 30, 2024 and 2023, and the year ended December 31, 2023 was:

	Three months ended June 30,		Six months ended June 30,		Year ended December 31, 2023
	2024	2023	2024	2023
	Unaudited		Unaudited		Audited
Cost of revenues	$1,698	$2,023	$3,446	$4,029	$6,587
Research, development and clinical studies	9,517	8,537	18,127	20,316	31,827
Sales and marketing	9,896	10,213	20,944	21,857	35,968
General and administrative	10,719	11,967	23,397	25,622	41,226
Total share-based compensation expense	$31,830	$32,740	$65,914	$71,824	$115,608

NOTE 8: Basic and diluted net income (loss) per ordinary share
Basic net income (loss) per share is computed based on the weighted average number of ordinary shares outstanding during each period. Diluted net income per share is computed based on the weighted average number of ordinary shares outstanding during the period, plus potential dilutive shares (deriving from options, RSUs, PSUs, Notes and the ESPP) considered outstanding during the period, in accordance with ASC 260-10 "Earnings Per Share", as determined under the treasury stock or if-converted method, as applicable.

The following table sets forth the computation of the Company’s basic and diluted net income (loss) per ordinary share:

	Three months ended June 30,		Six months ended June 30,		Year ended December 31, 2023
	2024	2023	2024	2023
	Unaudited		Unaudited		Audited
Net income (loss) attributable to ordinary shares as reported used in computing basic and diluted net income (loss) per share	$(33,375)	$(57,418)	$(72,135)	$(110,479)	$(207,043)

Weighted average number of ordinary shares used in computing diluted net income (loss) per share	107,700,284	106,289,073	107,483,241	105,979,791	106,391,178

Potentially anti-dilutive shares that were excluded from the computation of basic net income (loss) per share:
Options	9,931,469	81,733	9,112,573	81,730	6,950,781
RSUs and PSUs	3,918,515	1,660,471	3,284,521	965,915	1,423,377
ESPP	178,668	6,741,132	178,668	6,685,594	161,627
Weighted anti-dilutive shares outstanding which were not included in the diluted calculation	14,028,652	8,483,336	12,575,762	7,733,239	8,535,785

Basic and diluted net income (loss) per ordinary share	$(0.31)	$(0.54)	$(0.67)	$(1.04)	$(1.95)

NOTE 9: SUPPLEMENTAL INFORMATION
The Company operates in a single reportable segment.
The following table presents long-lived assets by location:

	June 30, 2024	December 31, 2023
	Unaudited	Audited
United States	$50,124	$41,634
Israel	8,449	8,317
Switzerland	13,620	7,733
Others	6,003	5,179
Total long lived assets	$78,196	$62,863

Restructuring
In November 2023, the Company announced a series of actions to strengthen and optimize its business operations to support near-term growth drivers and long-term value creation. The plan included a reduction in headcount of approximately 200 employees or 13% of the Company's then current workforce. The Company incurred restructuring costs (including severance pay, garden leave payments, etc.) for the three and six months ended June 30, 2024 and the year ended December 31, 2023, as follows:

	Three months ended June 30,		Six months ended June 30,		Year ended December 31, 2023
	2024	2023	2024	2023
	Unaudited		Unaudited		Audited
Cost of revenues	$—	$—	$52	$—	$262
Research, development and clinical studies	—	—	275	—	2,070
Sales and marketing	(27)	—	1,512	—	2,404
General and administrative	—	—	164	—	1,495
Total restructuring cost	$(27)	$—	$2,003	$—	$6,231

Restructuring costs paid during the period	$327	$—	$5,455	$—	$2,753

These restructuring costs were offset by accrual reversals for the three and six months ended June 30, 2024 and the year ended December 31, 2023 in the amount of $0, $369 and $3,041, respectively, which relate to the terminated employees' exits from the Company’s cash incentive plans. These restructuring costs were further offset by forfeited equity-based compensation expense reversals for the three and six months ended June 30, 2024 and the year ended December 31, 2023 in the amount of $330, $1,991 and $9,313, respectively, which relate to the terminated employees' exits from the Company’s equity incentive plan.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist you in better understanding and evaluating our financial condition and results of operations. We encourage you to read this MD&A in conjunction with our unaudited consolidated financial statements and the notes thereto for the period ended June 30, 2024 included in Part I, Item 1 of this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Please refer to the information under the heading “Cautionary Note Regarding Forward-Looking Statements” elsewhere in this report. References to the words “we,” “our,” “us,” and the “Company” in this report refer to NovoCure Limited, including its consolidated subsidiaries.
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
Optune Gio is approved by the U.S. Food and Drug Administration ("FDA") under the Premarket Approval ("PMA") pathway for the treatment of adult patients with newly diagnosed glioblastoma ("GBM") together with temozolomide, a chemotherapy drug, and for adult patients with GBM following confirmed recurrence after chemotherapy as monotherapy treatment. We also have a CE certificate to market Optune Gio for the treatment of GBM in the European Union ("EU"), as well as approval or local registration in the United Kingdom ("UK"), Japan, Canada and certain other countries. Optune Lua is approved by the FDA under the Humanitarian Device Exemption ("HDE") pathway to treat malignant pleural mesothelioma and pleural mesothelioma (together, "MPM") together with standard chemotherapies. We have also received CE certification in the EU and approval or local registration to market Optune Lua in certain other countries. We market Optune Gio and Optune Lua in multiple countries around the globe with the majority of our revenues coming from the use of Optune Gio in the U.S., Germany, France and Japan. We are actively evaluating opportunities to expand our international footprint.
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
In June 2024, we presented positive results from the phase 3 METIS trial, evaluating the use of TTFields therapy and supportive care for the treatment of patients with 1-10 brain metastases from NSCLC following stereotactic radiosurgery (“METIS”) at the 2024 American Society of Clinical Oncology (ASCO) annual meeting. The METIS trial met its primary endpoint, demonstrating a statistically significant improvement in time to intracranial progression for adult patients treated with TTFields therapy and supportive care compared to patients treated with supportive care alone. Patients treated with TTFields therapy and supportive care exhibited a median time to intracranial progression of 21.9 months compared to 11.3 months in patients treated with supportive care alone for brain metastasis (n=298; hazard ratio=0.67; P=0.016). These data are expected to serve as the basis for regulatory submissions.
In June 2024, we also presented top-line results from the prospective, non-interventional TIGER study at the 2024 ASCO annual meeting. The TIGER study investigated the use of TTFields therapy in routine clinical use in the treatment of newly diagnosed GBM in Germany. Of the 710 patients enrolled in the study between August 2017 to November 2019, 429 patients received TTFields therapy, across 81 participating centers. Median overall survival for patients treated with TTFields therapy was 19.6 months (95% CI, 17.9-22.4) and median progression-free survival was 10.2 months (95% CI, 9.4-11.4). TTFields therapy use was not associated with an increase in systemic toxicity and was well tolerated. The outcomes observed in the TIGER study are consistent with the survival and safety results from our phase 3 EF-14 clinical trial.
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
We have several ongoing or planned trials which will further explore the use of TTFields therapy in the treatment of NSCLC, pancreatic cancer, and primary brain cancer.
In addition to the recently completed METIS trial, our NSCLC program includes the phase 3 LUNAR-2 trial, which explores the use of TTFields therapy together with pembrolizumab and platinum-based chemotherapy as first-line treatment for metastatic NSCLC and the phase 2 LUNAR-4 trial, which evaluates the use of TTFields therapy together with an immune checkpoint inhibitor (ICI) following prior ICI treatment as a second-line treatment for metastatic NSCLC. Finally, our phase 2 KEYNOTE B36 trial is exploring the use of TTFields therapy together with pembrolizumab for front-line treatment of locally advanced or metastatic NSCLC. We are evaluating appropriate next steps for this trial given its pace of enrollment and our focus on LUNAR-2.
Our pancreatic cancer program is comprised of the phase 3 PANOVA-3 trial and the phase 2 PANOVA-4 trial. The PANOVA-3 trial is exploring the use of TTFields therapy together with nab-paclitaxel and gemcitabine as front-line treatment for unresectable locally advanced pancreatic cancer and is fully enrolled with top-line data anticipated in the fourth quarter of 2024. The PANOVA-4 trial is exploring the use of TTFields therapy together with atezolizumab, gemcitabine and nab-paclitaxel for the treatment of metastatic pancreatic cancer and is currently open and enrolling.
Our primary brain cancer clinical trial program includes the fully enrolled phase 3 TRIDENT trial and the planned KEYNOTE D58 trial. The TRIDENT trial is exploring the use of TTFields therapy concomitant with radiation and chemotherapy for the treatment of newly diagnosed GBM and top-line data is anticipated in 2026. The KEYNOTE D58 trial will evaluate the use of TTFields therapy together with temozolomide and pembrolizumab for the treatment of newly diagnosed GBM.
We anticipate expanding our clinical pipeline over time to study the safety and efficacy of TTFields therapy for additional solid tumor indications and combinations with other cancer treatment modalities.

The table below presents the current status of the ongoing clinical trials in our pipeline and anticipated timing of data.
Our therapy is delivered through a medical device and we continue to advance our Products with the intention to extend survival and maintain quality of life for patients. We have several product development programs underway that are designed to optimize TTFields delivery to the target tumor and enhance patient ease of use. One of these initiatives is the launch of new arrays, which are thinner, lighter and more flexible. We have obtained a CE Mark and are rolling out our new arrays in multiple European countries. We submitted the new arrays for regulatory approval in the U.S. via a PMA supplement in 2023 and are awaiting a regulatory decision.
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
We view our operations and manage our business in one operating segment. For the three and six months ended June 30, 2024, our net revenues were $150.4 million and $288.9 million, respectively. Our net loss for the three and six months ended June 30, 2024 was $33.4 million and $72.1 million, respectively.. As of June 30, 2024, we had an accumulated deficit of $1,057.6 million.
Impact of Current Events
On October 7, 2023, the State of Israel was attacked by and subsequently declared war on Hamas. As of the date of this filing, we believe that there is no immediate risk to our business facilities or operations. Our supply chain teams have increased stock levels to mitigate distribution and service risks from our suppliers in Israel.
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

Results of Operations
The following discussion provides an analysis of our results of operations and reasons for material changes therein for the three and six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023. The tables contained in this section report U.S. dollars in thousands (except share, patient, and prescription data). The following table sets forth our consolidated statements of operations data:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	Unaudited		Unaudited
Net revenues	$150,356	$126,051	$288,859	$248,233
Cost of revenues	34,654	34,018	68,343	63,632
Gross profit	115,702	92,033	220,516	184,601

Operating costs and expenses:
Research, development and clinical studies	54,955	55,427	106,553	115,131
Sales and marketing	56,616	58,488	111,822	109,657
General and administrative	37,711	40,778	77,241	82,722
Total operating costs and expenses	149,282	154,693	295,616	307,510

Operating income (loss)	(33,580)	(62,660)	(75,100)	(122,909)
Financial income (expenses), net	10,851	8,756	20,729	17,925

Income (loss) before income taxes	(22,729)	(53,904)	(54,371)	(104,984)
Income taxes	10,646	3,514	17,764	5,495
Net income (loss)	$(33,375)	$(57,418)	$(72,135)	$(110,479)

Basic and diluted net income (loss) per ordinary share	$(0.31)	$(0.54)	$(0.67)	$(1.04)
Weighted average number of ordinary shares used in computing basic and diluted net income (loss) per share	107,700,284	106,289,073	107,483,241	105,979,791

The following table details the share-based compensation expense included in costs and expenses:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	Unaudited		Unaudited
Cost of revenues	$1,698	$2,023	$3,446	$4,029
Research, development and clinical studies	9,517	8,537	18,127	20,316
Sales and marketing	9,896	10,213	20,944	21,857
General and administrative	10,719	11,967	23,397	25,622
Total share-based compensation expense	$31,830	$32,740	$65,914	$71,824

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

The following table includes certain commercial operating statistics for and as of the end of the periods presented.

	June 30,
Operating statistics	2024	2023
Active patients at period end
United States	2,175	2,200
International markets:
Germany	538	499
France	369	70
Japan	403	352
Other international	478	450
International markets - Total	1,788	1,371

Total	3,963	3,571

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Prescriptions received in period
United States	957	981	1,947	2,032
International markets:
Germany	206	204	412	412
France	176	132	362	152
Japan	108	92	199	164
Other international	187	147	357	292
International markets - Total	677	575	1,330	1,020

Total	1,634	1,556	3,277	3,052
Three and six months ended June 30, 2024 compared to three and six months ended June 30, 2023

	Three months ended June 30,			Six months ended June 30,
	2024	2023	% Change	2024	2023	% Change
Net revenues	$150,356	$126,051	19%	$288,859	$248,233	16%
Net revenues. Net revenues increased 19% to $150.4 million for the three months ending June 30, 2024 from $126.1 million for the same period in 2023. For the three months and six months ended June 30, 2024, the increase primarily resulted from $14.3 million and $24.8 million of net revenues from the successful launch in France and $8.8 million and $14.1 million of net revenues in the U.S. due to improved approval rates. The improved approval rates in the U.S. resulted in $5.0 million and $9.2 million of increased net revenue from prior period claims during the three- and six- month periods, primarily from 2023. In addition, we received $2.6 million in net revenues in the second quarter from a private payer in the United Kingdom where payments are not routine.

	Three months ended June 30,			Six months ended June 30,
	2024	2023	% Change	2024	2023	% Change
Cost of revenues	$34,654	$34,018	2%	$68,343	$63,632	7%
Cost of revenues. Our cost of revenues for the three months ended June 30, 2024 was $34.7 million, an increase of 2% from $34.0 million for the same period in 2023. For the three and six months ended June 30, 2024, the increase in cost of revenues was primarily due to 11% growth in active patients, partially offset by lower support personnel costs in the amount of $0.9 million and $0.8 million, respectively.
Excluding sales to Zai, cost of revenues per active patient per month was $2,692 for the three months ended June 30, 2024, a decrease of 6% from $2,878 for the same period in 2023, primarily due to decreased support personnel costs. Cost of revenues per active patient is calculated by dividing the cost of revenues for the quarter less equipment sales to Zai for the quarter by the average of the active patients at the end of the prior quarter and the ending active patients in the current quarter. This quarterly figure is then divided by three to estimate the monthly cost of revenues per active patient. Sales to Zai are deducted because they are sold at cost and in anticipation of future royalties from Zai, and Zai patient counts are not included in our active patient population. Product sales to Zai totaled $3.1 million and $5.9 million for the three and six months ended June 30, 2024 compared to $3.6 million and $6.3 million for the three and six months ended June 30, 2023.
Gross margin was 77% for the three months ended June 30, 2024 compared to 73% for the three months ended June 30, 2023. We expect that our gross margins will continue to be impacted by current and future product enhancements, such as the ongoing launch of next generation arrays in the U.S. and our potential launch in NSCLC. We continue to focus on opportunities to increase efficiencies and scale within our supply chain. This includes evaluating new materials, manufacturers, and processes that could lead to lower costs.

Operating Expenses.

	Three months ended June 30,			Six months ended June 30,
	2024	2023	% Change	2024	2023	% Change
Research, development and clinical studies	$54,955	$55,427	(1)%	$106,553	$115,131	(7)%
Sales and marketing	56,616	58,488	(3)%	111,822	109,657	2%
General and administrative	37,711	40,778	(8)%	77,241	82,722	(7)%
Total operating expenses	$149,282	$154,693	(3)%	$295,616	$307,510	(4)%
Research, development and clinical study expenses. Research, development and clinical study expenses decreased 1% to $55.0 million for the three months ended June 30, 2024 from $55.4 million for the same period in 2023. For the three months ended June 30, 2024, the change was de minimis. For the six months ended June 30, 2024, the change resulted primarily from $5.6 million in decreased personnel expenses. Total research and development expenses can fluctuate quarter-to-quarter dependent upon the amount of clinical research organization services delivered, clinical materials procured and the number of trials actively underway within a given quarter.
Sales and marketing expenses. Sales and marketing expenses decreased 3% to $56.6 million for the three months ended June 30, 2024 from $58.5 million for the same period in 2023. For the three months ended June 30, 2024, these changes were primarily driven by a $4.2 million reduction in marketing and health policy spend attributed to lower personnel costs and $1.2 million less in medical grants, partially offset by a $3.5 million increase in sales costs related to a sales force expansion in anticipation of a potential launch in NSCLC. For the six months ended June 30, 2024, the increase was driven by a $5.2 million increase related to the sales force expansion for NSCLC, partially offset by $3.7 million reduction in other personnel expenses.
General and administrative expenses. General and administrative expenses decreased 8% to $37.7 million for the three-month period ended June 30, 2024 from $40.8 million for the same period in 2023. For the three and six months ended June 30, 2024, these changes were primarily due to lower personnel expenses.

	Three months ended June 30,			Six months ended June 30,
	2024	2023	% Change	2024	2023	% Change
Financial income (expenses), net	$10,851	$8,756	24%	$20,729	$17,925	16%
Financial income (expenses), net. For the three months ended June 30, 2024, financial income increased $2.1 million or 24% to $10.9 million from $8.8 million for the same period in 2023, primarily due to $2.2 million higher interest income offset by $2.0 million interest expenses related to the senior secured credit facility (see "Senior Secured Term Loan Credit Facility" below), $1.1 million in gain from redemptions of our 0% Convertible Senior Notes due 2025 (the “Notes”) and $0.9 million in favorable foreign exchange adjustments. Financial income increased $2.8 million or 16%, to $20.7 million for the six months ended June 30, 2024 from $17.9 million in income for the same period in 2023, primarily due to $2.2 million in higher interest income.

	Three months ended June 30,			Six months ended June 30,
	2024	2023	% Change	2024	2023	% Change
Income taxes	$10,646	$3,514	203%	$17,764	$5,495	223%
Income taxes. Income taxes increased 203% to $10.6 million for the three months ended June 30, 2024 from $3.5 million for the same period in 2023, and increased 223% to $17.8 million for the six months ended June 30, 2024 from $5.5 million for the same period in 2023. The change is driven by a decrease in tax benefits from share-based compensation and the utilization of tax credits in 2023 related to prior years. The increase also reflects a change in the mix of applicable statutory tax rates in active jurisdictions.
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

	Three months ended June 30,			Six months ended June 30,
	2024	2023	% Change	2024	2023	% Change
Net income (loss)	$(33,375)	$(57,418)	(42)%	$(72,135)	$(110,479)	(35)%
Add: Income tax	10,646	3,514	203%	17,764	5,495	223%
Add: Financial expenses (income), net	(10,851)	(8,756)	24%	(20,729)	(17,925)	16%
Add: Depreciation and amortization	2,858	2,721	5%	5,673	5,443	4%
EBITDA	$(30,722)	$(59,939)	(49)%	$(69,427)	$(117,466)	(41)%
Add: Share-based compensation	31,830	32,740	(3)%	65,914	71,824	(8)%
Adjusted EBITDA	$1,108	$(27,199)	(104)%	$(3,513)	$(45,642)	(92)%
Adjusted EBITDA increased by $28.3 million to $1.1 million for the three months ended June 30, 2024 from $(27.2) million for the same period in 2023. This increase was primarily driven by revenue growth from improved approval rates in the U.S., a successful launch in France, and a benefit from prior period claims in the U.S. and UK. The revenue increase resulted in a $23.7 million increase in gross margin. Actions taken during the November 2023 restructuring and a heightened focus on driving operational efficiencies reduced total operating expenses, excluding share-based compensation, by $4.1 million year-over-year. We intend to take actions that prioritize growth and maintain financial health and flexibility as we position our company for future profitability.

Liquidity and Capital Resources
We have incurred significant losses and cumulative negative cash flows from operations since our founding in 2000. As of June 30, 2024, we had an accumulated deficit of $1,057.6 million. To date, we have primarily financed our operations through the issuance and sale of equity and the proceeds from long-term loans.
At June 30, 2024, we had $951.2 million in cash, cash equivalents and short-term investments, an increase of $40.6 million compared to $910.6 million at December 31, 2023, primarily as a result of the $100 million draw down of the first tranche of our senior secured credit facility in May 2024 (see "Senior Secured Term Loan Credit Facility" below), offset by net cash used in operations and used in investing activities. We believe our cash, cash equivalents and short-term investments as of June 30, 2024 are sufficient for our operations for at least the next 12 months based on our existing business plan and our ability to control the timing of significant expense commitments. We expect that our operating expenses will continue to increase over the next several years and may outpace our gross profit as we prepare to expand into additional indications beyond GBM. As a result, we may need to raise additional capital to fund our operations.

The following summary of our cash flows for the periods indicated has been derived from our unaudited consolidated financial statements, which are included elsewhere in this Quarterly Report:

	Six months ended June 30,
	2024	2023	Change	% Change
Net cash provided by (used in) operating activities	$(33,294)	$(39,464)	$6,170	(16)%
Net cash provided by (used in) investing activities	(128,224)	68,390	(196,614)	(287)%
Net cash provided by financing activities	87,530	12,706	74,824	589%
Effect of exchange rate changes on cash and cash equivalents	(133)	28	(161)	(575)%
Net increase (decrease) in cash, cash equivalents and restricted cash	$(74,121)	$41,660	$(115,781)	(278)%
Operating activities. Net cash used in or provided by operating activities represents our net income (loss) for the periods presented, share-based compensation and depreciation and amortization. Operating cash flows are also impacted by changes in working capital.
Net cash used in operating activities decreased by $6.2 million from $39.5 million net cash used in operating activities for the six months ended June 30, 2023 to $33.3 million net cash used in operating activities for the six months ended June 30, 2024. This was a result of a $38.3 million reduction in net loss, offset by a $32.9 million increase in working capital primarily driven by a $35.8 million increase in accounts receivable, a decrease of $7.1 million in cash to non-cash based expenses primarily consisting of shared-based compensation, and a decrease of $7.8 million in other long term assets and liabilities.
Investing activities. Our investing activities consist primarily of investments in and redemptions of our short-term investments as well as investments in property and equipment.
Net cash used in investing activities was $128.2 million for the six months ended June 30, 2024, compared to $68.4 million provided by investing activities for the six months ended June 30, 2023. The $128.2 million net cash used in investing activities for the six months ended June 30, 2024 was primarily attributable to $105.0 million of the net purchase of short term investments and the purchase of $23.2 million of property and equipment. The $68.4 million net cash provided by investing activities for the six months ended June 30, 2023 was primarily attributable to $81.4 million of net proceeds from maturity of short term investments and by the purchase of $13.0 million of property and equipment.
Financing activities. Net cash provided by financing activities was $87.5 million for the six months ended June 30, 2024, as compared to $12.7 million provided by financing activities for the six months ended June 30, 2023, primarily attributable to $96.9 million of net proceeds from the first tranche of our senior secured credit facility offset by $12.9 million used to partially repay Notes, In addition, the net cash provided by financing activities for the six months ended June 30, 2024 and June 30, 2023 included proceeds from the exercise of options under the Company's stock option plan.
Convertible Notes
On November 5, 2020, we issued $575.0 million aggregate principal amount of Notes. The Notes are senior unsecured obligations. The Notes do not bear regular interest, and the principal amount of the Notes will not accrete. The Notes are convertible at an initial conversion rate of 5.9439 ordinary shares per $1,000 principal amount of the Notes, which is equivalent to an initial conversion price of approximately $168.24 per ordinary share. The Notes are convertible at the option of the holders upon the satisfaction of certain other conditions and during certain periods, and if the Company exercises its right to redeem the Notes as permitted or required by the indenture. On or after August 1, 2025 until the close of the business on the business day immediately preceding the maturity date, holders may convert all or any portion of their Notes at the conversion rate at any time irrespective of the foregoing conditions.
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
For more information, see Note 10a. to the Consolidated Financial Statements in the 2023 10-K.
Senior Secured Term Loan Credit Facility
On May 1, 2024 Novocure Luxembourg S.a.r.l. ("Borrower"), our wholly-owned subsidiary, entered into a new five-year senior secured credit facility of up to $400.0 million (the "Facility") with BPCR Limited Partnership and BioPharma Credit Investments V (Master) LP (collectively, the "Lenders"), BioPharma Credit PLC, as collateral agent for the Lenders, and the guarantors party to such agreement (the "Loan Agreement"). The Facility may be drawn in up to four drawings. The Loan Agreement provides for an initial term loan in the principal amount of $100.0 million (the "Tranche A Loan"), which was funded to the Borrower on May 1, 2024 (the "Tranche A Funding Date"). Under the Loan Agreement, the Borrower is required to draw $100.0 million on the Facility on or before June 30, 2025 (the "Tranche B Loan"), subject to customary conditions precedent as set forth in the Loan Agreement. Not later than December 31, 2025, the Borrower has the option to draw an additional $100.0 million of the Facility (the "Tranche C Loan") if (i) (A) we have received positive results from our PANOVA-3 phase 3 clinical trial or (B) our trailing net revenues for the most recently completed four quarters as reported in our financial statements filed with the U.S. Securities and Exchange Commission ("Trailing Four Quarters of Net Revenue") are greater than $575.0 million and (ii) the Notes are extinguished in full and are no longer outstanding. Not later than March 31, 2026, the Borrower has the option to draw an additional $100.0 million of the Facility (the "Tranche D Loan") if (i) we receive an approval or clearance from the U.S. Food and Drug Administration for our Tumor Treating Fields device for a pancreatic cancer indication or (ii) Trailing Four Quarters of Net Revenue is greater than $625.0 million. The obligations under the Loan Agreement are guaranteed by certain of our subsidiaries and secured by a first lien on the Borrower's and certain of our other subsidiaries’ assets. Outstanding term loans under the Loan Agreement will bear interest at an annual rate equal to 6.25% plus the three-month SOFR (subject to a 3.25% floor), payable quarterly in arrears and calculated on the basis of actual days elapsed in a 360-day year. The Borrower must pay 2.5% of additional consideration on each principal draw, with payment for the Tranche A Loan and the Tranche B Loan paid on the Tranche A Funding Date, and payments for the Tranche C Loan and the Tranche D Loan on their respective funding dates. Principal under the Facility will be repaid in eight equal quarterly repayments commencing with the third quarter of 2027 and continuing each quarter thereafter, with the final payment of outstanding principal due on the fifth anniversary of the Tranche A Funding Date. Voluntary prepayment of all, but not less than all, of the term loans outstanding is permitted at any time, subject to make-whole and prepayment premiums as set forth in the Loan Agreement. Prepayment of all term loans outstanding, subject to make-whole and prepayment premiums, is due and payable upon a change-in-control as defined in the Loan Agreement. Make-whole and prepayment premiums are due and payable for the Tranche B Loans for any voluntary prepayment of the term loans outstanding, upon a change-in-control (as defined in the Loan Agreement), and upon any acceleration of the maturity date, in each case regardless of whether the Tranche B Loan is drawn. The Loan Agreement contains a financial covenant only if the Tranche C Loan and/or Tranche D Loan are funded, in which case we are required to maintain at least Trailing Four Quarters of Net Revenue of at least $500.0 million, calculated on a trailing twelve-month basis as of the end of each fiscal quarter, beginning with the first quarter of 2027 based on year-end 2026 audited financial statements.
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
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial

Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
During the three-month period ending June 30, 2024, we did not adopt or terminate any contract, instruction or written plan for the purchase or sale of our securities that are intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) promulgated under the Securities Exchange Act of 1934, as amended or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).
The following table describes contracts, instructions or written plans for the purchase or sale of our securities that are intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) promulgated under the Securities Exchange Act of 1934, as amended (each a "Rule 10b5-1 Plan") adopted by our executive officers and directors during the three month period ending June 30, 2024:

Name	Title	Date of Adoption	Duration of Rule 10b5-1 Plan	Aggregate Number of Securities to be Purchased Pursuant to the Rule 10b5-1 Plan	Aggregate Number of Securities to be Sold Pursuant to the Rule 10b5-1 Plan
Uri Weinberg	Chief Innovation Officer	June 5, 2024	September 4, 2024 - December 31, 2026	—	278,612
Wilhelmus Groenhuysen (1)	Chief Operating Officer	June 5, 2024	September 4, 2024 - May 31, 2025	—	1,249,563
Gabriel Kinyip Leung	Director	June 5, 2024	September 4, 2024 - August 31, 2025	—	88,413

(1)    Includes shares held by the Groenhuysen Family Trust, in which Mr. Groenhuysen maintains a pecuniary interest. Mr. Groenhuysen does not disclaim beneficial ownership of such shares.

During the three-month period ending June 30, 2024, none of our executive officers or directors terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 6.  Exhibits
EXHIBIT INDEX

Exhibit Number		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Date	Number
10.1	NovoCure Limited 2024 Omnibus Incentive Plan #	8-K	6/10/2024	10.1
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X
32.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X
32.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X
101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Extension Presentation Linkbase Document				X
104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101)				X
____________________________________________
#    Compensation plans and arrangements for executive officers and others.

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

NovoCure Limited

Date: July 25, 2024	/s/ Ashley Cordova
Ashley Cordova Chief Financial Officer (principal financial and accounting officer and duly authorized officer)