Form 10-Q
period 2024-09-30
NovoCure Ltd
filed 2024-10-30
CIK 1645113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 25, 2024
Ordinary shares, no par value	108,201,434 Shares

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
ii

NovoCure Limited
Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION
Item 1.  Financial Statements

NOVOCURE LIMITED AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands (except share data)
	September 30, 2024	December 31, 2023
	Unaudited	Audited
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$185,422	$240,821
Short-term investments	774,476	669,795
Restricted cash	3,777	1,743
Trade receivables, net	67,060	61,221
Receivables and prepaid expenses	25,437	22,677
Inventories	39,096	38,152
Total current assets	1,095,268	1,034,409
LONG-TERM ASSETS:
Property and equipment, net	73,251	51,479
Field equipment, net	12,913	11,384
Right-of-use assets	28,330	34,835
Other long-term assets	12,224	14,022
Total long-term assets	126,718	111,720
TOTAL ASSETS	$1,221,986	$1,146,129

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOVOCURE LIMITED AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands (except share data)
	September 30, 2024	December 31, 2023
	Unaudited	Audited
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Convertible note	$557,333	$—
Trade payables	91,319	94,391
Other payables, lease liabilities and accrued expenses	86,350	84,724
Total current liabilities	735,002	179,115
LONG-TERM LIABILITIES:
Convertible note	—	568,822
Senior secured credit facility, net	97,149	—
Long-term leases	21,144	27,420
Employee benefit liabilities	7,892	8,258
Other long-term liabilities	18	18
Total long-term liabilities	126,203	604,518
TOTAL LIABILITIES	861,205	783,633
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Share capital -
Ordinary shares no par value, unlimited shares authorized; issued and outstanding: 108,100,392 shares and 107,075,754 shares at September 30, 2024 (unaudited) and December 31, 2023, respectively	—	—
Additional paid-in capital	1,454,367	1,353,468
Accumulated other comprehensive income (loss)	(5,378)	(5,469)
Retained earnings (accumulated deficit)	(1,088,208)	(985,503)
TOTAL SHAREHOLDERS' EQUITY	360,781	362,496
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,221,986	$1,146,129
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOVOCURE LIMITED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
U.S. dollars in thousands (except share and per share data)
	Three months ended September 30,		Nine months ended September 30,		Year ended December 31,
	2024	2023	2024	2023	2023
	Unaudited		Unaudited		Audited
Net revenues	$155,095	$127,321	$443,954	$375,554	$509,338
Cost of revenues	35,372	32,092	103,715	95,724	128,280
Gross profit	119,723	95,229	340,239	279,830	381,058

Operating costs and expenses:
Research, development and clinical studies	51,882	53,623	158,435	168,754	223,062
Sales and marketing	59,830	57,964	171,652	167,621	226,809
General and administrative	40,103	41,887	117,344	124,609	164,057
Total operating costs and expenses	151,815	153,474	447,431	460,984	613,928

Operating income (loss)	(32,092)	(58,245)	(107,192)	(181,154)	(232,870)
Financial income (expenses), net	10,507	10,023	31,236	27,948	41,130

Income (loss) before income tax	(21,585)	(48,222)	(75,956)	(153,206)	(191,740)
Income tax	8,985	1,263	26,749	6,758	15,303
Net income (loss)	$(30,570)	$(49,485)	$(102,705)	$(159,964)	$(207,043)

Basic and diluted net income (loss) per ordinary share	$(0.28)	$(0.46)	$(0.95)	$(1.51)	$(1.95)
Weighted average number of ordinary shares used in computing basic and diluted net income (loss) per share	108,247,716	106,772,814	107,679,501	106,219,194	106,391,178
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
U.S. dollars in thousands
	Three months ended September 30,		Nine months ended September 30,		Year ended December 31,
	2024	2023	2024	2023	2023
	Unaudited		Unaudited		Audited
Net income (loss)	$(30,570)	$(49,485)	$(102,705)	$(159,964)	$(207,043)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustments	64	826	(161)	1,655	1,473
Unrealized gain (loss) from debt securities		15	—	440	445
Pension benefit plan	(1,927)	(852)	252	(1,654)	(4,954)
Total comprehensive income (loss)	$(32,433)	$(49,496)	$(102,614)	$(159,523)	$(210,079)

NOVOCURE LIMITED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
U.S. dollars in thousands (except share data)
	Ordinary shares	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings (accumulated deficit)	Total shareholders' equity

Balance as of December 31, 2023 (audited)	107,075,754	$1,353,468	$(5,469)	$(985,503)	$362,496

Share-based compensation to employees	—	34,084	—	—	34,084
Exercise of options and vested RSUs	528,020	213	—	—	213
Other comprehensive income (loss), net of tax benefit of $0	—	—	1,322	—	1,322
Net income (loss)	—	—	—	(38,760)	(38,760)
Balance as of March 31, 2024 (Unaudited)	107,603,774	$1,387,765	$(4,147)	$(1,024,263)	$359,355

Share-based compensation to employees	—	31,830	—	—	31,830
Proceeds from issuance of shares	178,668	2,187	—	—	2,187
Exercise of options and vested RSUs	231,388	1,121		—	1,121
Other comprehensive income (loss), net of tax benefit of $0	—	—	632	—	632
Net income (loss)	—	—	—	(33,375)	(33,375)
Balance as of June 30, 2024 (Unaudited)	108,013,830	$1,422,903	$(3,515)	$(1,057,638)	$361,750

Share-based compensation to employees	—	31,364	—	—	31,364
Exercise of options and vested RSUs	86,562	100	—	—	100
Other comprehensive income (loss), net of tax benefit of $0	—	—	(1,863)	—	(1,863)
Net income (loss)	—	—	—	(30,570)	(30,570)
Balance as of September 30, 2024 (Unaudited)	108,100,392	$1,454,367	$(5,378)	$(1,088,208)	$360,781

	Ordinary shares	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings (accumulated deficit)	Total shareholders' equity

Balance as of December 31, 2022 (audited)	105,049,411	$1,222,063	$(2,433)	$(778,460)	$441,170

Share-based compensation to employees	—	39,084	—	—	39,084
Exercise of options and vested RSUs	1,137,751	5,211	—	—	5,211
Other comprehensive income (loss), net of tax benefit of $0	—	—	(258)	—	(258)
Net income (loss)	—	—	—	(53,061)	(53,061)
Balance as of March 31, 2023 (Unaudited)	106,187,162	$1,266,358	$(2,691)	$(831,521)	$432,146

Share-based compensation to employees	—	32,740	—	—	32,740
Proceeds from issuance of shares	81,730	2,883	—	—	2,883
Exercise of options and vested RSUs	336,439	4,622	—	—	4,622
Other comprehensive income (loss), net of tax benefit of $0	—	—	710	—	710
Net income (loss)	—	—	—	(57,418)	(57,418)
Balance as of June 30, 2023 (Unaudited)	106,605,331	$1,306,603	$(1,981)	$(888,939)	$415,683

Share-based compensation to employees	—	26,346	—	—	26,346
Exercise of options and vested RSUs	142,939	1,171	—	—	1,171
Other comprehensive income (loss), net of tax benefit of $0	—	—	(11)	—	(11)
Net income (loss)	—	—	—	(49,485)	(49,485)
Balance as of September 30, 2023 (Unaudited)	106,748,270	$1,334,120	$(1,992)	$(938,424)	$393,704

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOVOCURE LIMITED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands
	Three months ended September 30,		Nine months ended September 30,		Year ended December 31,
	2024	2023	2024	2023	2023
	Unaudited		Unaudited		Audited
Cash flows from operating activities:
Net income (loss)	$(30,570)	$(49,485)	$(102,705)	$(159,964)	$(207,043)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,458	2,803	8,131	8,246	10,969
Accrued Interest	(1,213)	480	60	530	(95)
Asset write-downs and impairment of field equipment	450	112	784	374	493
Share-based compensation	31,364	26,346	97,278	98,170	115,608
Foreign currency remeasurement loss (gain)	(503)	1,398	763	2,185	161
Decrease (increase) in accounts receivables and prepaid expenses	5,411	2,642	(8,983)	24,094	29,414
Amortization of discount (premium)	(6,737)	(6,691)	(18,972)	(15,822)	(23,084)
Decrease (increase) in inventories	1,895	(4,080)	(867)	(8,250)	(8,919)
Decrease (increase) in other long-term assets	1,906	3,971	7,969	3,585	4,072
Increase (decrease) in accounts payables and accrued expenses	7,452	6,265	(1,245)	(3,992)	14,869
Increase (decrease) in other long-term liabilities	(1,537)	(3,075)	(5,131)	(7,934)	(9,781)
Net cash provided by (used in) operating activities	$10,376	$(19,314)	(22,918)	(58,778)	(73,336)
Cash flows from investing activities:
Purchase of property, equipment and field equipment	$(10,683)	$(7,253)	(33,913)	(20,272)	(27,093)
Proceeds from maturity of short-term investments	190,000	275,549	608,000	916,433	1,214,982
Purchase of short-term investments	(169,124)	(251,038)	(692,118)	(810,513)	(1,003,741)
Net cash provided by (used in) investing activities	$10,193	$17,258	(118,031)	85,648	184,148
Cash flows from financing activities:
Proceeds from issuance of shares, net	$—	$—	2,187	2,883	4,416
Proceeds from senior secured credit facility, net	—	—	96,922	—	—
Repayment and redemption of long-term debt	—	—	(12,913)	(10)	(10)
Exercise of options	100	1,171	1,434	11,004	11,381
Net cash provided by (used in) financing activities	$100	$1,171	87,630	13,877	15,787
Effect of exchange rate changes on cash, cash equivalents and restricted cash	$87	$(97)	(46)	(69)	131

Increase (decrease) in cash, cash equivalents and restricted cash	20,756	(982)	(53,365)	40,678	126,730
Cash, cash equivalents and restricted cash at the beginning of the period	168,443	157,494	242,564	115,834	115,834

NOVOCURE LIMITED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands

Cash, cash equivalents and restricted cash at the end of the period	$189,199	$156,512	$189,199	$156,512	$242,564

Supplemental cash flow activities:
Cash paid during the period for:
Income taxes paid (refunded), net	$6,637	$1,202	$17,053	$8,745	$13,665
Interest paid	$2,964	$—	$4,934	$1	$6
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$185,422	$154,860	$185,422	$154,860	$240,821
Restricted cash	3,777	1,652	3,777	1,652	1,743
Total cash, cash equivalents and restricted cash	$189,199	$156,512	$189,199	$156,512	$242,564
Non-cash activities:
Right-of-use assets obtained (disposed) in exchange for lease liabilities	$757	$4,693	$(610)	$10,477	$18,063
Purchase of property incurred but unpaid at period end	$201	$—	$201	$—	$1,714
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

NOTE 2: CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
Cash equivalents include items almost as liquid as cash, with maturity periods of three months or less when purchased, and short-term investments include items with maturity dates between three months and one year when purchased. As of September 30, 2024 and December 31, 2023, the Company’s cash and cash equivalents and short-term investments were composed of:

	September 30, 2024
	Unaudited
	Fair value level	Adjusted cost basis	Unrealized gains	Unrealized losses	Fair market value	Recorded basis	Cash and cash equivalents	Short-term investments (2)
Cash		$13,765	$—	$—	$13,765	$13,765	$13,765	$—
Money market funds	Level 1	171,657	—	—	171,657	171,657	171,657	—
Certificate of deposits and term deposits	Level 2	199,410	—	—	199,410	199,410		199,410
HTM securities (1)
U.S. Treasury bills	Level 1	$118,319	$194	$—	118,513	118,319	$—	$118,319
Corporate debt securities	Level 2	$456,747	$1,942	$(1)	458,688	456,747	$—	$456,747

		$575,066	$2,136	$(1)	$577,201	$575,066	$—	$575,066

Total		$959,898	$2,136	$(1)	$962,033	$959,898	$185,422	$774,476

	December 31, 2023
	Audited
	Fair value level	Adjusted cost basis	Unrealized gains	Unrealized losses	Fair market value	Recorded basis	Cash and cash equivalents	Short-term investments (2)
Cash		$9,955	$—	$—	$9,955	$9,955	$9,955	$—
Money market funds	Level 1	227,166	—	—	227,166	227,166	227,166	—
Certificate of deposits and term deposits	Level 2	153,169	—	—	153,169	153,169	3,700	149,469
HTM securities (1)
U.S. Treasury bills	Level 1	$78,844	$55	$(110)	78,789	78,844	$—	$78,844
Government and governmental agencies	Level 2	$24,940	$13	$—	24,953	24,940	$—	$24,940
Corporate debt securities	Level 2	$416,542	$486	$(149)	416,879	416,542	$—	$416,542

		$520,326	$554	$(259)	$520,621	$520,326	$—	$520,326

Total		$910,616	$554	$(259)	$910,911	$910,616	$240,821	$669,795
(1)    Changes in fair value of held-to-maturity ("HTM") securities are presented for disclosure purposes as required by ASC 320 "Investments — Debt Securities" and are recorded as finance expenses only if the unrealized loss is identified as a credit loss.

(2)    Pursuant to a bank guaranty agreement,$16,741 of short-term investments are pledged. See Note 4.
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
As of September 30, 2024 and December 31, 2023, all investments mature in one year or less.
Unrealized losses from debt securities are primarily attributable to changes in interest rates. The Company does not believe any remaining unrealized losses represent impairments based on the evaluation of available evidence.

NOTE 3: INVENTORIES
Inventories are stated at the lower of cost or net realizable value. The weighted average methodology is applied to determine cost. As of September 30, 2024 and December 31, 2023, the Company’s inventories were composed of:

	September 30, 2024	December 31, 2023
	Unaudited	Audited
Raw materials	$8,869	$10,265
Work in progress	10,342	9,796
Finished products	19,885	18,091
Total	$39,096	$38,152

NOTE 4: COMMITMENTS AND CONTINGENT LIABILITIES
Operating Leases. The facilities of the Company are leased under various operating lease agreements for periods, including options for extensions, ending no later than 2044. The Company also leases motor vehicles under various operating leases, which expire on various dates, the latest of which is in 2027.
Pledged deposits and bank guarantees. As of September 30, 2024 and December 31, 2023, the Company pledged bank deposits of $2,350 and $2,848, respectively, to cover bank guarantees in respect of its leases of operating facilities and obtained bank guarantees for the fulfillment of the Company’s lease and other contractual commitments of $2,720 and $3,216, respectively. In addition, €15,000 ($16,741) of the Company's short term investments are pledged to a bank as guarantee for the Company's due execution of cash concentration agreements.
Legal Proceedings. In June 2023, a putative class action lawsuit was filed against the Company, its Executive Chairman and its Chief Executive Officer. The complaint, later amended to add our Chief Financial Officer as a defendant, which purports to be brought on behalf of a class of persons and/or entities who purchased or otherwise acquired ordinary shares of the Company from January 5, 2023 through June 5, 2023, alleges material misstatements and/or omissions in the Company’s public statements with respect to the results from its phase 3 LUNAR clinical trial. The Company believes that the action is without merit and plans to defend the lawsuit vigorously. As of September 30, 2024, the Company has not accrued any amounts in respect of this claim, as it believes liability is not probable and the amount of any potential liability cannot be reasonably estimated.
NOTE 5: LONG-TERM DEBT, NET
a.Convertible notes
On November 5, 2020, the Company issued $575,000 aggregate principal amount of 0% Convertible Senior Notes due 2025 (the “Notes”).
The Notes mature on November 1, 2025, unless earlier repurchased, redeemed or converted as set forth in the Notes. As of September 30, 2024, the conditions allowing holders of the Notes to convert were not met.
In June 2024 the Company redeemed $14,055 of Notes in consideration of $12,913. The gain from redemption was reported as finance income in accordance with ASC 470 "Debt with Conversion and Other Options".

The net carrying amount of the liability of the Notes as of September 30, 2024 and December 31, 2023 are as follows:

	September 30, 2024	December 31, 2023
	Unaudited	Audited
Liability component, net:
Principal amount	$560,945	$575,000
Unamortized issuance costs	(3,612)	(6,178)
Net carrying amount of liability component (1)	$557,333	$568,822

Presented as:
Short-term liability (2)	$557,333	$—
Long-term liability	$—	$568,822
(1) An effective interest rate determines the fair value of the Notes, therefore they are categorized as Level 3 in accordance with ASC 820. The estimated fair value of the net carrying amount of liability component of the Notes as of September 30, 2024 and December 31, 2023 were $523,068 and $515,962, respectively.
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
(2) In January 2021, the Company elected to settle all conversions of Notes by a combination of cash and its ordinary shares and the cash portion per $1,000 principal amount of Notes for all conversion settlements shall be $1,000. Holders have the right to convert Notes beginning in August 2025. Since any conversion will result in the payment of cash as described above, the liability has been reclassified as current.
Finance expense related to the Notes was as follows:

	Three months ended September 30,		Nine months ended September 30,		Year ended December 31, 2023
	2024	2023	2024	2023
	Unaudited		Unaudited		Audited
Gain from redemption of Notes	—	—	(1,142)	—	—
Amortization of debt issuance costs	825	836	2,566	2,477	3,313
Total finance expenses (income) recognized	$825	$836	$1,424	$2,477	$3,313
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
As of September 30, 2024 the Company had borrowed the Tranche A Loan in the principal amount of $100,000.

	September 30, 2024	December 31, 2023
	Unaudited	Audited
Liability component, net:
Principal amount	$100,000	$—
Unamortized issuance costs	(2,851)	—
Net carrying amount of liability component (1)	$97,149	$—
(1) An effective interest rate determines the fair value of the Notes, therefore they are categorized as Level 3 in accordance with ASC 820. The estimated fair value of the net carrying amount of liability component of the Notes as of September 30, 2024 and December 31, 2023 were $115,011 and $0, respectively.
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
Finance expense related to the Facility was as follows:

	Three months ended September 30,		Nine months ended September 30,		Year ended December 31, 2023
	2024	2023	2024	2023
	Unaudited		Unaudited		Audited
Interest	2,960	—	4,922	—	—
Amortization of debt issuance costs	187	—	227	—	—
Total finance expense recognized	$3,147	$—	$5,149	$—	$—

NOTE 6: REVENUE RECOGNITION
a.     Net revenues
The Company’s net revenues by geographic region, based on the patient’s location are summarized as follows:

	Three months ended September 30,			Nine months ended September 30,		Year ended December 31,
	2024	0	2023	2024	2023	2023
United States	$98,345		$86,243	$284,599	$258,429	$349,743
International markets:
Germany	16,990		14,683	47,834	45,547	60,210
France	15,243		4,157	39,998	4,157	11,736
Japan	8,581		7,588	24,062	24,118	31,668
Other international markets	11,311		7,894	32,053	24,481	32,757
International markets - Total	52,125		34,322	143,947	98,303	136,371

Greater China (1)	4,625		6,756	15,408	18,822	23,224

Total net revenues	$155,095		$127,321	$443,954	$375,554	$509,338
(1) For additional information, see Notes 12 and 13 to the Consolidated Financial Statements in the 2023 10-K.

The Company's net revenues by performance period are as follows:

	Three months ended September 30,			Nine months ended September 30,		Year ended December 31,
	2024	0	2023	2024	2023	2023
Net revenues recognized in the reporting period from performance obligations satisfied in:
Reporting period	$142,960		$125,704	$417,023	$362,636	$492,089
Previous periods	12,135		1,617	26,931	12,918	17,249
Total net revenues	$155,095		$127,321	$443,954	$375,554	$509,338
b.     Contract balances
The following table provides information about trade receivables, unbilled receivables and contract liabilities from contracts with customers:

	September 30, 2024	December 31, 2023
	Unaudited	Audited
Trade receivables	$61,316	$56,970
Unbilled receivables	$5,744	$4,251
Deferred revenues (short-term contract liabilities)	(14,866)	(16,224)
During the nine months ended September 30, 2024 and 2023 and the year ended December 31, 2023 the Company recognized $16,224, $18,028 and $18,028, respectively, which were included in the deferred revenues (short-term contract liability) balance at January 1, 2024 and 2023.

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
As of September 30, 2024, no ordinary shares were available for grant under the 2015 Plan (see below).
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
As of September 30, 2024, 9,581,731 ordinary shares were available for grant under the 2024 Plan.
A summary of the status of the Company’s option plans as of September 30, 2024 and changes during the period then ended is presented below:

	Nine months ended September 30, 2024
	Unaudited
	Number of options	Weighted average exercise price
Outstanding at beginning of year	8,539,507	$40.07
Granted	3,797,704	15.88
Exercised	(184,633)	7.77
Forfeited and canceled	(719,823)	50.14
Outstanding as of September 30, 2024	11,432,755	$31.92

Exercisable options	6,804,138	$35.14

A summary of the status of the Company’s RSUs and PSUs as of September 30, 2024 and changes during the period then ended is presented below.

	Nine months ended September 30, 2024
	Unaudited
	Number of RSU/PSUs	Weighted average grant date fair value
Unvested at beginning of year	5,813,066	$60.52
Granted	9,454,291	15.40
Vested	(661,337)	84.17
Forfeited and cancelled	(1,252,395)	39.97
Unvested as of September 30, 2024 (1)	13,353,625	29.33

(1) Includes PSUs that have a mix of service, market and other milestone performance vesting conditions which are vested upon achievements of performance milestones that are not probable as of September 30, 2024, in accordance with ASC 718 "Compensation — Stock Compensation" as follows:

September 30, 2024
Number of PSUs	Fair value at grant date per PSU	Total fair value at grant date
541,918	$16.30	$8,833
37,893	19.44	737
2,703,852	48.16	130,218
161,422	76.97	12,425
234,512	80.59	18,899
15,210	87.66	1,333
3,694,807		$172,445
These PSUs will be expensed over the performance period when the vesting conditions become probable in accordance with ASC 718.
In September 2015, the Company adopted an employee share purchase plan (“ESPP”) to encourage and enable eligible employees to acquire ownership of the Company’s ordinary shares purchased through accumulated payroll deductions on an after-tax basis. In the United States, the ESPP is intended to be an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code and the provisions of the ESPP are construed in a manner consistent with the requirements of such section. As of September 30, 2024, 5,557,123 ordinary shares were available to be purchased by eligible employees under the ESPP.
The fair value of share-based awards was estimated using the Black-Scholes model for all equity grants. For market condition awards, the Company also applied the Monte-Carlo simulation model. The Company assessed fair value using the following underlying assumptions:

	Nine months ended September 30,		Year ended December 31, 2023
	2024	2023
	Unaudited		Audited
Stock Option Plans
Expected term (years)	5.50-5.73	5.50-6.00	5.50-6.00
Expected volatility	71%-73%	63%-67%	63%-70%
Risk-free interest rate	3.88%-4.43%	3.48%-4.16%	3.48%-4.79%
Dividend yield	0.00%	0.00%	0.00%
ESPP
Expected term (years)	0.50	0.50	0.50
Expected volatility	73%-90%	56%-122%	56%-122%
Risk-free interest rate	5.13%-5.23%	4.76%-5.38%	4.76%-5.38%
Dividend yield	0.00%	0.00%	0.00%
The total non-cash share-based compensation expense related to all of the Company’s equity-based awards recognized for the three and nine months ended September 30, 2024 and 2023, and the year ended December 31, 2023 was:

	Three months ended September 30,		Nine months ended September 30,		Year ended December 31, 2023
	2024	2023	2024	2023
	Unaudited		Unaudited		Audited
Cost of revenues	$1,834	$1,511	$5,280	$5,540	$6,587
Research, development and clinical studies	7,294	6,683	25,421	26,999	31,827
Sales and marketing	10,276	8,973	31,220	30,830	35,968
General and administrative	11,960	9,179	35,357	34,801	41,226
Total share-based compensation expense	$31,364	$26,346	$97,278	$98,170	$115,608

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

The following table sets forth the computation of the Company’s basic and diluted net income (loss) per ordinary share:

	Three months ended September 30,		Nine months ended September 30,		Year ended December 31, 2023
	2024	2023	2024	2023
	Unaudited		Unaudited		Audited
Net income (loss) attributable to ordinary shares as reported used in computing basic and diluted net income (loss) per share	$(30,570)	$(49,485)	$(102,705)	$(159,964)	$(207,043)

Weighted average number of ordinary shares used in computing diluted net income (loss) per share	108,247,716	106,772,814	107,679,501	106,219,194	106,391,178

Potentially anti-dilutive shares that were excluded from the computation of basic net income (loss) per share:
Options	9,887,237	6,250,189	9,392,376	6,354,627	6,950,781
RSUs and PSUs	4,651,689	2,590,322	3,880,895	1,470,542	1,423,377
ESPP	79,887	96,444	198,999	150,930	161,627
Weighted anti-dilutive shares outstanding which were not included in the diluted calculation	14,618,813	8,936,955	13,472,270	7,976,099	8,535,785

Basic and diluted net income (loss) per ordinary share	$(0.28)	$(0.46)	$(0.95)	$(1.51)	$(1.95)

NOTE 9: SUPPLEMENTAL INFORMATION
The Company operates in a single reportable segment.
The following table presents long-lived assets by location:

	September 30, 2024	December 31, 2023
	Unaudited	Audited
United States	$53,533	$41,634
Israel	8,464	8,317
Switzerland	17,070	7,733
Others	7,097	5,179
Total long lived assets	$86,164	$62,863
Restructuring
In November 2023, the Company announced a series of actions to strengthen and optimize its business operations to support near-term growth drivers and long-term value creation. The plan included a reduction in headcount of approximately 200 employees or 13% of the Company's then current workforce. The Company incurred restructuring costs (including severance pay, garden leave payments, etc.) for the three and nine months ended September 30, 2024 and the year ended December 31, 2023, as follows:

	Three months ended September 30,		Nine months ended September 30,		Year ended December 31, 2023
	2024	2023	2024	2023
	Unaudited		Unaudited		Audited
Cost of revenues	$—	$—	$52	$—	$262
Research, development and clinical studies	—	—	275	—	2,070
Sales and marketing	—	—	1,512	—	2,404
General and administrative	—	—	164	—	1,495
Total restructuring cost	$—	$—	$2,003	$—	$6,231

Restructuring costs paid during the period	$—	$—	$5,455	$—	$2,753

These restructuring costs were offset by accrual reversals for the three and nine months ended September 30, 2024 and the year ended December 31, 2023 in the amount of $0, $369 and $3,041, respectively, which relate to the terminated employees' exits from the Company’s cash incentive plans. These restructuring costs were further offset by forfeited equity-based compensation expense reversals for the three and nine months ended September 30, 2024 and the year ended December 31, 2023 in the amount of $0, $1,991 and $9,313, respectively, which relate to the terminated employees' exits from the Company’s equity incentive plan.
NOTE 10: SUBSEQUENT EVENT
On October 15, 2024, the Company issued a press release announcing that that the U.S. Food and Drug Administration (FDA) has approved Optune Lua® for concurrent use with PD-1/PD-L1 inhibitors or docetaxel, for the treatment of adult patients with metastatic non-small cell lung cancer who have progressed on or after a platinum-based regimen. As a result of this approval, the Company expects to expense approximately $33,157 related to the vesting of PSUs granted to an executive officer. See Note 7 above.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist you in better understanding and evaluating our financial condition and results of operations. We encourage you to read this MD&A in conjunction with our unaudited consolidated financial statements and the notes thereto for the period ended September 30, 2024 included in Part I, Item 1 of this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Please refer to the information under the heading “Cautionary Note Regarding Forward-Looking Statements” elsewhere in this report. References to the words “we,” “our,” “us,” and the “Company” in this report refer to NovoCure Limited, including its consolidated subsidiaries.
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
Optune Gio is approved by the U.S. Food and Drug Administration ("FDA") under the Premarket Approval ("PMA") pathway for the treatment of adult patients with newly diagnosed glioblastoma ("GBM") together with temozolomide, a chemotherapy drug, and for adult patients with GBM following confirmed recurrence after chemotherapy as monotherapy treatment. We also have a CE certificate to market Optune Gio for the treatment of GBM in the European Union ("EU"), as well as approval or local registration in the United Kingdom ("UK"), Japan, Canada and certain other countries. Optune Lua is approved by the FDA under the PMA pathway for the treatment of adult patients with metastatic non-small cell lung cancer ("NSCLC") concurrent with PD-1/PD-L1 inhibitors or docetaxel following progression on or after a platinum-based regimen and under the Humanitarian Device Exemption ("HDE") pathway to treat malignant pleural mesothelioma and pleural mesothelioma (together, "MPM") together with standard chemotherapies. We have also received CE certification in the EU and approval or local registration to market Optune Lua in certain other countries for the treatment of MPM. We market Optune Gio and Optune Lua in multiple countries around the globe with the majority of our revenues coming from the use of Optune Gio in the U.S., Germany, France and Japan. We are actively evaluating opportunities to expand our international footprint.
We believe the physical mechanisms of action behind TTFields therapy may be broadly applicable to solid tumor cancers. We are focusing our research and development activities in areas of greatest anticipated value creation. This includes NSCLC, brain cancers, and pancreatic cancer.
In October 2024, the U.S. FDA approved our PMA application for Optune Lua use concurrent use with PD-1/PD-L1 inhibitors or docetaxel for the treatment of adult patients with metastatic NSCLC who have progressed on or after a platinum-based regimen. This application was based on the results from the phase 3 LUNAR trial, which showed patients treated with TTFields therapy concomitant with PD-1/PD-L1 inhibitors or docetaxel exhibited a statistically significant and clinically meaningful improvement in median overall survival (OS) compared to patients treated with PD-1/PD-L1 inhibitors or docetaxel alone. The LUNAR trial included two pre-specified powered secondary endpoints. The first secondary endpoint, which met statistical significance, assessed median OS in patients treated with Optune Lua concurrently with a PD-1/PD-L1 inhibitor versus a PD-1/PD-L1 inhibitor alone. The second secondary endpoint, which showed a positive trend but did not meet statistical significance, assessed Optune Lua concurrently with docetaxel versus docetaxel alone. We have also filed applications for use to the necessary regulatory bodies in Europe and Japan.
In June 2024, we presented positive results from the phase 3 METIS trial, evaluating the use of TTFields therapy and supportive care for the treatment of patients with 1-10 brain metastases from NSCLC following stereotactic radiosurgery (“METIS”) at the 2024 American Society of Clinical Oncology (ASCO) annual meeting. The METIS trial met its primary endpoint, demonstrating a statistically significant improvement in time to intracranial progression for adult patients treated with TTFields therapy and supportive care compared to patients treated with supportive care alone. Patients treated with TTFields therapy and supportive care exhibited a median time to intracranial progression of 21.9 months compared to 11.3 months in patients treated with supportive care alone for brain metastasis (n=298; hazard ratio=0.67; P=0.016). These data are expected to serve as the basis for regulatory submissions. In October 2024, the FDA granted Breakthrough Device designation for the use of our NovoTTF-200M device and supportive care for the treatment brain metastases from NSCLC as used in the METIS protocol. The designation offers us an opportunity to interact with FDA experts throughout the premarket review phase and allows for prioritized review of regulatory submissions.
In June 2024, we presented top-line results from the prospective, non-interventional TIGER study at the 2024 ASCO annual meeting. The TIGER study investigated the use of TTFields therapy in routine clinical use in the treatment of newly diagnosed GBM in Germany. Of the 710 patients enrolled in the study between August 2017 to November 2019, 429 patients received TTFields therapy, across 81 participating centers. Median overall survival for patients treated with TTFields therapy was 19.6 months (95% CI, 17.9-22.4) and median progression-free survival was 10.2 months (95% CI, 9.4-11.4). TTFields therapy use was not associated with an increase in systemic toxicity and was well tolerated. The outcomes observed in the TIGER study are consistent with the survival and safety results from our phase 3 EF-14 clinical trial.
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
Alongside the LUNAR and METIS phase 3 trials, our NSCLC program includes the phase 3 LUNAR-2 trial, which explores the use of TTFields therapy together with pembrolizumab and platinum-based chemotherapy as first-line treatment for metastatic NSCLC and the phase 2 LUNAR-4 trial, which evaluates the use of TTFields therapy together with an immune checkpoint inhibitor (ICI) following prior ICI treatment as a second-line treatment for metastatic NSCLC. LUNAR-2 and LUNAR-4 are currently open and enrolling. Finally, our phase 2 KEYNOTE B36 trial is exploring the use of TTFields therapy together with pembrolizumab for front-line treatment of locally advanced or metastatic NSCLC. We are evaluating appropriate next steps for this trial given its pace of enrollment and our focus on LUNAR-2.
Our pancreatic cancer program is comprised of the phase 3 PANOVA-3 trial and the phase 2 PANOVA-4 trial. The PANOVA-3 trial is exploring the use of TTFields therapy together with nab-paclitaxel and gemcitabine as front-line treatment for unresectable locally advanced pancreatic cancer and is fully enrolled with top-line data anticipated in the fourth quarter of 2024. The PANOVA-4 trial is exploring the use of TTFields therapy together with atezolizumab, gemcitabine and nab-paclitaxel for the treatment of metastatic pancreatic cancer and has completed enrollment with data anticipated in 2026.
Our primary brain cancer clinical trial program includes the fully enrolled phase 3 TRIDENT trial and the phase 3 KEYNOTE D58 trial. The TRIDENT trial is exploring the use of TTFields therapy concomitant with radiation and chemotherapy for the treatment of newly diagnosed GBM and data is anticipated in 2026. The KEYNOTE D58 trial is evaluating the use of TTFields therapy together with temozolomide and pembrolizumab for the treatment of newly diagnosed GBM and we are initiating clinical sites.

We anticipate expanding our clinical pipeline over time to study the safety and efficacy of TTFields therapy for additional solid tumor indications and combinations with other cancer treatment modalities.The table below presents the current status of the ongoing clinical trials in our pipeline and anticipated timing of data.
Our therapy is delivered through a medical device and we continue to advance our Products with the intention to extend survival and maintain quality of life for patients. We have several product development programs underway that are designed to optimize TTFields delivery to the target tumor and enhance patient ease of use. One of these initiatives is the launch of new arrays, which are thinner, lighter and more flexible. We have obtained a CE Mark and rolled out our new arrays in multiple European countries. We submitted the new arrays for regulatory approval in the U.S. and Japan and are awaiting regulatory decisions.
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
In September 2024, we announced that our Chief Executive Officer (CEO), Asaf Danziger, will retire at year-end 2024 and Novocure’s Chief Financial Officer (CFO), Ashley Cordova, will succeed him as the company’s next CEO. Mr. Danziger, who has served as CEO since 2002, will serve as Senior Advisor through 2026, and will continue to serve on Novocure’s Board of Directors. These changes will become effective on January 1, 2025. In addition, Mukund Paravasthu transitioned into the role of Chief Operating Officer, effective October 1, 2024.
In October 2024, we announced the appointment of Christoph Brackmann as our CFO, effective January 1, 2025. Mr. Brackmann joined in October 2024 as a Senior Finance Advisor and will continue in that role until his appointment as CFO takes effect. Prior to joining Novocure, Mr. Brackmann served as Senior Vice President, Finance at Moderna Inc. from October 2019 to June 2024. During that time Mr. Brackmann built out the finance team across FP&A, accounting, tax, treasury, procurement and business service centers to support Moderna’s scale-up. Mr. Brackmann earned his Master of Business Administration from the SDA Bocconi School of Management in 2003 and holds a degree in Business and Economics from the University of Manheim.
We view our operations and manage our business in one operating segment. For the three and nine months ended September 30, 2024, our net revenues were $155.1 million and $444.0 million, respectively. Our net loss for the three and nine months ended September 30, 2024 was $30.6 million and $102.7 million, respectively. As of September 30, 2024, we had an accumulated deficit of $1,088.2 million.
Impact of Current Events
On October 7, 2023, the State of Israel was attacked and is in a state of war. As of the date of this filing, we believe that there is no immediate risk to our business facilities or operations. Our supply chain teams have increased stock levels to mitigate distribution and service risks from our suppliers in Israel.

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

Results of Operations
The following discussion provides an analysis of our results of operations and reasons for material changes therein for the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023. The tables contained in this section report U.S. dollars in thousands (except share, patient, and prescription data). The following table sets forth our consolidated statements of operations data:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	Unaudited		Unaudited
Net revenues	$155,095	$127,321	$443,954	$375,554
Cost of revenues	35,372	32,092	103,715	95,724
Gross profit	119,723	95,229	340,239	279,830

Operating costs and expenses:
Research, development and clinical studies	51,882	53,623	158,435	168,754
Sales and marketing	59,830	57,964	171,652	167,621
General and administrative	40,103	41,887	117,344	124,609
Total operating costs and expenses	151,815	153,474	447,431	460,984

Operating income (loss)	(32,092)	(58,245)	(107,192)	(181,154)
Financial income (expenses), net	10,507	10,023	31,236	27,948

Income (loss) before income taxes	(21,585)	(48,222)	(75,956)	(153,206)
Income taxes	8,985	1,263	26,749	6,758
Net income (loss)	$(30,570)	$(49,485)	$(102,705)	$(159,964)

Basic and diluted net income (loss) per ordinary share	$(0.28)	$(0.46)	$(0.95)	$(1.51)
Weighted average number of ordinary shares used in computing basic and diluted net income (loss) per share	108,247,716	106,772,814	107,679,501	106,219,194

The following table details the share-based compensation expense included in costs and expenses:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	Unaudited		Unaudited
Cost of revenues	$1,834	$1,511	$5,280	$5,540
Research, development and clinical studies	7,294	6,683	25,421	26,999
Sales and marketing	10,276	8,973	31,220	30,830
General and administrative	11,960	9,179	35,357	34,801
Total share-based compensation expense	$31,364	$26,346	$97,278	$98,170

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

The following table includes certain commercial operating statistics for and as of the end of the periods presented.

	September 30,
Operating statistics	2024	2023
Active patients at period end
United States	2,200	2,179
International markets:
Germany	570	492
France	393	165
Japan	437	353
Other international	513	450
International markets - Total	1,913	1,460

Total	4,113	3,639

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Prescriptions received in period
United States	934	920	2,881	2,952
International markets:
Germany	217	163	629	575
France	171	150	533	302
Japan	99	85	298	249
Other international	165	149	522	441
International markets - Total	652	547	1,982	1,567

Total	1,586	1,467	4,863	4,519
Three and nine months ended September 30, 2024 compared to three and nine months ended September 30, 2023

	Three months ended September 30,			Nine months ended September 30,
	2024	2023	% Change	2024	2023	% Change
Net revenues	$155,095	$127,321	22%	$443,954	$375,554	18%
Net revenues. Net revenues increased 22% to $155.1 million for the three months ending September 30, 2024 from $127.3 million for the same period in 2023. For the three and nine months ended September 30, 2024, the increase primarily resulted from $11.1 million and $35.8 million of net revenues from the successful launch in France and $12.1 million and $26.2 million of net revenues in the U.S. due to improved approval rates. The improved approval rates in the U.S. resulted in $4.7 million and $14.0 million of increased net revenue from prior period claims during the three- and nine- month periods, primarily from 2023.

	Three months ended September 30,			Nine months ended September 30,
	2024	2023	% Change	2024	2023	% Change
Cost of revenues	$35,372	$32,092	10%	$103,715	$95,724	8%
Cost of revenues. Our cost of revenues for the three months ended September 30, 2024 was $35.4 million, an increase of 10% from $32.1 million for the same period in 2023. For the three and nine months ended September 30, 2024, the increase in cost of revenues was primarily due to 13% growth in active patients, partially offset by lower equipment sales to Zai in the amount of $1.5 million and $1.9 million, respectively.
Excluding sales to Zai, cost of revenues per active patient per month was $2,713 for the three months ended September 30, 2024, an increase of 4% from $2,599 for the same period in 2023, primarily due to an increase in costs related to the rollout of our new arrays. Cost of revenues per active patient is calculated by dividing the cost of revenues for the quarter less equipment sales to Zai for the quarter by the average of the active patients at the end of the prior quarter and the ending active patients in the current quarter. This quarterly figure is then divided by three to estimate the monthly cost of revenues per active patient. Sales to Zai are deducted because they are sold at cost and in anticipation of future royalties from Zai, and Zai patient counts are not included in our active patient population. Product sales to Zai totaled $2.5 million and $8.4 million for the three and nine months ended September 30, 2024 compared to $4.0 million and $10.3 million for the three and nine months ended September 30, 2023.
Gross margin was 77% for the three months ended September 30, 2024 compared to 75% for the three months ended September 30, 2023. The improvement in gross margin is due to the increase in net revenue per patient primarily attributed to our improved approval rates in the US and successful launch in France. We expect that our gross margins will be impacted by current and future product enhancements, such as the launch of our new arrays in the U.S. and our launch in NSCLC. We continue to focus on opportunities to increase efficiencies and scale within our supply chain. This includes evaluating new materials, manufacturers, and processes that could lead to lower costs.
Operating Expenses.

	Three months ended September 30,			Nine months ended September 30,
	2024	2023	% Change	2024	2023	% Change
Research, development and clinical studies	$51,882	$53,623	(3)%	$158,435	$168,754	(6)%
Sales and marketing	59,830	57,964	3%	171,652	167,621	2%
General and administrative	40,103	41,887	(4)%	117,344	124,609	(6)%
Total operating expenses	$151,815	$153,474	(1)%	$447,431	$460,984	(3)%
Research, development and clinical study expenses. Research, development and clinical study expenses decreased 3% to $51.9 million for the three months ended September 30, 2024 from $53.6 million for the same period in 2023. For the three and nine months ended September 30, 2024, the change was primarily due to a decrease in personnel expenses. Total research and development expenses can fluctuate quarter-to-quarter dependent upon the amount of clinical research organization services delivered, clinical materials procured and the number of trials actively underway within a given quarter.
Sales and marketing expenses. Sales and marketing expenses increased 3% to $59.8 million for the three months ended September 30, 2024 from $58.0 million for the same period in 2023. For the three months ended September 30, 2024, the change was primarily driven by an $7.8 million increase in costs related to a sales force expansion in anticipation of a potential launch in NSCLC, partially offset by a $6.2 million reduction in marketing spend. For the nine months ended September 30, 2024, the increase was primarily driven by a $10.8 million increase related to the sales force expansion for NSCLC, partially offset by a $6.7 million reduction in marketing spend.
General and administrative expenses. General and administrative expenses decreased 4% to $40.1 million for the three-month period ended September 30, 2024 from $41.9 million for the same period in 2023. For the three and nine months ended September 30, 2024, these changes were primarily due to lower personnel and professional service expenses.

	Three months ended September 30,			Nine months ended September 30,
	2024	2023	% Change	2024	2023	% Change
Financial income (expenses), net	$10,507	$10,023	5%	$31,236	$27,948	12%
Financial income (expenses), net. For the three months ended September 30, 2024, financial income increased $0.5 million or 5% to $10.5 million from $10.0 million for the same period in 2023, primarily due to $0.8 million higher interest income and $3.5 million in favorable foreign exchange adjustments, offset by $3.0 million in interest expenses related to the senior secured credit facility (see "Senior Secured Term Loan Credit Facility" below). Financial income increased $3.3 million or 12%, to $31.2 million for the nine months ended September 30, 2024 from $27.9 million in income for the same period in 2023, primarily due to $5.0 million in higher interest income, $2.3 million in favorable foreign exchange impact and $1.1 million in gain from redemption of the Notes, offset by $4.9 million in interest expenses related to the senior secured credit facility.

	Three months ended September 30,			Nine months ended September 30,
	2024	2023	% Change	2024	2023	% Change
Income taxes	$8,985	$1,263	611%	$26,749	$6,758	296%
Income taxes. Income taxes increased 611% to $9.0 million for the three months ended September 30, 2024 from $1.3 million for the same period in 2023 primarily due to $5.6 million resulting from the utilization of tax credits in 2023 related to prior years and a change in the mix of applicable statutory tax rates. Income taxes increased 296% to $26.7 million for the nine months ended September 30, 2024 from $6.8 million for the same period in 2023 primarily due to a $7.3 million decrease in tax benefits from share-based compensation, $5.2 million resulting from the utilization of tax credits in 2023 related to prior years and a change in the mix of applicable statutory tax rates.
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

	Three months ended September 30,			Nine months ended September 30,
	2024	2023	% Change	2024	2023	% Change
Net income (loss)	$(30,570)	$(49,485)	(38)%	$(102,705)	$(159,964)	(36)%
Add: Income tax	8,985	1,263	611%	26,749	6,758	296%
Add: Financial expenses (income), net	(10,507)	(10,023)	5%	(31,236)	(27,948)	12%
Add: Depreciation and amortization	2,458	2,803	(12)%	8,131	8,246	(1)%
EBITDA	$(29,634)	$(55,442)	(47)%	$(99,061)	$(172,908)	(43)%
Add: Share-based compensation	31,364	26,346	19%	97,278	98,170	(1)%
Adjusted EBITDA	$1,730	$(29,096)	(106)%	$(1,783)	$(74,738)	(98)%
Adjusted EBITDA increased by $30.8 million to $1.7 million for the three months ended September 30, 2024 from $(29.1) million for the same period in 2023. This increase was primarily driven by revenue growth from improved approval rates in the U.S. and a successful launch in France. The revenue increase drove a $24.5 million increase in gross profit. Actions taken during the November 2023 restructuring and a heightened focus on operational efficiencies reduced total operating expenses, excluding share-based compensation, by $6.3 million year-over-year. We intend to take actions that prioritize growth and maintain financial health and flexibility as we position our company for future profitability.

Liquidity and Capital Resources
We have incurred significant losses and cumulative negative cash flows from operations since our founding in 2000. As of September 30, 2024, we had an accumulated deficit of $1,088.2 million. To date, we have primarily financed our operations through the issuance and sale of equity and the proceeds from long-term loans.
At September 30, 2024, we had $959.9 million in cash, cash equivalents and short-term investments, an increase of $49.3 million compared to $910.6 million at December 31, 2023, primarily as a result of the $100 million draw down of the first tranche of our senior secured credit facility in May 2024 (see "Senior Secured Term Loan Credit Facility" below), offset by net cash used in operations and used in investing activities. We believe our cash, cash equivalents and short-term investments as of September 30, 2024 are sufficient for our operations for at least the next 12 months based on our existing business plan and our ability to control the timing of significant expense commitments. We expect that our operating expenses will continue to increase over the next several years and may outpace our gross profit as we prepare to expand into additional indications beyond GBM. As a result, we may need to raise additional capital to fund our operations.
The following summary of our cash flows for the periods indicated has been derived from our unaudited consolidated financial statements, which are included elsewhere in this Quarterly Report:

	Nine months ended September 30,
	2024	2023	Change	% Change
Net cash provided by (used in) operating activities	$(22,918)	$(58,778)	$35,860	(61)%
Net cash provided by (used in) investing activities	(118,031)	85,648	(203,679)	(238)%
Net cash provided by financing activities	87,630	13,877	73,753	531%
Effect of exchange rate changes on cash and cash equivalents	(46)	(69)	23	(33)%
Net increase (decrease) in cash, cash equivalents and restricted cash	$(53,365)	$40,678	$(94,043)	(231)%
Operating activities. Net cash used in or provided by operating activities represents our net income (loss) for the periods presented, share-based compensation and depreciation and amortization. Operating cash flows are also impacted by changes in working capital.
Net cash used in operating activities decreased by $35.9 million from $58.8 million net cash used in operating activities for the nine months ended September 30, 2023 to $22.9 million net cash used in operating activities for the nine months ended September 30, 2024. This was a result of a $57.3 million reduction in net loss, offset by a $22.9 million increase in working capital primarily driven by a $33.1 million increase in accounts receivable and a $7.4 million decrease of inventories, a decrease of $6.0 million in cash to non-cash based expenses primarily consisting of shared-based compensation, and a decrease of $4.4 million in other long term assets and an increase of $2.8 million in other long-term liabilities.
Investing activities. Our investing activities consist primarily of investments in and redemptions of our short-term investments as well as investments in property and equipment.
Net cash used in investing activities was $118.0 million for the nine months ended September 30, 2024, compared to $85.6 million provided by investing activities for the nine months ended September 30, 2023. The $118.0 million net cash used in investing activities for the nine months ended September 30, 2024 was primarily attributable to $84.1 million of the net purchase of short term investments and the purchase of $33.9 million of property and equipment. The $85.6 million net cash provided by investing activities for the nine months ended September 30, 2023 was primarily attributable to $105.9 million of net proceeds from maturity of short term investments and by the purchase of $20.3 million of property and equipment.
Financing activities. Net cash provided by financing activities was $87.6 million for the nine months ended September 30, 2024, as compared to $13.9 million provided by financing activities for the nine months ended September 30, 2023, primarily attributable to $96.9 million of net proceeds from the first tranche of our senior secured credit facility offset by $12.9 million used to partially repay Notes, In addition, the net cash provided by financing activities for the nine months ended September 30, 2024 and September 30, 2023 included proceeds from the exercise of options under the Company's share option plan.
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

Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
During the three-month period ending September 30, 2024 neither we nor any of our executive officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that are intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) promulgated under the Securities Exchange Act of 1934, as amended or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 6.  Exhibits
EXHIBIT INDEX

Exhibit Number		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Date	Number
10.1	Employment Agreement between Wilhelmus Groenhuysen and Novocure USA LLC effective as of October 1, 2024#	8-K	9/3/2024	10.1
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X
32.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X
32.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X
101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Extension Presentation Linkbase Document				X
104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101)				X
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

NovoCure Limited

Date: October 30, 2024	/s/ Ashley Cordova
Ashley Cordova Chief Financial Officer (principal financial and accounting officer and duly authorized officer)