Form 10-K
period 2024-12-31
NovoCure Ltd
filed 2025-02-27
CIK 1645113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-K
______________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                             ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.                 ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the outstanding common equity of the registrant held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $860,375,045.
The number of shares of the registrant’s ordinary shares outstanding as of February 21, 2025 was 109,915,429.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2025 annual meeting of shareholders are incorporated by reference into Items 10, 11, 12, 13, and 14 of Part III of this Form 10-K. Such definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2024.

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
•our plans to pursue the use of our Products for the treatment of indications other than glioblastoma ("GBM"), non-small cell lung cancer ("NSCLC") and malignant pleural mesothelioma ("MPM");
•our estimates regarding revenues, expenses, capital requirements and needs for additional financing;
•our ability to obtain regulatory approvals for the use of our Products in indications other than GBM, NSCLC and MPM;
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
•We are subject to fluctuations in global economic, political, environmental, and industry conditions, some of which may be unfavorable.
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
•We pay taxes and tariffs in multiple jurisdictions and adverse determinations by governmental authorities or changes in laws, rates or our status under which jurisdictions apply to us could increase our tax and tariff burden or subject our shareholders to additional taxes.
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
Optune Gio is approved by the U.S. Food and Drug Administration ("FDA") under the Premarket Approval ("PMA") pathway for the treatment of adult patients with newly diagnosed glioblastoma ("GBM") together with temozolomide, a chemotherapy drug, and for adult patients with GBM following confirmed recurrence after chemotherapy as monotherapy treatment. We also have a CE certificate to market Optune Gio for the treatment of GBM in the European Union ("EU"), as well as approval or local registration in the United Kingdom ("UK"), Japan, Canada and certain other countries. Optune Lua is approved by the FDA under the PMA pathway for the treatment of adult patients with metastatic non-small cell lung cancer ("NSCLC") concurrent with PD-1/PD-L1 inhibitors or docetaxel following progression on or after a platinum-based regimen. Optune Lua is also approved under the Humanitarian Device Exemption ("HDE") pathway for the treatment of adult patients with malignant pleural mesothelioma or pleural mesothelioma (together, "MPM") together with standard chemotherapies. We have also received CE certification in the EU and approval or local registration to market Optune Lua in certain other countries for the treatment of MPM. We market Optune Gio and Optune Lua in multiple countries around the globe with the majority of our revenues coming from the use of Optune Gio in the U.S., Germany, France and Japan. We are actively evaluating opportunities to expand our international footprint.
In June 2024, we presented results from the Phase 3 METIS clinical trial evaluating the use of TTFields therapy and best supportive care for the treatment of adult patients with 1-10 brain metastases from NSCLC following stereotactic radiosurgery ("METIS"). The METIS trial met its primary endpoint, demonstrating a statistically significant improvement in time to intracranial progression for patients treated with TTFields therapy and supportive care compared to patients treated with supportive care alone.
In December 2024, we announced the top-line results from the Phase 3 PANOVA-3 clinical trial evaluating the use of TTFields therapy together with gemcitabine and nab-paclitaxel for the treatment of adult patients with unresectable, locally advanced pancreatic cancer ("PANOVA-3"). The PANOVA-3 trial met its primary endpoint, demonstrating a statistically significant improvement in overall survival for patients treated with TTFields therapy, gemcitabine and nab-paclitaxel compared to patients treated with gemcitabine and nab-paclitaxel alone. We intend to submit marketing applications to regulators in our key markets based on the results of the METIS and PANOVA-3 trials.
We believe the physical mechanisms of action behind TTFields therapy may be broadly applicable to solid tumor cancers. We have several ongoing clinical trials which further explore the use of TTFields therapy in these solid tumor cancers, including the Phase 3 TRIDENT and KEYNOTE D58 trials in GBM, Phase 3 LUNAR-2 and Phase 2 LUNAR-4 trials in NSCLC, and Phase 2 PANOVA-4 trial in pancreatic cancer. We anticipate expanding our clinical pipeline over time to study the safety and efficacy of TTFields therapy for additional solid tumor indications and for use together with other cancer treatment modalities.
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
Our technology
TTFields therapy is delivered through a portable medical device. The complete devices, called Optune Gio and Optune Lua (for head and thoracic treatment, respectively), include a portable electric field generator, arrays, rechargeable batteries and accessories. Single-use arrays are placed directly on the skin in the region surrounding the tumor and connected to the electric field generator to deliver therapy. Arrays are changed when hair growth or skin moisture reduces array adhesion to the skin. The therapy is designed to be delivered continuously throughout the day and night, and efficacy is strongly correlated to time on therapy. When the device is turned on, TTFields are continuously generated within the specific region of the body covered by the arrays. Healthy tissues located outside of this region remain unaffected by the therapy. The electric field generator can be run from a standard power outlet or carried with a battery in a specially designed bag that we provide to patients.
We plan to use the same field generator technology across all indications for which our Products are approved. We plan to specifically target individual solid tumor types by optimizing field generator parameters such as frequency and power output. Our arrays have been developed and are in use, either commercially or clinically, for application on the head, thorax and abdomen.

Through engineering efforts, we plan to continue to advance our Products to optimize TTFields therapy. Our product development programs are primarily focused on enhancements to the field generator and arrays, as well as development of software applications intended to enhance the TTFields therapy experience for both patients and healthcare providers. Any enhancements will be subject to applicable regulatory reviews and approvals.
Our commercial business
Optune Gio is approved for use in multiple countries for the treatment of GBM, the most common form of primary brain cancer and an aggressive disease for which there are few effective treatment options. Optune Lua is approved for use in multiple countries for the treatment of MPM. Optune Lua is also approved for use in the U.S. for the treatment of NSCLC.
Treatment of newly diagnosed GBM
In 2015, we received FDA approval to market Optune Gio (then known as Optune) for the treatment of adult patients with newly diagnosed supratentorial GBM in combination with temozolomide based on the randomized Phase 3 EF-14 trial ("EF-14"), which compared Optune Gio plus temozolomide versus temozolomide alone for the treatment of newly diagnosed GBM post radiation.
The trial met its primary endpoint of progression-free survival and a powered secondary endpoint was overall survival. Patients treated with Optune Gio and temozolomide exhibited 6.7 and 20.9 months of median progression-free and overall survival, respectively, compared to 4.0 and and 16.0 months in patients treated with temozolomide alone.
The extension of overall survival and progression-free survival in patients receiving Optune Gio with temozolomide was not specific to any prognostic subgroup or tumor genetic marker and was consistent regardless of MGMT methylation status, extent of resection, age, performance status or gender. Patients treated with Optune Gio and temozolomide had no significant increase in serious adverse events compared with those treated with temozolomide alone. The most common side effect related to Optune Gio was mild to moderate skin irritation. The final EF-14 data were published in the Journal of the American Medical Association in 2017.
Patients treated with Optune Gio and temozolomide also demonstrated stable and comparable quality of life compared to patients treated with temozolomide alone, when evaluating physical, role, social, emotional and cognitive functioning, Post-hoc analyses of EF-14 have shown that increased time on therapy and higher TTFields intensity at the tumor bed are associated with increased survival.
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
Treatment of recurrent GBM
We received FDA approval for Optune Gio in 2011 for use as a monotherapy treatment for adult patients with GBM, following confirmed recurrence after chemotherapy based on the randomized Phase 3 EF-11 trial ("EF-11"), which compared Optune Gio versus physician's choice chemotherapy for the treatment of recurrent GBM..
Patients randomized to receive Optune Gio monotherapy demonstrated 6.6 months of median overall survival, compared to 6.0 months in patients treated with physician's choice chemotherapy. Chemotherapies chosen for the active control arm included mainly bevacizumab, nitrosoureas and temozolomide. The study demonstrated that Optune Gio provided clinically comparable survival with an overall better quality of life.
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
Treatment of NSCLC
In 2024, we received FDA approval to market Optune Lua for the treatment of adult patients with metastatic NSCLC concurrent with PD-1/PD-L1 inhibitors or docetaxel following progression on or after a platinum-based regimen based on the results from the randomized Phase 3 LUNAR clinical trial ("LUNAR"). LUNAR evaluated the safety and efficacy of TTFields therapy when used together with immune checkpoint inhibitors or docetaxel (collectively, "standard therapies") versus standard therapies alone for patients with stage 4 NSCLC who progressed during or after platinum-based therapy. The LUNAR trial met its primary endpoint Patients treated with TTFields therapy and standard therapies demonstrated median overall survival of 13.2 months (95% CI, 10.3-15.5 months) compared to 9.9 months (95% CI, 8.2-12.2 months) in patients treated with standard therapies alone (p=0.042, HR=0.76). The one-year survival rate for patients treated with TTFields therapy and standard therapies was 53% (95% CI, 44%-61%) compared to 42% (95% CI, 34%-50%) in patients treated with standard therapies alone. TTFields therapy was well-tolerated with no added systemic toxicities and few grade 3 device-related adverse events (no grade 4 or 5).
In 2023, the data from the LUNAR study were published in The Lancet Oncology, and additional data detailing the LUNAR study have since been presented at multiple medical congresses.

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

Our commercial markets
We have built a commercial organization and market Optune Gio for the treatment of GBM in multiple countries and Optune Lua for the treatment of NSCLC in the U.S..
In 2025, we estimate that annually approximately:
•15,000 people will be diagnosed with GBM or tumors that typically progress to GBM in the U.S. Of this population, approximately 8,200 patients are candidates for treatment with Optune Gio and will actively seek treatment.

•4,600 people will be diagnosed with GBM or tumors that typically progress to GBM in Germany. Of this population, approximately 2,500 patients are candidates for treatment with Optune Gio and will actively seek treatment. Annual diagnoses rates per capita are similar in our other European active markets.
•2,200 people will be diagnosed with GBM or tumors that typically progress to GBM in Japan. Of this population, approximately 1,200 patients are candidates for treatment with Optune Gio and will actively seek treatment.
•114,000 people will be diagnosed with metastatic NSCLC in the U.S. We estimate that approximately 30,000 patients are candidates for second-line treatment with Optune Lua and will actively seek therapy.
We believe there are many more patients who could benefit from treatment with Optune Gio or Optune Lua and we continue to focus on increasing penetration for GBM and NSCLC. In the future, we anticipate strategically expanding into additional geographic markets and additional indications, pending regulatory approval.
Commercial execution
As of December 31, 2024, we had 188 sales force colleagues globally. Healthcare providers must undergo a certification training in order to prescribe our Products.
Our sales and marketing efforts are principally focused on driving adoption of Optune Gio and Optune Lua among medical oncologists, specialty oncologists focused on treatment of the brain and thorax, and radiation oncologists. We continue to focus on driving key academic center engagement across all indications.
We currently operate as a direct-to-patient distributor of our Products, except in Japan. In Japan, we distribute our Products through hospitals and provide patient support services under a contractual arrangement with the hospital. Once an eligible patient is identified by a certified prescriber, the healthcare provider’s office submits a prescription order form and supporting documentation to us. We employ a team of Device Support Specialists who provide technical training to the patient and any caregivers. Once treatment is initiated, we provide 24/7 technical support for patients and caregivers as well as assistance with insurance reimbursement. We also provide the healthcare provider and the patient with a usage report for monitoring patient time on therapy. We believe we have the experience and expertise to scale our sales and marketing efforts.
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
We maintain a monthly list price for our therapy. We typically negotiate discounts from our list price with healthcare payers, and in certain cases we accept government-mandated discounts from our list prices in order to secure reimbursement for our Products.
We continue to work with payers to expand access to Optune Gio for patients with GBM. As of December 31, 2024, we have received national reimbursement for Optune Gio in Austria, France, Germany, Israel, Japan, Sweden and Switzerland. As of December 31, 2024 we have not yet received national reimbursement for Optune Lua for NSCLC in any of our active markets, however, we are seeking to obtain national reimbursement (and private insurance coverage, where available) in multiple countries.
In the U.S., a substantial majority of Americans with private health insurance had coverage of Optune Gio for newly diagnosed GBM and/or recurrent GBM as of December 31, 2024. Americans who are beneficiaries of the Medicare fee-for-service program also have coverage of Optune Gio for newly diagnosed GBM. We intend to pursue private health insurance and Medicare coverage with CMS for Optune Lua for NSCLC. We cannot be certain when we will obtain such coverage or if we will be able to obtain such coverage at reasonable rates.
Our development pipeline
Based on the results of our preclinical and clinical research, we have developed a pipeline strategy to advance TTFields therapy through phase 2 and phase 3 studies across multiple solid tumor types where TTFields has shown efficacy, including GBM, NSCLC and pancreatic cancer.
Current Development Pipeline

The solid tumor cancers subject to our phase 2 and phase 3 studies, as well as the studies themselves, are described in greater detail below. In addition to our ongoing clinical trials, we continue to conduct research to further advance the scientific evidence supporting the use of TTFields therapy and to gather additional information about our therapy's optimal use.
Central Nervous System Indications
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
Brain metastases are commonly treated with a combination of surgery and radiation. Systemic therapies are often utilized to treat the primary tumor, but many systemic therapies do not cross the blood brain barrier and are thus ineffective in the treatment of brain metastases. When brain metastases appear, they are either surgically removed or treated with radiation using stereotactic radiosurgery ("SRS") when possible. Whole brain radiation therapy, although effective in delaying progression or recurrence of brain metastases when given either before or after SRS, is associated with neurotoxicity and a significant decline in cognitive functioning. Thus, whole brain radiation therapy is often delayed until later in the disease course and is often used as a last resort. This practice results in a window of unmet need after localized surgery and SRS are used and before whole brain radiation therapy is administered to delay or prevent the additional spread of brain metastases.

METIS Phase 3 trial
In 2024, we presented data from the Phase 3 METIS trial, which evaluated the safety and efficacy of TTFields therapy and best supportive care ("BSC") compared to BSC alone in the treatment of adult patients with brain metastases resulting from NSCLC following stereotactic radiosurgery.
METIS met its primary endpoint, demonstrating a statistically significant improvement in time to intracranial progression in patients randomized to receive TTFields therapy. Patients treated with TTFields therapy and BSC exhibited a median time to intracranial progression of 21.9 months compared to 11.3 months in patients treated with BSC alone (n=298; HR=0.67; p=0.016). Median TTFields therapy treatment duration was 16 weeks and median usage was 67%. Consistent with previous studies, TTFields therapy was well-tolerated with sustained quality of life and neurocognitive function. Baseline characteristics were well balanced between arms.
We estimate that approximately 16,000 patients meet the criteria of the METIS trial and actively seek treatment in the U.S. annually. We intend to submit the data from METIS to regulatory authorities and publish these findings in a peer-reviewed scientific journal. In 2024, we received Breakthrough Device designation from the FDA for the use of TTFields therapy in the treatment of brain metastases from NSCLC and are currently in pre-submission discussions with the FDA in anticipation of filing a PMA application in 2025, with potential launch in 2026.
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
KEYNOTE D58 Phase 3 trial
In 2024, the FDA accepted the investigational new drug application for the randomized, double blind, placebo controlled Phase 3 KEYNOTE D58 clinical trial ("KEYNOTE D58"). KEYNOTE D58 is evaluating the use of TTFields therapy together with temozolomide and pembrolizumab for the treatment of adult patients with newly diagnosed GBM. KEYNOTE D58 was designed to accrue 741 patients with a 24-month minimum follow-up period after the last patient is enrolled. The primary endpoint is overall survival. Secondary endpoints include, but are not limited to, progression-free survival, one and two-year survival rates, quality life and safety. KEYNOTE D58 was designed and is being conducted as part of a clinical collaboration between Novocure and MSD, a tradename of Merck & Co., Inc. KEYNOTE D58 is currently open and enrolling.
Torso Indications
Pancreatic cancer
Pancreatic cancer is one of the most lethal cancers and is the third most frequent cause of death from cancer in the U.S. While overall cancer incidence and death rates are remaining stable or declining, the incidence and death rates for pancreatic cancer are increasing. We estimate that approximately 60,000 patients are diagnosed with pancreatic cancer each year in the U.S. Pancreatic cancer has a five-year relative survival rate of just 10 percent.
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
PANOVA-3 Phase 3 trial
In 2024, we announced top-line results from the Phase 3 PANOVA-3 trial, which evaluated the safety and efficacy of TTFields therapy together with gemcitabine and nab-paclitaxel compared to gemcitabine and nab-paclitaxel alone for the treatment of unresectable, locally advanced pancreatic cancer.
PANOVA-3 met its primary endpoint, demonstrating a statistically significant improvement in overall survival in patients randomized to receive TTFields therapy. Patients treated with TTFields therapy together with gemcitabine and nab-paclitaxel demonstrated 16.20 median overall survival compared to 14.16 months in patients treated with gemcitabine and nab-paclitaxel alone (n=571, HR=0.819, p=0.039). The survival rate benefit for patients treated with TTFields therapy increased over time with a 13% improve in the overall survival rate at 12 months and a 33% overall survival rate at 24month. Consistent with previous studies, TTFields therapy was well-tolerated.
We estimate that approximately 15,000 patients meet the criteria of the PANOVA-3 trial and actively seek treatment in the U.S. annually. We intend to share the PANOVA-3 data at an upcoming scientific congress, to submit these data for publication in a peer-reviewed scientific journal and to submit the data to regulatory authorities. In 2024, we received Breakthrough Device designation from the FDA for the use of TTFields therapy in the treatment unresectable, locally advanced pancreatic cancer together with gemcitabine and nab-paclitaxel and are currently in pre-submission discussions with the FDA in anticipation of filing a PMA application in 2025, with potential launch in 2026.
PANOVA-4 Phase 2 trial
In 2024, we completed enrollment in the Phase 2 PANOVA-4 trial ("PANOVA-4") evaluating the safety and efficacy of TTFields therapy together with atezolizumab, gemcitabine and nab-paclitaxel in the treatment of metastatic pancreatic cancer. The primary endpoint of PANOVA-4 is disease control rate. Secondary endpoints include, but are not limited to, overall survival, progression-free survival, one-year survival, objective response rate and frequency and severity of adverse events. PANOVA-4 was designed to accrue 76 patients with a 12-month follow-up period following enrollment of the last patient. PANOVA-4 was designed and is being conducted as part of a clinical collaboration between Novocure and Roche. Final data from the PANOVA-4 trial is anticipated in 2026.
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
LUNAR-2 Phase 3 trial
In July 2023, the FDA accepted the investigation device exemption for the LUNAR-2 clinical trial ("LUNAR-2"), a randomized, Phase 3 study evaluating the efficacy of TTFields therapy concomitant with pembrolizumab and platinum-based chemotherapy for the treatment of patients with metastatic NSCLC. The two primary endpoints of LUNAR-2 are overall survival and progression-free survival. Secondary endpoints include, but are not limited to, progression-free survival and overall survival according to patient histology, progression-free survival and overall survival according to patient tumor proportion score, one-, two-, and three-year survival rates, objective response rate, duration of response, disease control rate and severity and frequency of adverse effects. LUNAR-2 is designed to accrue 734 patients with a 21-month follow-up following the enrollment of the last patient. LUNAR-2 is currently open and enrolling.
LUNAR-4 Phase 2 trial
In 2024, the FDA accepted the investigation device exemption for the LUNAR-4 clinical trial ("LUNAR-4"), a Phase 2 trial evaluating the safety and efficacy of TTFields therapy concomitant with pembrolizumab for the treatment of patients with metastatic NSCLC following previous treatment with PD-1/PD-L1 inhibitor and platinum-based chemotherapy. The primary endpoint of LUNAR-4 is overall survival. Secondary endpoints include, but are not limited to, overall survival and progression-free survival according to patient histology and tumor proportion score, and safety. LUNAR-4 is designed to accrue 69 patients with a 12-month follow-up following the enrollment of the last patient. LUNAR-4 is currently open and enrolling.
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
Ovarian cancer
INNOVATE-3 Phase 3 trial
In 2024 , we presented results from the Phase 3 INNOVATE-3 trial ("INNOVATE-3"), studying the effectiveness of TTFields therapy with paclitaxel in patients with platinum-resistant ovarian cancer. INNOVATE-3 did not meet its primary endpoint of overall survival at the final analysis. Patients randomized to receive TTFields therapy plus paclitaxel (n=280) demonstrated a median overall survival of 12.2 months compared to a median overall survival of 11.9 months in patients treated with paclitaxel alone (n=278) (hazard ratio=1.008). Consistent with previously reported studies, TTFields therapy was well-tolerated with no added systemic toxicities. An exploratory analysis of INNOVATE-3 found that pegylated liposomal doxorubicin (PLD) naive patients randomized to receive TTFields therapy and paclitaxel has a median overall survival of 16.0 months (n=113) compared to 11.7 months in PLD-naive patients treated with paclitaxel alone (n=88).
Zai License and Collaboration Agreement
In 2018, we announced a strategic collaboration with Zai. The collaboration agreement grants Zai a license to commercialize our Products in Greater China and establishes a development partnership intended to accelerate the development of TTFields therapy in multiple solid tumor cancer indications. Zai has launched Optune Gio for the treatment of newly diagnosed GBM in Hong Kong and mainland China, is seeking marketing authorization for GBM in Taiwan. For additional information, see Note 12 to the Consolidated Financial Statements.
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
Intellectual property
We believe we possess global commercialization rights to our Products in oncology and are well-positioned to extend those rights into the future as we continue to find innovative ways to improve our Products. Our robust global patent and intellectual property portfolio consists of hundreds of issued patents in multiple jurisdictions covering various aspects of our devices and related technology. In the U.S., our patents have expected expiration dates between 2025 and 2041. We have also filed several hundred additional patent applications worldwide, that, if issued, may protect aspects of our platform beyond the current last-to-expire patent in the relevant market. These pending applications cover innovations relating to our arrays, field generators and software platform, in addition to other topics related to TTFields therapy. Our reliance on intellectual property involves certain risks, as described under the heading "Risk factors—Risks relating to intellectual property."
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
Presently, the traditional biotechnology, pharmaceutical and medical technology industries expend significant resources in developing novel and proprietary therapies for the treatment of solid tumors, including GBM, MPM and other indications that we are currently investigating. As we work to increase market acceptance of our Products, we compete with companies commercializing or investigating other anti-cancer therapies, some of which are in clinical studies for GBM, NSCLC or MPM that currently specifically exclude patients who have been or are being treated with our Products. The introduction of competing therapies could materially impact our business and financial results.
Government regulation
In the U.S., our Products and our operations are subject to extensive regulation by the FDA under the Federal Food, Drug, and Cosmetic Act ("FDCA"). In the EU member states where we market our Products and operate, we are currently subject to, inter alia, the Medical Device Regulation ("MDR") as implemented into national legislation by the EU member states, and as amended from time to time, as well as local applicable law. The MDR replaced the Medical Device Directive ("MDD") on May 26, 2021. In Switzerland, our Products and operations are subject to, inter alia, the Federal Act on Medicinal Products and Medical Devices and the the Medical Devices Ordinance, which implements the MDR into Swiss law (See "Foreign approvals and CE mark" below). In Japan, our Products and operations are subject to regulation by the Pharmaceuticals and Medical Device Agency ("PMDA") under the Pharmaceuticals and Medical Devices Act ("PMD Act"). In the UK, our Products and operations are subject to, inter alia, the Medical Devices Regulations 2002 and the Medical Devices (Amendment etc.) (EU Exit) Regulations 2020 (the "UK Regulations"), which implements the MDR and MDR like provisions into UK law. In addition, our Products must meet the requirements of a large and growing body of national, regional and international standards that govern the preclinical and clinical testing, manufacturing, labeling, certification, storage, recordkeeping, advertising, promotion, export and marketing and distribution, among other things, of our Products for current and future indications.
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
FDA’s premarket clearance and approval requirements
Unless an exemption applies, before we can commercially distribute medical devices in the U.S., we must obtain, depending on the type of device, either prior 510(k) clearance or PMA approval from the FDA. The FDA classifies medical devices into one of three classes. Devices deemed to pose lower risks are placed in either class I or II, which typically requires the manufacturer to submit to the FDA a premarket notification requesting permission to commercially distribute the device. This process is generally known as 510(k) clearance. Some low-risk devices are exempted from this requirement. Devices deemed by the FDA to pose the greatest risks, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously cleared 510(k) device, are placed in class III, generally requiring PMA.
Premarket approval (PMA) and Humanitarian Device Exemption (HDE) pathways
Optune Gio and Optune Lua are classified as Class III devices as they are deemed to be life-sustaining devices. Accordingly, we were required to obtain PMA approval for Optune Gio, which the FDA granted in April 2011 and October 2015 for the treatment of recurrent and newly diagnosed supratentorial GBM, respectively, in adult patients. We were also required to obtain PMA approval for Optune Lua for use concurrent with PD-1/PD-L1 inhibitors or docetaxel in adult patients with metastatic NSCLC who have progressed on or after a platinum-based regimen, which the FDA granted in October 2024. We expect that we will be required to obtain PMA approval for the use of our Products for future indications.
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
As is typical with medical device companies, we have received approval for a number of post-approval PMA supplements for our approved Products, including for modifications to the electric field generator, arrays, software, manufacturing processes and labeling. Future modifications may be considered by us as the need arises, some of which we may deem to require a PMA supplement application and others to require reporting in our PMA Annual Report.
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
Foreign approvals and CE mark
Market access, sales and marketing of medical devices outside of the U.S. are subject to foreign regulatory requirements that vary widely from country to country. In the European Economic Area (“EEA”), for Novocure’s devices these include the requirement to obtain a CE Certificate and to affix a CE mark to our Products. In the EEA, whether or not we have obtained FDA approval, our devices must be subject to conformity assessment procedure involving an EEA notified body, a private organization accredited by an EEA member state to conduct conformity assessment procedures under the MDR. Apart from low risk medical devices (Class I with no measuring function and which are not sterile), a conformity assessment procedure requires the intervention of a notified body. The notified body typically audits and examines the device’s technical documentation, including the clinical evaluation, and the quality system for the manufacture, design and final inspection of our devices before issuing a CE Certificate demonstrating compliance with the relevant requirements or the quality system requirements laid down in the relevant Annexes to the MDR. Following the issuance of this CE Certificate, we can draw up a declaration of conformity and affix the CE mark to the devices covered by this CE Certificate. The time required to CE mark our devices or to obtain approval from other non-U.S. authorities is not defined, and therefore may be longer or shorter than that required for FDA approval. Moreover, the MDR, which became applicable on May 26, 2021, with transitional provisions for "legacy" devices under the MDD, imposed new, stricter requirements that we must comply with in order to obtain CE Certificates for new devices, and to renew the CE Certificates for our MDD-Products when these expire, or at the latest, December 31, 2027 or 2028, depending on the device, whichever comes first. In addition, as of May 25, 2021, in the absence of a new MRA, Switzerland is now considered a non-EU “third country” with respect to medical devices, meaning that movement of our Products bearing a CE mark from the EEA to Switzerland is subject to additional requirements. In the UK, we were able to market and sell our Products under the CE mark until June 2023. Thereafter, our Products have been regulated under the UK Regulations.
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
•the QSR, which requires manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process for products marketed in the U.S.;
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
Human Capital Resources
As of December 31, 2024, we had 1,488 employees, compared to 1,453 employees as of December 31, 2023. We believe relations with our employees are good.
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

Risks relating to our business and our Products
Our business and prospects depend heavily on Optune Gio, which is currently approved only for the treatment of GBM, and Optune Lua, which is currently approved for the treatment of NSCLC in the United States and MPM. If we are unable to increase sales of our Products, obtain further regulatory approvals and commercialize our Products for the treatment of additional indications, or are significantly delayed or limited in doing so, our business and prospects will be materially harmed.
To date we have received FDA regulatory approval under the PMA pathway and certain approvals in other jurisdictions for the use of Optune Gio for the treatment of adult patients with newly diagnosed GBM when used together with certain forms of chemotherapy and for the treatment of adult patients with recurrent GBM as monotherapy. Optune Gio has a CE mark affixed for the treatment of GBM in the EU and Switzerland. Optune Lua is approved by the FDA under the PMA pathway for adults with metastatic NSCLC who have progressed on or after a platinum-based regimen, together with docetaxel or immune checkpoint inhibitors (ICI). We have also received FDA approval under the HDE pathway to market Optune Lua for unresectable, locally advanced or metastatic, MPM when used together with standard chemotherapies. Optune Lua is also CE Certified for the same indication in the EU and Switzerland. However, such approvals and maintaining the CE Certificates of Conformity, and related CE marking, of our Products, as applicable, do not guarantee future revenues for these indications. Further, until we receive FDA and analogous approval in other jurisdictions for the use of our Products for other indications (including for NSCLC pending obtaining widespread reimbursement agreements), almost all of our revenues will derive from sales and royalties from sales of Optune Gio for the treatment of newly diagnosed and recurrent GBM. The commercial success of our Products and our ability to generate and maintain revenues from the sale of our Products will depend on a number of factors, including:
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
In addition, the promotion of our Products is limited to approved indications, which vary by geography. The labelling for Optune Gio in the U.S. is limited in certain respects (for example, it is approved specifically for glioblastomas of the supratentorial region of the brain, is indicated for use in the treatment of newly diagnosed GBM only when used together with temozolomide, and limited to use by adults ages 22 and older), which may limit the number of patients to whom it is prescribed. Similarly, the label for Optune Lua also contains certain limitations that may adversely affect adoption. For NSCLC it is approved specifically for concurrent use with PD-1/PDL-1 inhibitors or docetaxel for adult patients with metastatic NSCLC who have progressed on or after platinum-based therapies. Similarly, the MPM indication in the U.S. includes the requirement in the United States (applicable to all HDE-approved devices) to display on all marketing materials that the efficacy of the Product has not been established, as well as a limitation for use by adults ages 22 and older, and the absence of phase 3 clinical data.
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
Clinical testing can be costly and take many years, and the outcome is uncertain and susceptible to varying interpretations. Moreover, success in preclinical and early clinical studies does not ensure that large-scale studies will be successful or predict final results. Acceptable results in early studies may not be replicable in later studies. A number of companies in the oncology industry have suffered significant setbacks in advanced clinical studies, even after promising results in earlier studies. Negative or inconclusive results or adverse events or incidents during a clinical study could cause the clinical study to be redone or terminated. In addition, failure to appropriately construct clinical studies could result in high rates of adverse events or incidents, which could cause a clinical study to be suspended, redone or terminated. We may be unable to obtain reimbursement for our Products used in clinical trials where our Products are already part of the approved standard of care. We may be unable to obtain other drugs or therapies that are to be used together with our Products in a given protocol, either due to supply issues, recall or the ability to obtain materials in an efficient or economically feasible manner. Our failure or the failure of third-party participants in our studies to comply with their obligations to follow protocols and/or legal requirements may also result in our inability to use the affected data in our submissions to regulatory authorities.

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
•difficulties and delays in clinical studies that may occur as a result of economic, political, industry and environmental conditions outside of our control;
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
Our global business strategy includes, in part, the consummation of collaborative arrangements with companies who will support the development and commercialization of our Products and technology. For example, we have exclusively licensed rights to commercialize our Products in the field of oncology in Greater China to Zai pursuant to an agreement that also establishes a development partnership for TTFields therapy in multiple solid tumor indications. Zai is responsible for the development and commercialization of our Products in Greater China at its sole cost with certain assistance from us. We have also entered into several clinical collaborations with third parties to test our Products and technology together with other products and technologies.
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
Our business model is predicated on achieving market acceptance of our Products as a monotherapy or together with well-established cancer treatment modalities like surgery, radiation, pharmacological and immunologic therapies. We may not achieve market acceptance of our Products for current or future indications within the timeframes we have anticipated, or at all, for a number of different reasons, including the following factors:
•it may be difficult to gain or maintain broad acceptance of our Products because they are new technologies and involve a novel mechanism of action and, as such, physicians may be reluctant to prescribe our Products without prior experience or additional data or training;
•physicians may be reluctant to prescribe our Products due to their perception that the supporting clinical study designs have limitations, as they are, for example, unblinded, or because reimbursement for physician time spent prescribing and assisting patients with our Products is low compared to other therapies;
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
•certain patients are contraindicated to using our Products due to a variety of factors, including, but not limited to, those who have an active implanted medical device, those who have a skull defect, and those who are sensitive to the materials used in our Products;
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
In addition, even if we are successful in achieving market acceptance of our Products for GBM, NSCLC or MPM, we may be unsuccessful in achieving market acceptance of our Products for other indications, such as brain metastases from NSCLC, pancreatic cancer and other solid tumor cancers, because certain radiation, chemotherapies and/or systemic medical therapies may become or remain the preferred standard of care for these indications.
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
Reimbursement for the treatment of patients with medical devices around the world is governed by complex mechanisms established on a national or sub-national level in each country. These mechanisms vary widely among countries, are sometimes informal and unpredictable, and evolve continuously, reflecting the efforts of these countries to reduce public spending on healthcare. As a result, obtaining and maintaining reimbursement for the treatment of patients with medical devices has become more challenging globally. We cannot guarantee that the use of our Products will receive reimbursement approvals and cannot guarantee that our existing reimbursement approvals will be maintained in any country.
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
No CPT codes specific to our therapy currently exist to describe physician services related to the delivery of therapy using our Products. CPT codes for physician services specifically related to our Products may not be obtainable. Our future revenues and results may be affected by the absence of specific CPT codes, as physicians may be less likely to prescribe the therapy when there is no certainty that adequate reimbursement will be available for the time, effort, skill, practice expense and malpractice costs required to provide the therapy to patients. Coverage and payment relating to these codes is subject to discretion by each third-party payer.

Outside the U.S., Germany, France and Japan, we have not secured codes to describe our Products or to document physician services related to the delivery of therapy using our Products. The failure to obtain and maintain these codes could affect the future growth of our business.
There is no assurance that Medicare or the Medicare Administrative Contractors will provide, or continue to provide, coverage or adequate payment rates for our Products.
We anticipate that a significant portion of patients using our Products will be beneficiaries under the Medicare program in the U.S, including a majority of our Optune Lua patients for NSCLC. Failure to secure or maintain coverage or maintain adequate reimbursement from Medicare would reduce our revenues and may also affect the coverage and reimbursement decisions of other third-party payers in the U.S. and elsewhere.
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
Medicare denied coverage for all claims prior to the September 1, 2019 effective date of DME MAC LCD L34823, which provides coverage for Optune Gio for the treatment of newly diagnosed GBM subject to certain conditions and restrictions. We expect that Medicare will continue to deny essentially all claims that do not meet the coverage policy terms, including for patients with recurrent GBM and NSCLC. Although we are actively appealing these coverage denials, we are prohibited from balance billing most of our existing Medicare fee-for-service patients for amounts not paid by Medicare. Therefore, we are absorbing and may continue to absorb the costs of treatment for amounts not paid by Medicare.
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
While we have obtained Medicare coverage for our existing Products other than Optune Lua for NSCLC, we cannot provide any assurance that we can access transitional, expedited, or expanded Medicare coverage for our future Products, including Optune Lua for NSCLC. CMS has issued new guidance regarding coverage of emerging technologies that is limited in nature and unlikely to provide a faster pathway to coverage for our future Products.

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
Although we believe our Products represent a treatment modality that can be used together with other cancer treatment modalities, our current and future competitors may at any time develop additional drugs, biologics or devices for the treatment of GBM, NSCLC, MPM, or other solid tumors that could be more effective from a therapeutic or cost-basis perspective than using our Products. In our currently-approved indications, if current or future competitors develop a product that proves to be superior or comparable to our Products, our revenues may decline. In addition, some of our competitors may compete by lowering the price of their cancer treatments. If these competitors’ products were to gain acceptance by healthcare professionals, patients or third-party payers, a downward pressure on prices could result. If prices were to fall, we may not be able to improve our gross margins or sales growth sufficiently to be sustainably profitable. For future indications, other companies could view us as a competitor and attempt to block our market entry or otherwise hinder our Product growth in a market. We are aware of third parties in the United States and China developing devices and filing for intellectual property protection related to TTFields, which, if approved, may directly compete with our Products. Competitors could also pursue lawsuits to invalidate our patents or develop alternative technologies for the application of TTFields into a patient that we did not foresee or protect.
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
Global economic, political, industry and environmental conditions constantly change and unfavorable conditions may have a material adverse effect on our business and results of operations.
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
In particular, we have research facilities located in Israel, and certain key suppliers manufacture their goods in Israel. Due to the high-conflict nature of this area, Israel is subject to additional political, economic and military confines, which could result in a material adverse effect on our operations. Parties with whom we do business have sometimes declined to travel to Israel during periods of heightened unrest or tension, forcing us to make alternative arrangements when necessary. In addition, the political and security situation in Israel may result in parties with whom we have agreements involving performance in Israel being unable perform their obligations, due to transportation and other disruptions, and/or claiming that they are not obligated to perform their commitments under those agreements pursuant to force majeure provisions in the agreements.
Additionally, natural disasters and public health emergencies, such as extreme weather events and pandemics, such as seen with COVID-19,, could have a significant adverse effect on our business, including interruption of our commercial and clinical operations, supply chain disruption, endangerment of our personnel, fewer prescriptions written, fewer patient visits, increased patient drop-out rates, delays in recruitment of new patients, and other delays or losses of materials and results.
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

We cannot be certain if or when the FDA, comparable regulatory agencies in other jurisdictions or our notified body might request additional or modified studies on our Products, under what conditions such studies might be requested, or the required size or length of any such studies. The data collected from our clinical studies may not be sufficient to support regulatory approval in the U.S., Japan and other countries or to obtain a CE Certificate in the EU for our various future device candidates. Even if we believe the data collected from our clinical studies are sufficient, the FDA and comparable regulatory bodies in other jurisdictions have substantial discretion in the assessment and approval or conformity assessment processes and may disagree with our interpretation of the data. Our failure to adequately demonstrate the safety and efficacy of any of our device candidates would delay or prevent regulatory approval in the U.S., Japan and other countries or delay or prevent a CE Certificate in the EU (and therefore be unable to affix the CE mark) for our device candidates, which could prevent us from being sustainably profitable. In addition, any change in the laws or regulations that govern the clearance and approval processes relating to our current and future devices could make it more difficult and costly to obtain clearance or approval for new devices, or to produce, market and distribute our Products. Delays in receiving clearance or approval may result from these factors and others outside of our control, such as reductions in budgets to these agencies, staffing cuts and shifting priorities within these agencies. Significant delays in receiving clearance or approval, or the failure to receive clearance or approval for our new devices would have an adverse effect on our ability to expand our business.
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
In the European Economic Area (“EEA”), we are required to obtain a CE Certificate and to affix a CE mark to our Products. In the EEA, our devices must be subject to conformity assessment procedure involving an EEA notified body, a private organization accredited by an EEA member state to conduct conformity assessment procedures under the MDR. The notified body typically audits and examines the device’s technical documentation, including the clinical evaluation, and the quality system for the manufacture, design and final inspection of our devices before issuing a CE Certificate demonstrating compliance with the relevant requirements or the quality system requirements laid down in the relevant Annexes to the MDR. The MDR became active on May 26, 2021 and replaced Council Directive 93/42/EEC concerning medical devices (“MDD”) with transitional provisions for "legacy" devices under the MDD. The MDR introduced significant changes to the regulatory framework for medical devices in the EU, including new, stricter requirements that we must comply with in order to obtain CE Certificates for new product candidates, and to renew the CE Certificates for our "legacy" MDD-Products when they expire or by December 31, 2027 or 2028, depending on device class, whichever occurs first. These changes may prevent or delay the CE Certification of our device candidates or impact our ability to modify our Products on a timely basis. In particular, the delay in the publication of key MDR guidance documents at EU level and the limited availability of qualified notified bodies might affect our ability to timely comply and demonstrate such compliance with the new requirements or delay the MDR CE Certification of our device candidates. Further, as a result of the implementation of the MDR, our notified body (as well as many other notified bodies throughout the EEA) has suffered a significant backlog in issuing CE Certificate renewals. In the UK, our Products are regulated under the UK Regulations. There can be no assurance that the UK Regulations will be interpreted by UK regulators in the same manner as the MDR from which the UK Regulations are based, which may prevent or delay the UK CE certification of our device candidates or impact our ability to modify our Products on a timely basis
We may choose to, or may be required to, suspend, repeat or terminate our clinical studies if they are not conducted in accordance with regulatory requirements, the results are negative or inconclusive or the studies are not well designed.
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
Governmental authorities in the U.S., EU member states, the UK, Switzerland, Israel, Japan, and other jurisdictions are increasingly active in their goal of reducing public spending on healthcare. We cannot, therefore, guarantee that the treatment of patients with our Products would be reimbursed in any particular country or, if successfully included on reimbursement lists, whether we will remain on such lists at a reasonable price.
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
We market and sell our Products, and expect to market and sell future Products, subject to extensive regulation by the FDA and numerous other federal, state and governmental authorities in other jurisdictions. These regulations are broad and relate to, among other things, the conduct of preclinical and clinical studies, product design, development, manufacturing, labeling, testing, product storage and shipping, premarket clearance and approval, conformity assessment procedures, premarket clearance and approval of modifications introduced in marketed products, post-market surveillance and monitoring, reporting of adverse events and incidents, pricing and reimbursement, interactions with healthcare professionals, interactions with patients, information security, advertising and promotion and product sales and distribution. Although we have received FDA approval to market Optune Gio in the U.S. for the treatment of adult patients with newly diagnosed GBM (together with temozolomide) and recurrent GBM and approval to market Optune Lua for adults with metastatic NSCLC who have progressed on or after a platinum-based regimen, together with docetaxel or ICI, and in patients with MPM, we will require additional FDA approval to market our Products for other indications. We may be required to obtain approval of a new PMA, HDE or PMA/HDE supplement application for modifications made to our Products. This approval process is costly and uncertain, and it could take one to three years, or longer, from the time the application is filed with the FDA. We may make modifications in the future that we believe do not or will not require additional approvals, such as the introduction of software products that we have assessed as not subject to FDA regulation and that are intended for use by users of our Products. If the FDA disagrees, and requires new PMAs, HDEs, or PMA/HDE supplements for the modifications, we may be required to recall and to stop marketing the modified versions of our Products.
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
Medical devices may be marketed only for the indications for which they are approved. Our promotional materials and training materials must comply with FDA regulations and other applicable laws and regulations governing the promotion of our Products in the U.S. and other jurisdictions. Currently, Optune Gio is approved for treatment of adult patients with newly diagnosed GBM (together with temozolomide) and recurrent GBM in the U.S. and is approved for treatment of adult patients with GBM in Japan. In the EU and Switzerland, we have CE marked Optune Gio for the treatment of newly diagnosed GBM (together with temozolomide), recurrent GBM, and advanced NSCLC (together with standard-of-care chemotherapy). Optune Gio is also approved in Israel and in Australia for the treatment of recurrent GBM and newly diagnosed GBM (together with temozolomide). Optune Lua is approved in the U.S for adults with metastatic NSCLC who have progressed on or after a platinum-based regimen, together with docetaxel or ICI. Optune Lua is also approved in the U.S., the EU and Switzerland for the treatment of unresectable, locally advanced or metastatic MPM.
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
We pay taxes, including tariffs, in multiple jurisdictions and adverse determinations by taxing or other governmental authorities or changes in tax laws, rates or our status under which tax jurisdictions apply to us could increase our tax burden or otherwise affect our financial condition or results of operations, as well as subject our shareholders to additional taxes.
The amount of taxes we pay is subject to a variety of tax and customs laws in the various jurisdictions in which we and our subsidiaries are organized and operate. Our domestic and international tax and tariff liabilities are dependent on the location of goods or earnings among these various jurisdictions. Such liabilities could be affected by changes in tax or other laws, treaties, and regulations, as well as the interpretation or enforcement thereof by tax, customs or other governmental entities in any relevant jurisdiction. The amount we pay in tax and tariffs to any particular jurisdiction depends, in part, on the correct interpretation of the relevant laws in such jurisdiction, and we have made a number of determinations as to the effect of such laws in our particular circumstances. In some cases, the determinations we have made as to the effect of the laws in a particular jurisdiction depend on the continuing effectiveness of administrative rulings we have received from the authorities in that jurisdiction, while in other cases, our determinations are based on the reasoned judgment of our advisors. Although we believe that we are in compliance with the administrative rulings we have received, that the assumptions made by our advisors in rendering their advice remain correct, and that as a result we are in compliance with applicable tax and customs laws in the jurisdictions where we and our subsidiaries are organized and operate, an appropriate authority in any such jurisdiction may challenge our interpretation of those laws and assess us or any of our subsidiaries with additional taxes, tariffs, penalties, fees and interest.
Additionally, from time to time, proposals can be made and legislation can be introduced to change the tax and other laws, regulations or interpretations thereof (possibly with retroactive effect) of various jurisdictions or limit treaty benefits that, if enacted, could materially increase our tax and tariff burden, increase our effective tax rate or otherwise have a material adverse impact on our financial condition and results of operations. For example, the Organization for Economic Cooperation and Development (OECD) has secured agreements from many countries to fundamentally rewrite international tax rules and create a minimum global tax, which could impact the amount of tax we will pay in the future. We also cannot predict the effect on our tax and tariff burden, if any, of the imposition of new or increased tariffs by one country and the response of other countries that retaliate in response. It is possible that these changes could adversely affect our business. While we monitor proposals and other developments that would materially impact our tax and tariff burden and effective tax rate and investigate our options accordingly, we could still be subject to increased taxation on a going forward and retroactive basis no matter what action we undertake if certain legislative proposals or regulatory changes are enacted, certain treaties are amended and/or our interpretation of applicable tax or other laws is challenged and determined to be incorrect. Any alternative interpretations of applicable tax and other laws asserted by an authority or changes in tax and customs laws, regulations or accounting principles that limit our ability to take advantage of treaties between jurisdictions, modify or eliminate the deductibility of various currently deductible payments, increase the tax and tariff burden of operating or being resident in a particular country, result in transfer pricing adjustments or otherwise require the payment of additional taxes or levies, may have a material adverse effect on our cash flows, financial condition and results of operations. The termination or revision of any of our rulings or indirect exemptions that we have or may have in the future may have a material adverse effect on our cash flows, financial condition and results of operations.
We are affected by and subject to environmental laws and regulations that could be costly to comply with or that may result in costly liabilities.
We are subject to environmental laws and regulations, including those that impose various environmental controls on the manufacturing, transportation, storage, use and disposal of batteries and chemicals and other materials used in, and hazardous waste produced by, the manufacturing of our Products. We incur and expect to continue to incur costs to comply with these environmental laws and regulations. Additional or modified environmental laws and regulations, including those relating to the manufacture, transportation, storage, use and disposal of materials used to manufacture our Products or restricting disposal or transportation of batteries, may be imposed that may result in higher costs. For example, our products contain per- and polyfluoroalkyl substances (PFAS), and we may be subject to reporting laws or regulations for products containing these substances, such as the Federal Toxic Substances Control Act (TCSA) of 1976 in the U.S.
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
Our existing and future patent portfolio also is vulnerable to legal challenges worldwide. The standards that courts use to interpret patents are not always applied predictably or uniformly and can change from country to country, particularly as new technologies develop. As a result of the uncertainties of patent law in general, we cannot predict how much protection, if any, will be given to our patents when we attempt to enforce them and they are challenged in court. Any attempt to enforce our intellectual property rights may also be time-consuming and costly, may divert the attention of management from our business, may ultimately be unsuccessful or may result in a remedy that is not commercially valuable. Such attempts often provoke third parties to assert claims against us or result in our intellectual property being narrowed in scope or declared to be invalid or unenforceable.
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
We have borrowed a significant amount of debt and have the ability to borrow additional debt in the future, which could adversely affect our financial condition and results of operations and our ability to react and make changes to our business.
On November 5, 2020, we issued $575 million of 0% Convertible Senior Notes due 2025 (the “Convertible Notes”). The Convertible Notes are senior unsecured obligations. The Convertible Notes do not bear regular interest, and mature on November 1, 2025, unless earlier repurchased, redeemed or converted. The Notes are not redeemable prior to November 6, 2023 and are convertible into a combination of cash and ordinary shares on or after August 1, 2025, or earlier upon certain events. The Convertible Notes are due in full in November 2025.
We are also party to a five-year senior secured credit facility of up to $400.0 million (the "Facility") among Novocure Luxembourg S.a.r.l., our wholly-owned subsidiary, and BPCR Limited Partnership and BioPharma Credit Investments V (Master) LP (collectively, the "Lenders"), BioPharma Credit PLC, as collateral agent for the Lenders, and other of our subsidiaries that are guarantors to such agreement. As of December 31, 2024, we have borrowed

$100.0 million under the Facility, and we are required to draw down an additional $100.0 million no later than September 30, 2025.
The Facility contains usual and customary restrictive covenants relating to the operation of our business, including restrictions on our ability:
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
While the Convertible Notes do not accrue interest, our ability to service the Facility indebtedness and incur and service indebtedness in the future could be impacted by interest and currency rate fluctuations.
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
We have not encountered any incidents from cybersecurity threats to date, including as a result of any previous cybersecurity incidents, that have materially affected, or are reasonably likely to materially affect, our business strategy, results of operations, or financial condition.

ITEM 2.  PROPERTIES
Our global headquarters and operating center is located in Baar, Switzerland, our U.S. flagship location and our operating center/warehouse are located in Portsmouth, New Hampshire, and our research and development operations are located in Haifa, Israel, all of which are leased, except for the U.S. flagship location, which we purchased in 2021 and became operational in 2024. We also lease additional office and warehouse space across North America, Europe, Israel and Japan. We believe that our current facilities are adequate for our present purposes, but we may need additional space as we continue to grow and expand our operations. We believe that suitable additional or alternative office, laboratory, and manufacturing space would be available as required in the future on commercially reasonable terms.
ITEM 3.  LEGAL PROCEEDINGS
In June 2023, a putative class action lawsuit was filed against the Company, its Executive Chairman and its former Chief Executive Officer. The complaint, later amended to add our former Chief Financial Officer as a defendant, purports to be brought on behalf of a class of persons and/or entities who purchased or otherwise acquired ordinary shares of the Company from January 5, 2023 through June 5, 2023, and alleges material misstatements and/or omissions in the Company’s public statements with respect to the results from its Phase 3 LUNAR clinical trial. The Company believes that the action is without merit and plans to defend the lawsuit vigorously.
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

Name	Age	Position
Ashley Cordova	46	Chief Executive Officer
William Doyle	62	Executive Chairman and Director
Barak Ben-Arye	49	General Counsel
Christoph Brackmann	51	Chief Financial Officer
Francis Leonard	45	Executive Vice President, President Novocure Oncology
Nicolas Leupin	51	Chief Medical Officer
Mukund Paravasthu	55	Chief Operating Officer
Michael Puri	55	Chief Human Resources Officer
Uri Weinberg	47	Chief Innovation Officer
Ashley Cordova has been our Chief Executive Officer since January 1, 2025. From September 2020 to December 2024, Ms. Cordova served as our Chief Financial Officer and from October 2018 to August 2020, she served as our Senior Vice President, Finance and Investor Relations. Ms. Cordova joined us in June 2014 as Director of Global Treasury. In March 2015, she became our Senior Director, Investor Relations and Global Treasury, and in July 2016, she became our Vice President, Finance and Investor Relations. Prior to joining us, Ms. Cordova served in various financial roles at Zoetis Inc. from 2012 to 2014 and Pfizer Inc. from 2005 to 2012. Ms. Cordova graduated with a bachelor’s degree in Music and Business from Furman University, and earned her International Master of Business Administration from the University of South Carolina.
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
Christoph Brackmann has been our Chief Financial Officer since January 1, 2025. Mr. Brackmann joined us as a Special Advisor to the Chief Financial Officer in October 2024. Prior to joining Novocure, Mr. Brackmann served as the Senior Vice President of Finance at Moderna Inc. from October 2019 to June 2024. Mr. Brackmann earned his Master of Business Administration from the SDA Bocconi School of Management, Milan in 2003 and holds a bachelors degree in Business and Economics from the University of Mannheim.
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
Nicolas Leupin, M.D., Ph.D., has served as our Chief Medical Officer since January 2024. Dr. Leupin previously served as Chief Medical Officer of Molecular Partners AG since August 2019. Prior to that Dr. Leupin served as Chief Medical Officer of argenx from 2016. Dr. Leupin holds an M.D. from the University of Bern, an M.B.A. from Jones International University and a Ph.D. from the Université Bourgogne-Franche-Comté.
Mukund Paravasthu has been our Chief Operating Officer since October 2024. Mr. Paravasthu previously served as Novocure’s Senior Vice President of Product Development beginning in April 2022. Mr. Paravasthu joined us in May 2020 as Vice President of Product Development. Before joining Novocure, Mr. Paravasthu held several leadership roles at Johnson & Johnson’s orthopedic franchise, DePuy Synthes, from 2007. Mr. Paravasthu holds a Master’s degree in Electrical Engineering from the University of Oklahoma and a Bachelors in Electrical and Electronics Engineering from Annamalai University, India.
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
Holders of Ordinary Shares
As of February 21, 2025, there were 17 holders of record of our ordinary shares. On February 21, 2025, the last reported sale price of our ordinary shares on the NASDAQ Global Select Market was $22.09 per share.
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
The graph below matches our cumulative 5-Year total shareholder return on our ordinary shares with the cumulative total returns of the Russell 2000 index and the Nasdaq Biotechnology index. The graph tracks the performance of a $100 investment in our ordinary shares and in each index (with the reinvestment of all dividends) from December 31, 2019 to December 31, 2024. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends; however, no dividends have been declared on our ordinary shares to date. The shareholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

	12/19	12/20	12/21	12/22	12/23	12/24
NovoCure Ltd	100.00	205.34	89.09	87.04	17.72	35.36
Russell 2000	100.00	119.96	137.74	109.59	128.14	142.93
NASDAQ Biotechnology	100.00	126.42	126.45	113.65	118.87	118.20
Recent Sales of Unregistered Securities
Not applicable
Issuer Purchases of Equity Securities
Not applicable.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table gives information about our ordinary shares that may be issued upon the exercise of stock options and vesting of restricted stock units, as applicable, under all of our existing equity compensation plans as of December 31, 2024, including the 2003 Share Option Plan (the "2003 Plan"), the 2013 Share Option Plan (the "2013 Plan"), the 2015 Omnibus Incentive Plan (the "2015 Plan"), the 2024 Omnibus Incentive Plan and the Employee Share Purchase Plan (the "ESPP"). Each of the 2003 Plan, the 2013 Plan, the 2015 Plan, the 2024 Plan and the ESPP has been approved by the Company’s shareholders.
Equity Compensation Plan Information

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance (Excludes Securities Reflected in Column (a))
Equity compensation plans approved by shareholders	23,381,983	$15.20	17,210,661
Equity compensation plans not approved by shareholders	—	—	—
Total	23,381,983	$15.20	17,210,661
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

The following table summarizes our research, development and clinical study expenses by program for the years ended December 31, 2024, 2023 and 2022:

	Year ended December 31,
U.S. dollars in thousands	2024	2023	2022
Preclinical and basic research	$18,827	$18,936	$16,922
Clinical development programs:
LUNAR	1,842	6,846	6,905
LUNAR - 2	14,645	2,999	—
INNOVATE - 3	184	7,810	9,494
METIS	5,399	5,758	8,480
PANOVA - 3	9,535	18,243	22,185
KEYNOTE D58	5,651	241	—
TRIDENT	18,369	20,348	12,162
Other clinical studies	13,375	6,960	5,524
Clinical administration	19,858	25,363	22,690
Product development	18,519	18,219	15,323
Clinical affairs	7,023	15,935	19,891
Other research and development costs (1)	43,702	43,577	35,719
Share based compensation	32,716	31,827	30,790
Research, development and clinical studies	$209,645	$223,062	$206,085
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
Sales and marketing
Sales and marketing expenses consist primarily of personnel costs, travel, marketing and promotional activities, medical education, market access, commercial shipping and facilities costs. Over the next few years, we expect to continue to make significant expenditures associated with selling and marketing our Products, primarily in connection with continued commercialization in North America, the EU and Japan for the treatment of our approved indications. We will continue to prioritize launch readiness, including field-based commercial and field-based medical team hiring, for the anticipated approval of TTFields therapy for the treatment of metastatic non-small cell lung cancer outside the United States and for future new indications around the world.
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
Share-based compensation
Under the FASB's ASC 718, Compensation-Stock Compensation, we measure and recognize compensation expense for share options granted to our employees and directors and for our ESPP based on the fair value of the awards on the date of grant. The fair value of share options is estimated at the date of grant using the Black-Scholes option pricing model and for market condition awards we also use the Monte-Carlo simulation model. Both models requires management to apply judgment and make estimates, which include the following. The computation of expected volatility is based on the historical volatility of our shares. The expected term of options granted is calculated using our historical and future exercise behavior. Historically, we have not paid dividends and have no foreseeable plans to pay dividends. Therefore, we use an expected dividend yield of zero in the option pricing model. The risk-free interest rate is based on the yield of U.S. treasury bonds with equivalent terms.
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
The table below summarizes the assumptions that were used to estimate the fair value of the options granted to employees during the periods presented:

	Year ended December 31,
	2024	2023	2022
Expected term (years)	5.50-5.73	5.50-6.00	5.33-5.83
Expected volatility	71%-73%	63%-70%	60%-62%
Risk-free interest rate	3.88%-4.43%	3.48%-4.79%	1.58%-4.23%
Dividend yield	0.00%	0.00%	0.00%
If any of the assumptions used in the Black-Scholes option pricing model change significantly, share-based compensation for future awards may differ materially from the awards granted previously.
So long as our ordinary shares are publicly traded in a liquid market, we will rely on the daily trading price of our ordinary shares when we estimate the fair value of options granted.
We incurred share-based compensation expense of $160.0 million, $115.6 million and $107.0 million during the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, we have unrecognized compensation expense of $119.6 million, which is expected to be recognized over a weighted average period of approximately 1.59 years. We expect to continue to grant equity awards in the future, and to the extent that we do, our recognized share-based compensation expense will likely increase. For additional information, see Note 15 to the Consolidated Financial Statements.
Long-lived assets
Field equipment is stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful life of the relevant asset. We make estimates of the useful life of our field equipment, based on similar assets purchased in the past and our historical experience with such similar assets, in order to determine the depreciation expense to be recorded for each reporting period.
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
For additional information, see Note 14 to the Consolidated Financial Statements.
Results of operations
The following discussion provides an analysis of our results of operations and reasons for material changes therein for 2024 as compared to 2023. See "Results of Operations" in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 2023 Annual Report on Form 10-K, filed with the SEC on February 22, 2024, for an analysis of the 2023 results as compared to 2022.

The following table sets forth our consolidated statements of operations data:

	Year ended December 31,
U.S. dollars in thousands, except share and per share data	2024	2023	2022
Net revenues	$605,220	$509,338	$537,840
Cost of revenues	137,181	128,280	114,867
Gross profit	468,039	381,058	422,973
Operating costs and expenses:
Research, development and clinical studies	209,645	223,062	206,085
Sales and marketing	239,063	226,809	173,658
General and administrative	189,827	164,057	132,753
Total operating costs and expenses	638,535	613,928	512,496
Operating income (loss)	(170,496)	(232,870)	(89,523)
Financial (expenses) income, net	39,334	41,130	7,677
Income (loss) before income tax	(131,162)	(191,740)	(81,846)
Income tax	37,465	15,303	10,688
Net income (loss)	$(168,627)	$(207,043)	$(92,534)

Basic and diluted net income (loss) per ordinary share	$(1.56)	$(1.95)	$(0.88)

Weighted average number of ordinary shares used in computing basic and diluted net income (loss) per share	107,834,368	106,391,178	104,660,476
The following table details the share-based compensation expense included in costs and expenses:

	Year ended December 31,
U.S. dollars in thousands	2024	2023	2022
Cost of revenues	$6,873	$6,587	$4,690
Research, development and clinical studies	32,716	31,827	30,790
Sales and marketing	43,097	35,968	28,826
General and administrative	77,349	41,226	42,649
Total share-based compensation expense	$160,035	$115,608	$106,955
Key performance indicators
We believe certain commercial operating statistics are useful to investors in evaluating our commercial business as they help investors evaluate and compare the adoption of our Products from period to period. The number of active patients on therapy is our principal revenue driver. An "active patient" is a patient who is receiving treatment under a commercial prescription order as of the measurement date, including patients who may be on a temporary break from treatment and who plan to resume treatment in less than 60 days. Prescriptions are a leading indicator of demand. A "prescription received" is a commercial order for Optune Gio or Optune Lua that is received from a physician certified to treat patients with our Products for a patient not previously on Optune Gio or Optune Lua. Orders to renew or extend treatment are not included in this total. The following tables include certain commercial operating statistics for and as of the end of the periods presented.

The following table includes certain commercial operating statistics for and as of the end of the periods presented.

	December 31,
Operating statistics	2024			2023				2022
	CNS	Lung	Total	CNS		Lung	Total	CNS	Lung	Total
Active patients at period end (1)
United States	2,161	31	2,192	2,145		17	2,162	2,158	6	2,164
International markets:
Germany	564	11	575	520	520	5	525	466	1	467
France	426	—	426	262		—	262	—	—	—
Japan	420	—	420	375		—	375	369	—	369
Other international	506	7	513	431		—	431	430	—	430
International markets - Total	1,916	18	1,934	1,588		5	1,593	1,265	1	1,266

	4,077	49	4,126	3,733		22	3,755	3,423	7	3,430

	Year ended December 31,
	2024			2023			2022
	CNS	Lung	Total	CNS	Lung	Total	CNS	Lung	Total
Prescriptions received in period (2)
United States	3,757	80	3,837	3,863	49	3,912	3,758	32	3,790
International markets:
Germany	789	57	846	763	29	792	829	1	830
France	727	—	727	450	—	450	—	—	—
Japan	407	—	407	354	—	354	381	—	381
Other international	640	15	655	575	—	575	528	—	528
International markets - Total	2,563	72	2,635	2,142	29	2,171	1,738	1	1,739

	6,320	152	6,472	6,005	78	6,083	5,496	33	5,529
(1) Lung includes both active patients in NSCLC and MPM. Worldwide, there were 29, 22 and 7 active MPM patients on therapy as of December 31, 2024, 2023 and 2022 and 20 active NSCLC patients on therapy as of December 31, 2024.
(2) Lung includes both prescriptions for NSCLC and MPM. Worldwide, 98, 78 and 33 MPM prescriptions were received in the years ended December 31, 2024, 2023 and 2022 and 54 NSCLC prescriptions were received in the year ended December 31, 2024.

Year ended December 31, 2024 compared to year ended December 31, 2023

	Year ended December 31,
	2024	2023	Change	% Change
Net revenues	$605,220	$509,338	$95,882	19%
Net revenues. Net revenues increased by $95.9 million, or 19%, to $605.2 million for the year ended December 31, 2024 from $509.3 million for the year ended December 31, 2023. The growth in net revenues was primarily driven by an increase of $44.0 million from our successful launch in France and an increase of $42.1 million of net revenues in the U.S. due to improved approval rates. The improved approval rates in the U.S. includes $22.3 million of increased net revenue from prior period claims during the year, primarily from 2023.

	Year ended December 31,
	2024	2023	Change	% Change
Cost of revenues	$137,181	$128,280	$8,901	7%
Cost of revenues. Our cost of revenues were $137.2 million for the year ended December 31, 2024, an increase of $8.9 million, or 7%, from $128.3 million for the year ended December 31, 2023, primarily due to 10% growth in active patients and partially offset by lower shipments to Zai. Excluding sales to Zai, cost of revenues per active patient per month were $2,683 for the year ended December 31, 2024 compared to $2,714 for the year ended December 31, 2023.
Cost of revenues per active patient is calculated by dividing the cost of revenues for the year less product sales to Zai for the year by the average of the active patients at the end of the each quarter in the current year and the end of the year active patients from the prior year. This annual figure is then divided by twelve to estimate the monthly cost of revenues per active patient. Sales to Zai are deducted because they are made at burdened cost and in anticipation of future royalties from Zai, and Zai patient counts are not included in our active patient population. Product's cost sold to Zai totaled $9.7 million for the year ended December 31, 2024 compared to $12.0 million for the year ended December 31, 2023.
Gross margin was 77% for the year ended December 31, 2024 and 75% for the year ended December 31, 2023. The improvement in gross margin is due to the increase in net revenue per patient primarily attributed to our improved approval rates in the U.S. and successful launch in France. We expect that our gross margins will be impacted by current and future product enhancements, such as the launch of our new arrays in the U.S., our launch of NSCLC and changes in the tariff environment. Our current analysis of the global tariff environment leads us to believe there should not be a material impact to margins in the short-term and we are actively working to mitigate any potential impacts in the medium to long-term. The tariff environment is changing rapidly, and we cannot be assured that we will not ultimately be negatively impacted by these changes. We continue to focus on opportunities to increase efficiencies and scale within our supply chain. This focus includes evaluating new materials, manufacturers, structures and processes that could lead to lower costs.

	Year ended December 31,
	2024	2023	Change	% Change
Operating expenses:
Research, development and clinical studies	$209,645	$223,062	$(13,417)	(6)%
Sales and marketing	239,063	226,809	12,254	5%
General and administrative	189,827	164,057	25,770	16%
Total operating expenses	$638,535	$613,928	$24,607	4%

Research, development and clinical studies expenses. Research, development and clinical studies expenses decreased by $13.4 million, or 6%, to $209.6 million for the year ended December 31, 2024 from $223.1 million for the year ended December 31, 2023. The change was primarily due to a decrease in personnel expenses.
Total research and development expenses can fluctuate period-to-period dependent upon the amount of clinical research organization services delivered, clinical materials procured and the number of trials actively underway within a given period.
Sales and marketing expenses. Sales and marketing expenses increased by $12.3 million, or 5%, to $239.1 million for the year ended December 31, 2024 from $226.8 million for the year ended December 31, 2023. The change was primarily due to an increase of $22.0 million in costs related to a sales force expansion for NSCLC, partially offset by a $10.1 million reduction in marketing expenses.
General and administrative expenses. General and administrative expenses increased by $25.8 million, or 16%, to $189.8 million for the year ended December 31, 2024 from $164.1 million for the year ended December 31, 2023. The change was primarily due to a $36.1 million increase in shared-based compensation expenses mostly related to the indication approval for NSCLC, partially offset by $10.3 million lower personnel costs and professional services costs.

	Year ended December 31,
	2024	2023	Change	% Change
Financial (expenses) income, net	$39,334	$41,130	$(1,796)	(4)%
Financial (expenses) income, net. Financial income, net, decreased by $1.8 million, or 4%, to $39.3 million income for the year ended December 31, 2024 from $41.1 million income for the year ended December 31, 2023. The decrease was primarily driven by interest expenses of $7.7 million related to the senior secured credit facility, an increase in interest income of $4.9 million from our investments and a gain from the purchase of convertible notes by $1.0 million.

	Year ended December 31,
	2024	2023	Change	% Change
Income tax	$37,465	$15,303	$22,162	145%
Income taxes. Income tax expenses increased by $22.2 million, or 145%, resulting in a tax expense of $37.5 million for the year ended December 31, 2024 compared to a tax expense of $15.3 million for the year ended December 31, 2023. The change is primarily due to a $14.3 million decrease in tax benefits from share-based compensation, $10.6 million resulting from the utilization of tax credits in 2023 related to prior years and a change in the mix of applicable statutory tax rates.
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

	Year ended December 31,
	2024	2023	2022
Net income (loss)	$(168,627)	$(207,043)	$(92,534)
Add: Income tax	37,465	15,303	10,688
Add: Financial expenses (income), net	(39,334)	(41,130)	(7,677)
Add: Depreciation and amortization	11,235	10,969	10,624
EBITDA	$(159,261)	$(221,901)	$(78,899)
Add: Share-based compensation	160,035	115,608	106,955
Adjusted EBITDA	$774	$(106,293)	$28,056
Adjusted EBITDA increased by $107.1 million, or 101%, to $0.8 million for the year ended December 31, 2024 from $(106.3) million for the year ended December 31, 2023. This increase was primarily driven by revenue growth from improved approval rates in the U.S. and a successful launch in France. The revenue increase drove a $87.0 million increase in gross profit. Actions taken during the November 2023 restructuring and a heightened focus on operational efficiencies reduced total operating expenses, excluding share-based compensation, by $19.5 million year-over-year. We intend to take actions that prioritize growth and maintain financial health as we position our company for future profitability.

Liquidity and capital resources
We have incurred significant losses and cumulative negative cash flows from operations with only limited and intermittent operating profits since our founding in 2000. As of December 31, 2024, we had an accumulated deficit of $1,154.1 million. To date, we primarily have financed our operations through the issuance and sale of equity and the proceeds from long-term loans.
At December 31, 2024, we had $163.8 million in cash and cash equivalents and $796.1 million in short-term investments. At December 31, 2024, our cash, cash equivalents and short-term investments totaled $959.9 million, an increase of $49.3 million compared to $910.6 million at December 31, 2023. The increase was primarily due to net cash provided by financing activities.
We believe our cash, cash equivalents and short-term investments as of December 31, 2024 are sufficient for our operations for at least the next 12 months based on our existing business plan and our ability to control the timing of significant expense commitments. We expect that our research, development and clinical expenses, sales and marketing expenses and general and administrative expenses will continue to increase over the next several years and may outpace our gross profit. As a result, we may need to raise additional capital to fund our operations.
The following summary of our cash flows for the periods indicated has been derived from our consolidated financial statements, which are included elsewhere in this Annual Report:

	Year ended December 31,
U.S. dollars in thousands	2024	2023	2022
Net cash provided by (used in) operating activities	$(26,369)	$(73,336)	$30,788
Net cash provided by (used in) investing activities	(140,242)	184,148	(139,957)
Net cash provided by (used in) financing activities	90,315	15,787	15,491
Effect of exchange rate changes on cash and cash equivalents	(174)	131	(97)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(76,470)	$126,730	$(93,775)
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
Net cash used in operating activities was $26.4 million for the year ended December 31, 2024 compared to $73.3 million used in operating activities for the year ended December 31, 2023 a decrease of net cash used in operating activities by $47.0 million. The decrease in net cash used in operating activities was driven by an increase in gross profits of $86.9 million driven by a revenue increase of $95.9 million offset by an increase in costs of revenue of $8.9 million. Furthermore, the benefit of a higher gross profit was partially offset by increased expenses, primarily driven by a $38.0 million increase in sales, marketing, general and administrative expenses to enhance our capabilities in anticipation of potential future approvals of new indications and entry into potential new markets, offset by a $13.4 million decrease in research and development expenses. In addition the decrease in net cash used in operating activities was driven by an increase in tax expenses of $ 22.2 million, an increase in working capital of $40.0 million, driven by an increase in accounts receivable of $55.7 million offset by a decrease in inventories of $11.5 million, and an increase in share based compensation of $44.4 million.
Upcoming use of cash in operations will include payments in the normal course of business of $47.1 million in purchase obligations with certain of our suppliers, primarily for the purchase of Product components along with other commitments to purchase goods or services. These amounts include approximately $33.1 million of commitments with three major suppliers. We make such commitments through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. We also have employment agreements with certain employees that require the funding of a specific level of payments if certain events, such as a change in control or termination without cause, occur. In the course of normal business operations, we also have agreements with contract service providers to assist in the performance of our research and development (including clinical studies) and manufacturing activities. We could also enter into additional collaborative research, contract research, manufacturing and supplier agreements in the future, which may require up-front payments and even long-term commitments of cash.

Investing activities
Our investing activities primarily consist of capital expenditures to purchase property and equipment and field equipment, as well as investments in and redemptions of our short-term investments.
Net cash used in investing activities was $140.2 million for the year ended December 31, 2024 compared to net cash provided by investing activities of $184.1 million for the year ended December 31, 2023. The net cash used in investing activities for 2024 was primarily attributable to net purchase of $97.4 million from short-term investments, offset by $42.9 million invested in property and equipment. The net cash provided by investing activities for 2023 was primary attributable to $27.1 million in property and equipment and the net proceeds of $211.2 million in short-term investments.
Financing activities
To date, our primary financing activities have been the sale of equity and the proceeds from long-term loans.
Net cash provided by financing activities was $90.3 million for the year ended December 31, 2024 compared to $15.8 million for the year ended December 31, 2023. The net cash provided by financing activities for 2024 was primarily attributable to net proceeds of $96.9 million from the senior secured term loan credit facility offset by $12.9 million of early repayment of the convertible notes and $2.2 million in proceeds from the exercise of options and $4.1 million in proceeds from the issuance of shares pursuant to the ESPP. The net cash provided by financing activities for 2023 was primarily attributable to $11.4 million in proceeds from the exercise of options and $4.4 million in proceeds from the issuance of shares pursuant to the ESPP.
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
The Notes are senior unsecured obligations. The Notes do not bear regular interest, and the principal amount of the Notes will not accrete. Special interest, if any, payable in accordance with the terms of the Notes will be payable in cash semi-annually in arrears on May 1 and November 1 of each year, beginning on May 1, 2021. The Notes mature on November 1, 2025, unless earlier repurchased, redeemed or converted. In June 2024, we redeemed $14.1 million of Notes for cash consideration in financing activities of $12.9 million.
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
Senior Secured Term Loan Credit Facility
On May 1, 2024 Novocure Luxembourg S.a.r.l. ("Borrower"), our wholly-owned subsidiary, entered into a new five-year senior secured credit facility of up to $400.0 million (the "Facility") with BPCR Limited Partnership and BioPharma Credit Investments V (Master) LP (collectively, the "Lenders"), BioPharma Credit PLC, as collateral agent for the Lenders, and the guarantors party to such agreement (the "Loan Agreement"). The Facility may be drawn in up to four drawings. The Loan Agreement provides for an initial term loan in the principal amount of $100.0 million (the "Tranche A Loan"), which was funded to the Borrower on May 1, 2024 (the "Tranche A Funding Date"). Under the Loan Agreement, the Borrower is required to draw $100.0 million on the Facility on or before September 30, 2025 (the "Tranche B Loan"), subject to customary conditions precedent as set forth in the Loan Agreement. Not later than December 31, 2025, the Borrower has the option to draw an additional $100.0 million of the Facility (the "Tranche C Loan") if (i) (A) we have received positive results from our PANOVA-3 Phase 3 clinical trial (which we received) or (B) our trailing net revenues for the most recently completed four quarters as reported in our financial statements filed with the U.S. Securities and Exchange Commission ("Trailing Four Quarters of Net Revenue") are greater than $575.0 million and (ii) the Notes are extinguished in full and are no longer outstanding. Not later than March 31, 2026, the Borrower has the option to draw an additional $100.0 million of the Facility (the "Tranche D Loan") if (i) we receive an approval or clearance from the U.S. Food and Drug Administration for our Tumor Treating Fields device for a pancreatic cancer indication or (ii) Trailing Four Quarters of Net Revenue is greater than $625.0 million. The obligations under the Loan Agreement are guaranteed by certain of our subsidiaries and secured by a first lien on the Borrower's and certain of our other subsidiaries’ assets. Outstanding term loans under the Loan Agreement will bear interest at an annual rate equal to 6.25% plus the three-month SOFR (subject to a 3.25% floor), payable quarterly in arrears and calculated on the basis of actual days elapsed in a 360-day year. The Borrower must pay 2.5% of additional consideration on each principal draw, with payment for the Tranche A Loan and the Tranche B Loan paid on the Tranche A Funding Date, and payments for the Tranche C Loan and the Tranche D Loan on their respective funding dates. Principal under the Facility will be repaid in eight equal quarterly repayments commencing with the third quarter of 2027 and continuing each quarter thereafter, with the final payment of outstanding principal due on the fifth anniversary of the Tranche A Funding Date. Voluntary prepayment of all, but not less than all, of the term loans outstanding is permitted at any time, subject to make-whole and prepayment premiums as set forth in the Loan Agreement. Prepayment of all term loans outstanding, subject to make-whole and prepayment premiums, is due and payable upon a change-in-control as defined in the Loan Agreement. Make-whole and prepayment premiums are due and payable for the Tranche B Loans for any voluntary prepayment of the term loans outstanding, upon a change-in-control (as defined in the Loan Agreement), and upon any acceleration of the maturity date, in each case regardless of whether the Tranche B Loan is drawn. The Loan Agreement contains a financial covenant only if the Tranche C Loan and/or Tranche D Loan are funded, in which case we are required to maintain at least Trailing Four Quarters of Net Revenue of at least $500.0 million, calculated on a trailing twelve-month basis as of the end of each fiscal quarter, beginning with the first quarter of 2027 based on year-end 2026 audited financial statements.
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
Optune Gio is approved by the U.S. Food and Drug Administration ("FDA") under the Premarket Approval ("PMA") pathway for the treatment of adult patients with newly diagnosed glioblastoma ("GBM") together with temozolomide, a chemotherapy drug, and for adult patients with GBM following confirmed recurrence after chemotherapy as monotherapy treatment. We also have a CE certificate to market Optune Gio for the treatment of GBM in the European Union ("EU"), as well as approval or local registration in the United Kingdom ("UK"), Japan, Canada and certain other countries. Optune Lua is approved by the FDA under the PMA pathway for the treatment of adult patients with metastatic non-small cell lung cancer ("NSCLC") concurrent with PD-1/PD-L1 inhibitors or docetaxel following progression on or after a platinum-based regimen. Optune Lua is also approved under the Humanitarian Device Exemption ("HDE") pathway for the treatment of adult patients with malignant pleural mesothelioma or pleural mesothelioma (together, "MPM") together with standard chemotherapies. We have also received CE certification in the EU and approval or local registration to market Optune Lua in certain other countries for the treatment of MPM. We market Optune Gio and Optune Lua in multiple countries around the globe with the majority of our revenues coming from the use of Optune Gio in the U.S., Germany, France and Japan. We are actively evaluating opportunities to expand our international footprint.
In June 2024, we presented results from the Phase 3 METIS clinical trial evaluating the use of TTFields therapy and best supportive care for the treatment of adult patients with 1-10 brain metastases from NSCLC following stereotactic radiosurgery ("METIS"). The METIS trial met its primary endpoint, demonstrating a statistically significant improvement in time to intracranial progression for patients treated with TTFields therapy and supportive care compared to patients treated with supportive care alone.
In December 2024, we announced the top-line results from the Phase 3 PANOVA-3 clinical trial evaluating the use of TTFields therapy together with gemcitabine and nab-paclitaxel for the treatment of adult patients with unresectable, locally advanced pancreatic cancer ("PANOVA-3"). The PANOVA-3 trial met its primary endpoint, demonstrating a statistically significant improvement in overall survival for patients treated with TTFields therapy, gemcitabine and nab-paclitaxel compared to patients treated with gemcitabine and nab-paclitaxel alone. We intend to submit marketing applications to regulators in our key markets based on the results of the METIS and PANOVA-3 trials.
We believe the physical mechanisms of action behind TTFields therapy may be broadly applicable to solid tumor cancers. We have several ongoing clinical trials which further explore the use of TTFields therapy in these solid tumor cancers, including the Phase 3 TRIDENT and KEYNOTE D58 trials in GBM, Phase 3 LUNAR-2 and Phase 2 LUNAR-4 trials in NSCLC, and Phase 2 PANOVA-4 trial in pancreatic cancer. In December 2024, we discontinued our Phase 2 KEYNOTE B36 trial, which was to explore the use of TTFields therapy together with pembrolizumab for front-line treatment of locally advanced or metastatic NSCLC. We anticipate expanding our clinical pipeline over time to study the safety and efficacy of TTFields therapy for additional solid tumor indications and for use together with other cancer treatment modalities.
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
We view our operations and manage our business in one operating segment. Our net revenues were $605.2 million for the year ended December 31, 2024, $509.3 million for the year ended December 31, 2023 and $537.8 million for the year ended December 31, 2022. Our net loss was $168.6 million for the year ended December 31, 2024, net loss was $207.0 million for the year ended December 31, 2023 and net loss was $92.5 million for the year ended December 31, 2022. As of December 31, 2024, we had an accumulated deficit of $1,154.1 million.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to various market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes. There were no material quantitative changes in our market risk exposures between the year ended December 31, 2024 and the year ended December 31, 2023.
Interest rate sensitivity
Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. Our cash, cash equivalents and short-term investment accounts as of December 31, 2024 totaled $959.9 million and consist of cash, cash equivalents and short-term investments with maturities of less than one year from the date of purchase. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. We are subject to interest rate fluctuation exposure through our investment in money market instruments which bear a variable interest rate. However, because of portfolio diversification, the short-term nature of the instruments in our portfolio and our intent to hold non-money market instruments to maturity, a 10% change in market interest rates would not be expected to have a material impact on our financial condition or our results of operations. In addition, we have interest expense sensitivity in relation to our Senior Secured Term Loan Credit Facility (the "Facility"). Outstanding term loans under the Facility will bear interest at an annual rate equal to 6.25% plus the three-month floating SOFR (subject to a 3.25% floor). For additional information, see Note 10.b. to the Consolidated Financial Statements. A 10% change in SOFR would not be expected to have a material impact on our financial condition or our results of operations.
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

ITEM 8.  FINANCIAL STATEMENTS
NovoCure Limited

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of NovoCure Limited
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of NovoCure Limited and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2024 and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2025 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue recognition – Measuring variable consideration

Description of the Matter	As per the Company's consolidated statements of operations, the net revenues recognized during the fiscal year of 2024 amounted to a sum of $605 million, which included variable consideration estimates. As described in Note 2 to the consolidated financial statements, the transaction price is determined based on the consideration to which the Company will be entitled to in exchange for providing Optune solution. The company provides certain patients with implicit price concessions, which results in variable consideration.The Company adjusts the transaction price for estimated implicit price concessions to reflect the revenues which the Company expects to receive.

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

/s/ KOST FORER GABBAY & KASIERER
A Member of EY Global

We have served as the Company‘s auditor since 2003.

Tel-Aviv, Israel
February 27, 2025

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of NovoCure Limited
Opinion on Internal Control over Financial Reporting
We have audited NovoCure Limited and subsidiaries' internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO Criteria). In our opinion, NovoCure Limited and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss) changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2024 and the related notes, and our report dated February 27, 2025 expressed an unqualified opinion thereon.
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
/s/ KOST FORER GABBAY & KASIERER
A Member of EY Global
Tel-Aviv, Israel
February 27, 2025

NovoCure Limited and subsidiaries
Consolidated balance sheets

	December 31,
U.S. dollars in thousands	2024	2023
Assets
Current assets:
Cash and cash equivalents	$163,767	$240,821
Short-term investments	796,106	669,795
Restricted cash	2,327	1,743
Trade receivables, net	74,226	61,221
Receivables and prepaid expenses	35,063	22,677
Inventories	35,086	38,152
Total current assets	1,106,575	1,034,409
Long-term assets:
Property and equipment, net	77,660	51,479
Field equipment, net	14,811	11,384
Right-of-use assets	27,120	34,835
Other long-term assets	14,618	14,022
Total long-term assets	134,209	111,720
Total assets	$1,240,784	$1,146,129
The accompanying notes are an integral part of the consolidated financial statements.

NovoCure Limited and subsidiaries
Consolidated balance sheets

	December 31,
U.S. dollars in thousands, except share and per share data	2024	2023
Liabilities and shareholders’ equity
Current liabilities:
Convertible note	$558,160	$—
Trade payables	$105,086	$94,391
Other payables, lease liabilities and accrued expenses	93,130	84,724
Total current liabilities	756,376	179,115
Long-term liabilities:
Convertible note	—	568,822
Senior secured credit facility, net	97,300	—
Long term leases	19,971	27,420
Employee benefit liabilities	6,940	8,258
Other long-term liabilities	18	18
Total long-term liabilities	124,229	604,518
Total liabilities	880,605	783,633
Commitments and contingencies
Shareholders’ equity:
Share capital -
Ordinary shares - No par value, Unlimited shares authorized; Issued and outstanding: 108,516,819 shares and 107,075,754 shares at December 31, 2024 and December 31, 2023 respectively;	—	—
Additional paid-in capital	1,519,809	1,353,468
Accumulated other comprehensive income (loss)	(5,500)	(5,469)
Retained earnings (accumulated deficit)	(1,154,130)	(985,503)
Total shareholders’ equity	360,179	362,496
Total liabilities and shareholders’ equity	$1,240,784	$1,146,129

The accompanying notes are an integral part of the consolidated financial statements.

NovoCure Limited and subsidiaries
Consolidated statements of operations

	Year ended December 31,
U.S. dollars in thousands, except share and per share data	2024	2023	2022
Net revenues	$605,220	$509,338	$537,840
Cost of revenues	137,181	128,280	114,867
Gross profit	468,039	381,058	422,973

Operating costs and expenses:
Research, development and clinical studies	209,645	223,062	206,085
Sales and marketing	239,063	226,809	173,658
General and administrative	189,827	164,057	132,753
Total operating costs and expenses	638,535	613,928	512,496

Operating income (loss)	(170,496)	(232,870)	(89,523)
Financial (expenses) income, net	39,334	41,130	7,677

Income (loss) before income taxes	(131,162)	(191,740)	(81,846)
Income tax	37,465	15,303	10,688
Net income (loss)	$(168,627)	$(207,043)	$(92,534)

Basic and diluted net income (loss) per ordinary share	$(1.56)	$(1.95)	$(0.88)
Weighted average number of ordinary shares used in computing basic and diluted net income (loss) per share	107,834,368	106,391,178	104,660,476
The accompanying notes are an integral part of the consolidated financial statements.

NovoCure Limited and subsidiaries
Consolidated statements of comprehensive income (loss)

	Year ended December 31,
U.S. dollars in thousands	2024	2023	2022
Net income (loss)	$(168,627)	$(207,043)	$(92,534)
Other comprehensive income (loss), net of tax :
Change in foreign currency translation adjustments	(1,200)	1,473	1,425
Unrealized gain (loss) from debt securities	—	445	(445)
Pension benefit plan	1,169	(4,954)	(244)
Total comprehensive income (loss)	$(168,658)	$(210,079)	$(91,798)
The accompanying notes are an integral part of the consolidated financial statements.

NovoCure Limited and subsidiaries
Statements of changes in shareholders’ equity

	Ordinary shares
U.S. dollars in thousands, except share data	(Shares)	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings (accumulated deficit)	Total shareholders’ equity
Balance as of December 31, 2021	103,971,263	$1,099,589	$(3,169)	$(685,926)	$410,494

Share-based compensation	—	106,955	—	—	106,955
Exercise of options	991,884	10,295	—	—	10,295
Issuance of shares in connection with employee stock purchase plan	86,264	5,224	—	—	5,224
Other comprehensive income (loss) net of tax expense of $0	—	—	736	—	736
Net income (loss)	—	—	—	(92,534)	(92,534)
Balance as of December 31, 2022	105,049,411	1,222,063	(2,433)	(778,460)	441,170

Share-based compensation	—	115,608	—	—	115,608
Exercise of options	1,823,851	11,381	—	—	11,381
Issuance of shares in connection with employee stock purchase plan	202,492	4,416	—	—	4,416
Other comprehensive income (loss) net of tax expense of $0	—	—	(3,036)	—	(3,036)
Net income (loss)	—	—	—	(207,043)	(207,043)
Balance as of December 31, 2023	107,075,754	1,353,468	(5,469)	(985,503)	362,496

Share-based compensation	—	160,035	—	—	160,035
Exercise of options	1,129,280	2,156	—	—	2,156
Issuance of shares in connection with employee stock purchase plan	311,785	4,150	—	—	4,150
Other comprehensive income (loss), net of tax expense of $0	—	—	(31)	—	(31)
Net income (loss)	—	—	—	(168,627)	(168,627)
Balance as of December 31, 2024	108,516,819	$1,519,809	$(5,500)	$(1,154,130)	$360,179
The accompanying notes are an integral part of the consolidated financial statements.

NovoCure Limited and subsidiaries
Consolidated statements of cash flows

	Year ended December 31,
U.S. dollars in thousands	2024	2023	2022
Cash flows from operating activities:
Net income (loss)	$(168,627)	$(207,043)	$(92,534)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	11,235	10,969	10,624
Accrued interest	(651)	(95)	(2,216)
Asset write-downs and impairment of field equipment	1,159	493	955
Share-based compensation	160,035	115,608	106,955
Foreign currency remeasurement loss (gain)	(227)	161	(3,256)
Decrease (increase) in accounts receivables and prepaid expenses	(26,358)	29,414	2,547
Amortization of discount (premium)	(25,644)	(23,084)	(1,536)
Decrease (increase) in inventories	2,568	(8,919)	(4,342)
Decrease (increase) in other long-term assets	7,395	4,072	7,107
Increase (decrease) in accounts payables and accrued expenses	19,106	14,869	14,257
Increase (decrease) in other long-term liabilities	(6,360)	(9,781)	(7,773)
Net cash provided by (used in) operating activities	$(26,369)	$(73,336)	$30,788
Cash flows from investing activities:
Purchase of property, equipment and field equipment	(42,855)	(27,093)	(21,358)
Proceeds from maturity of short-term investments	778,000	1,214,982	1,179,289
Purchase of short-term investments	(875,387)	(1,003,741)	(1,297,888)
Net cash provided by (used in) investing activities	$(140,242)	$184,148	$(139,957)
The accompanying notes are an integral part of the consolidated financial statements.

NovoCure Limited and subsidiaries
Consolidated statements of cash flows

	Year ended December 31,
U.S. dollars in thousands	2024	2023	2022
Cash flows from financing activities:
Proceeds from issuance of shares, net	$4,150	$4,416	$5,224
Proceeds from senior secured credit facility, net	96,922	—	—
Repayment and redemption of long-term debt	(12,913)	(10)	(28)
Exercise of options	2,156	11,381	10,295
Net cash provided by (used in) financing activities	$90,315	$15,787	$15,491

Effect of exchange rate changes on cash, cash equivalents and restricted cash	$(174)	$131	$(97)

Increase (decrease) in cash, cash equivalents and restricted cash	(76,470)	126,730	(93,775)
Cash, cash equivalents and restricted cash at the beginning of the year	242,564	115,834	209,609
Cash, cash equivalents and restricted cash at the end of the year	$166,094	$242,564	$115,834

Supplemental cash flow activities:
Cash paid during the year for:
Income taxes paid (refunded), net	$23,463	$13,665	$5,480
Interest paid	$7,714	$6	$41
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$163,767	$240,821	$115,326
Restricted cash	$2,327	$1,743	$508
Total cash, cash equivalents and restricted cash	$166,094	$242,564	$115,834
Non-cash activities:
Right-of-use assets obtained in exchange for lease liabilities	$494	$18,063	$12,117
Purchase of property incurred but unpaid at period end	$1,619	$1,714	$—
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
a. Use of estimates:
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company evaluates on an ongoing basis its assumptions, including those related to contingencies, deferred taxes, tax liabilities, useful-life of field equipment, right-of-use assets and lease liabilities, pension liabilities, revenue, accrued expenses and share-based compensation costs. The Company’s management believes that the estimates, judgment and assumptions used are reasonable based upon information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities at the dates of the consolidated financial statements, and the reported amounts of net revenue and expenses during the reporting period. Actual results could differ from those estimates.
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
Held-to-maturity debt securities is stated at amortized cost, which is adjusted for amortization of premiums and accretion of discounts to maturity and any credit losses. Such amortization, interest or credit losses are included in the consolidated statement of operations as financial income or expenses, as appropriate.
Each reporting period, the Company evaluates whether declines in fair value below amortized cost are due to expected credit losses, as well as the Company’s ability and intent to hold the investment until a forecasted recovery occurs.
As of December 31, 2024 and 2023, all securities are classified as held-to-maturity since the Company has the intent and ability to hold the securities to maturity and, accordingly, debt securities are stated at amortized cost.
For the years ended December 31, 2024, 2023 and 2022, no credit losses have been identified.
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
Inventory write-offs of $756, $681 and $917, respectively, were recorded for the years ended December 31, 2024, 2023 and 2022.

NovoCure Limited and subsidiaries
Notes to consolidated financial statements
U.S. dollars in thousands (except share and per share data)
i. Property and equipment:
Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets at the following rates:

%
Building	3
Land	—
Computers and laboratory equipment	15 - 33
Office furniture	6 - 33
Production equipment	20
Leasehold improvements	Over the shorter of the term of the lease or its useful life
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
k. Impairment of long-lived assets:
The Company’s long-lived assets are reviewed for impairment in accordance with ASC 360-10, "Property, Plant and Equipment," whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. During the three years ended December 31, 2024, no impairment losses have been identified.
l. Other long-term assets:
Restricted deposits, long-term lease deposits associated with office rent and vehicles under operating leases, prepaid and vendors down payments are presented in other long-term assets.
m. Revenue recognition:
The Company's Products are comprised of two main components: (1) an electric field generator and (2) arrays and related accessories. The Company retains title to the electric field generator, and the patient is provided replacement arrays and technical support for the device during the term of treatment. The electric field generator and arrays are always supplied and function together and are not sold on a standalone basis.
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
2.Identify the performance obligations in the contract. The Company's contracts include the lease of the device, the supply obligation of disposable arrays and technical support for the term of treatment. To the extent a contract includes multiple promised products and/or services, the Company must apply judgment

NovoCure Limited and subsidiaries
Notes to consolidated financial statements
U.S. dollars in thousands (except share and per share data)
to determine whether those products and/or services are capable of being distinct in the context of the contract. If these criteria are not met the promised products and/or services are accounted for as a combined performance obligation. In the Company’s case, the device, support, and disposables are provided as one inseparable package of monthly treatment for a single monthly fee. For more information, see Note 2(x).
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
4.Allocate the transaction price to performance obligations in the contract. If a contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. As discussed above, there is a combined performance obligation under the Company’s contracts and, therefore, the monthly transaction price determined for the performance obligation will be recognized over time ratably over the monthly term of the treatment. Some of the Company's contracts include variable fees that are based on actual usage. For these contracts the Company generally allocates the variable fees using the variable consideration allocation exception.
5.Recognize revenue when or as the Company satisfies a performance obligation. The Company satisfies performance obligations over time. Revenue is recognized at the time the related performance obligation is satisfied by transferring a promised service to a patient. The patient consumes the benefits of treatment on a daily basis over the monthly term. As this criterion is met, the revenues will be recognized ratably over the monthly term. For more information, see Note 2(x).
The Company elected the short-term contract practical expedient for the remaining performance obligations, as the Company's contracts have an original expected duration of less than one year.
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
Deferred revenue represents billings to customers for which revenue has not yet been recognized.
Net revenues in the years ended December 31, 2024, 2023 and 2022 also include amounts recognized pursuant to the Zai Agreement. For additional information, see Note 13.
n. Charitable care:
The Company provides treatment at no charge to patients who meet certain criteria under its charitable care policy. Because the Company does not pursue collection of amounts determined to qualify as charity, they are not reported as revenue. The Company's costs of care provided under charitable care were $4,389, $2,692 and $3,009 for the

NovoCure Limited and subsidiaries
Notes to consolidated financial statements
U.S. dollars in thousands (except share and per share data)
years ended December 31, 2024, 2023 and 2022, respectively. These amounts were determined by applying charitable care as a percentage of gross billings to total cost of goods sold.
o. Shipping and handling costs:
The Company does not separately bill its customers for shipping and handling costs associated with shipping Products to its customers. These direct shipping and handling costs of $3,258, $2,871 and $3,211 for the years ended December 31, 2024, 2023 and 2022, respectively, are included in Sales and Marketing costs.
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
The Company recognizes compensation expense for the value of awards using the accelerated method over the requisite service period of the award, which for restricted share units is two or three years and for option awards, which is two or four years.
The Company recognizes compensation costs for the value of performance stock units ("PSU") over the performance period when the vesting conditions become probable in accordance with ASC 718.
The Company has selected the Black-Scholes-Merton option-pricing model as the most appropriate fair value method for its option awards and Employee Share Purchase Plan ("ESPP"). The fair value of Restricted Share Units ("RSUs") and Performance Share Units ("PSUs ") without market conditions, is based on the closing market value of the underlying shares at the date of grant. For PSUs subject to market conditions, the Company uses a Monte Carlo simulation model, which utilizes multiple inputs to estimate payout level and the probability that market conditions will be achieved.
The Black-Scholes-Merton and Monte Carlo models require a number of assumptions, of which the most significant are the expected share price volatility and the expected option term.
The computation of expected volatility is based on the historical volatility the Company's shares. The expected term of options granted is calculated using the Company's historical and future exercise behavior. The Company has historically not paid dividends and has no foreseeable plans to pay dividends and, therefore, uses an expected dividend yield of zero in the option pricing model. The risk-free interest rate is based on the yield of U.S. treasury bonds with equivalent terms.
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
r. Basic and diluted net loss per share:
Basic net income (loss) per share is computed based on the weighted average number of ordinary shares outstanding during each period. Diluted net income per share is computed based on the weighted average number of ordinary shares outstanding during the period, plus potential dilutive shares considered outstanding during the period, in accordance with ASC 260-10.
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
t. Concentration of risks:
The Company's cash, cash equivalents, short-term investments and trade receivables are potentially subject to a concentration of risk. Cash, cash equivalents and short-term investments are invested at top tier financial institutions globally and the total value invested at any one institution is limited pursuant to the Company's investment policy. These investments may be in excess of insured limitations or not insured in certain jurisdictions. Generally, these investments may be redeemed upon demand according to the terms of the securities and therefore bear minimal risk.
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
u. Retirement, pension and severance plans:
The Company has a 401(k) retirement savings plan for its U.S. employees. Each eligible employee may elect to contribute a portion of the employee’s compensation to the plan. Company contributions to the plan are at the sole discretion of the Company's Board of Directors. Currently, the Company provides a matching contribution of 50% of the employee's contributions, up to a maximum of three percent (3%) of the employee's annual salary. The Company began making matching contributions as of January 1, 2019. For the years ended December 31, 2024, 2023 and 2022, the Company had made matching contributions in the amount of $2,206 and $2,375 and $2,083, respectively, pursuant to the plan.
The Company sponsors a defined benefit plan (the "Swiss Plan") for all its employees in Switzerland for retirement benefits, as well as benefits on death or long-term disability, whereby the employee and the Company contribute a portion of the employee's compensation to the plan. The Swiss Plan is part of a collective pension foundation “AXA Foundation for Occupational Benefits”. This is a semi-autonomous pension foundation, meaning that the underlying

NovoCure Limited and subsidiaries
Notes to consolidated financial statements
U.S. dollars in thousands (except share and per share data)
investment risk and the longevity are born by the pension foundation itself. Disability and death risks are reinsured with AXA insurance. Notwithstanding, the Company and its employees bear the risk of having to pay recovery contributions in a financial distress situation. The Company accounts for this risk in accordance with ASC 715, "Compensation – Retirement Benefits" (see Note 9). The pension expense for the years ended December 31, 2024, 2023 and 2022 was $3,857, $2,672 and $2,104, respectively.
Israeli law generally requires payment of severance pay upon dismissal of an employee or upon termination of employment in certain other circumstances. The Company contributes to employee pension plans to fund its severance liabilities. According to Section 14 of Israel Severance Pay Law, the Company makes deposits on behalf of its employees with respect to the Company’s severance liability and therefore no obligation is provided for in the financial statements. Severance pay liabilities with respect to employees who are not subject to Section 14, are provided for in the financial statements based upon the number of years of service and the latest monthly salary and the related deposits are recorded as an asset based on the cash surrender value. Contributions pursuant to these obligations for the years ended December 31, 2024, 2023 and 2022 amounted to $1,679, $1,735 and $1,594, respectively.
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
y. Convertible note:
On January 1, 2022, the Company adopted ASU 2020-06, “Debt - Debt with Conversion and Other Options (subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (subtopic 815-40),, which simplified the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. In accordance with ASU 2020-06, entities account for a convertible debt instrument wholly as debt unless (1) a convertible instrument contains features that require bifurcation as a derivative under Accounting Standards Codification ("ASC Topic 815"), Derivatives and Hedging, or (2) a convertible debt instrument was issued at a substantial premium. Additionally, ASU 2020-06 requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share (EPS), which is consistent with the Company’s accounting treatment under the current standard.
z. Recently Adopted Accounting Pronouncement - Segment reporting:
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 during the year ended December 31, 2024, on a retrospective basis. See note 11 in the accompanying notes to the consolidated financial statements for further detail
aa. Recently Issued Accounting Pronouncements:
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
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and

NovoCure Limited and subsidiaries
Notes to consolidated financial statements
U.S. dollars in thousands (except share and per share data)
for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

Note 3: Cash and Cash equivalents and Short-term investments
Cash equivalents include items almost as liquid as cash with maturity periods of three months or less when purchased, and short-term investments include items with maturity dates between three months and one year when purchased. As of December 31, 2024 and 2023, the Company’s cash and cash equivalents and short-term investments were composed of:

	December 31, 2024
	Fair value level	Adjusted cost basis	Unrealized gains	Unrealized losses	Fair market value	Recorded basis	Cash and cash equivalents	Short-term investments (2)
Cash		$11,848	$—	$—	$11,848	$11,848	$11,848	$—
Money market funds	Level 1	151,919	—	—	151,919	151,919	151,919	—
Certificate of deposits and term deposits	Level 2	170,120	—	—	170,120	170,120	—	170,120
HTM securities (1)
U.S. Treasury bills	Level 1	$118,618	$93	$(1)	$118,710	$118,618	$—	$118,618
Corporate debt securities	Level 2	$507,368	$920	$(119)	$508,169	$507,368	$—	$507,368

		$625,986	$1,013	$(120)	$626,879	$625,986	$—	$625,986

Total		$959,873	$1,013	$(120)	$960,766	$959,873	$163,767	$796,106

NovoCure Limited and subsidiaries
Notes to consolidated financial statements
U.S. dollars in thousands (except share and per share data)

	December 31, 2023
	Fair value level	Adjusted cost basis	Unrealized gains	Unrealized losses	Fair market value	Recorded basis	Cash and cash equivalents	Short-term investments
Cash		$9,955	$—	$—	$9,955	$9,955	$9,955	$—
Money market funds	Level 1	227,166	—	—	227,166	227,166	227,166	—
Certificate of deposits, notes and term deposits	Level 2	153,169	—	—	153,169	153,169	3,700	149,469
HTM securities (1)
U.S. Treasury bills	Level 1	78,844	55	(110)	78,789	78,844	—	78,844
Government and governmental agencies	Level 2	24,940	13	—	24,953	24,940		24,940
Corporate debt securities	Level 2	416,542	486	(149)	416,879	416,542	—	416,542
Total		$520,326	$554	$(259)	$520,621	$520,326	$—	$520,326

		$910,616	$554	$(259)	$910,911	$910,616	$240,821	$669,795
(1)    Changes in fair value of held-to-maturity ("HTM") securities are presented for disclosure purposes as required by ASC 320 "Investments — Debt Securities" and are recorded as finance expenses only if the unrealized loss is identified as a credit loss.
(2)    Pursuant to a bank guaranty, $15,581 of short-term investments are pledged. See Note 12.
In accordance with ASC No. 820, the Company measures its money market funds at fair value. The fair value of the money market funds and HTM securities, which is presented for disclosure purposes, is classified within Level 1 or Level 2. This is because these assets are valued using quoted market prices or alternative pricing sources and models utilizing market observable inputs.
As of December 31, 2024 and 2023, all investments and equivalents mature in one year or less.
Unrealized losses from debt securities are primarily attributable to changes in interest rates. The Company does not believe any remaining unrealized losses represent impairments based on the evaluation of available evidence.
Note 4: Receivables and prepaid expenses
The following table sets forth the Company’s receivables and prepaid expenses:

	December 31,
	2024	2023
Advances to and receivables from suppliers	$24,413	$10,564
Government authorities	3,327	5,261
Prepaid expenses	7,217	6,784
Others	106	68
	$35,063	$22,677

NovoCure Limited and subsidiaries
Notes to consolidated financial statements
U.S. dollars in thousands (except share and per share data)
Note 5: Inventories
Inventories are stated at the lower of cost or net realizable value. The weighted average methodology is applied to determine cost. The following table sets forth the Company’s inventories:

	December 31,
	2024	2023
Raw materials	$4,004	$10,265
Work in process	7,969	9,796
Finished goods	23,113	18,091
	$35,086	$38,152
Note 6: Property and equipment, net
The following table sets forth the Company’s property and equipment, net:

	December 31,
	2024	2023
Cost:
Computers, peripheral equipment, software and laboratory equipment	$41,977	$31,383
Office furniture	4,873	4,023
Production equipment	16,456	7,641
Land and building	$34,532	$24,696
Leasehold improvements	12,132	11,696
Total cost	$109,970	$79,439
Accumulated depreciation and amortization	(32,310)	(27,960)
Depreciated cost	$77,660	$51,479
The Company capitalized software costs according to FASB's ASC 350-40, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Amortization of capitalized software costs for the years ended December 31, 2024, 2023 and 2022 was $1,369, $1,274 and $1,056, respectively.
Depreciation expense was $6,166, $3,939 and $3,105 for the years ended December 31, 2024, 2023 and 2022, respectively.
Write downs of $205, $10 and $344 were identified for the years ended December 31, 2024, 2023 and 2022, respectively.
Note 7: Field equipment, net
The following table sets forth the Company’s field equipment, net:

	December 31,
	2024	2023
Field equipment	$40,915	$38,237
Accumulated depreciation	(26,104)	(26,853)
Field equipment, net	$14,811	$11,384
Depreciation expense was $3,700, $5,756 and $6,463 for the years ended December 31, 2024, 2023 and 2022, respectively. Write downs of $954, $483 and $611 were identified for the years ended December 31, 2024, 2023 and 2022, respectively.

NovoCure Limited and subsidiaries
Notes to consolidated financial statements
U.S. dollars in thousands (except share and per share data)
Note 8: Trade payables and other payables, lease liabilities and accrued expenses
a.Trade payables
As of December 31, 2024 and 2023, trade payables include payer overpayments in the amount of $40,575 and $23,421, respectively.
b.Other payables, lease liabilities and accrued expenses
The following table sets forth the Company’s other payables and accrued expenses:

	December 31,
	2024	2023
Employees and payroll accruals	$48,171	$51,044
Deferred revenues	14,225	16,224
Government authorities	22,811	9,134
Lease liabilities and Other	7,923	8,322
	$93,130	$84,724
Note 9: Employee benefit obligations
The Company's liability in respect of the Swiss Plan (see Note 2(u)) is the projected benefit obligation calculated using the projected unit credit method. The projected benefit obligation as of December 31, 2024 represents the actuarial present value of the estimated future payments required to settle the obligation that is attributable to employee service rendered before that date. Swiss Plan assets are recorded at fair value. Pension expense is presented in the payroll expenses in the various functions in which the employees are engaged. Actuarial gains and losses arising from differences between the actual and the expected return on the Swiss Plan assets are recognized in accumulated other comprehensive income (loss) and amortized over the requisite service period. The Swiss Plan is part of a collective pension foundation of pooled investments managed by a top tier insurance company. The Company and the employees pay retirement contributions, which are defined as a percentage of the employees’ covered salaries.The basis for the determination of the interest on employee’s savings account is the return on plan assets, considering legal minimum requirements. The targeted allocation for these funds is as follows:

Asset Allocation by Category as of December 31, 2024:	Asset allocation (%)
Asset Category:
Debt Securities	29%
Real Estate	24%
Equity Securities	35%
Others	12%
Total	100%

NovoCure Limited and subsidiaries
Notes to consolidated financial statements
U.S. dollars in thousands (except share and per share data)
The following table sets forth the Swiss Plan’s funded status and amounts recognized in the consolidated financial statements for the year ended December 31, 2024 and 2023:

	December 31,
	2024	2023
Change in Benefit Obligation
Projected benefit obligation at beginning of year	$51,057	$29,435
Interest cost	703	850
Company service cost	4,202	2,992
Employee contributions	2,683	2,517
Prior service cost	—	(768)
Benefits paid	2,772	6,726
Actuarial loss	(62)	9,305
Projected benefit obligation at end of year	$61,355	$51,057
Change in Plan Assets
Fair value of plan assets at beginning of year	$43,250	$25,531
Actual return on plan assets	2,120	4,699
Employer contributions	3,991	3,776
Employee contributions	2,683	2,518
Benefits paid	2,772	6,726
Fair value of plan assets at end of year	$54,816	$43,250
Funded Status at End of year
Excess of obligation over assets	$6,539	$7,807
Change in Accrued Benefit Liability
Accrued benefit liability at beginning of year	$(7,807)	$(3,904)
Company contributions made during year	3,991	3,776
Net periodic benefit cost for year	(3,308)	(3,058)
Net decrease (increase) in accumulated other comprehensive loss	585	(4,621)
Accrued benefit liability at end of year	$(6,539)	$(7,807)

	December 31,
	2024	2023
Non-current plan assets	$54,816	$43,250
Non-current liability	61,355	51,057
Accrued benefit liability at end of year	$(6,539)	$(7,807)
Projected Benefit Payments
Projected year 1	$1,204	$1,138
Projected year 2	1,540	1,102
Projected year 3	1,849	1,546
Projected year 4	966	1,577
Projected year 5	1,748	958
Projected years 6-10	24,374	20,127
The fair value of the plan assets is the estimated cash surrender value of the insurance contract at December 31, 2024. The level of inputs used to measure fair value was Level 2.

NovoCure Limited and subsidiaries
Notes to consolidated financial statements
U.S. dollars in thousands (except share and per share data)

	Year ended December 31,
	2024	2023
Net Periodic Benefit Cost
Service cost	$4,202	$2,992
Interest cost (income)	703	850
Expected return on plan assets	(1,348)	(1,210)
Amortization of actuarial (gain) loss	426	94
Amortization of prior service costs	(126)	(54)
Total net periodic benefit cost	$3,857	$2,672

Weighted average assumptions:
Discount rate as of December 31	0.90%	1.40%
Expected long-term rate of return on assets	2.60%	3.00%
Rate of compensation increase	1.00%	1.50%
Mortality and disability assumptions (*)	BVG 2020 GT	BVG 2020 GT
(*) Mortality data used for actuarial calculation.
Note 10: Long-term debt, net
The following table sets forth the Company’s long-term debt, net:

	December 31,
	2024	2023
0% Convertible Senior Notes (a)	$—	$568,822
Senior secured credit facility, net (b)	97,300	—
	$97,300	$568,822

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
The Notes mature on November 1, 2025, unless earlier repurchased, redeemed or converted as set forth in the Notes. As of December 31, 2024, the conditions allowing holders of the Notes to convert were not met.
In June 2024 the Company redeemed $14,055 of Notes in consideration of $12,913. The gain from redemption was reported as finance income in accordance with ASC 470 "Debt with Conversion and Other Options".

NovoCure Limited and subsidiaries
Notes to consolidated financial statements
U.S. dollars in thousands (except share and per share data)
The net carrying amount of the liability of the Convertible Notes (see note 2(y) for additional information) as of December 31, 2024 and 2023 are as follows:

	December 31,
	2024	2023
Principal amount	$560,945	$575,000
Unamortized issuance costs	(2,785)	(6,178)
Net carrying amount of liability component (1)	$558,160	$568,822

Presented as:
Short-term liability (2)	$558,160	$—
Long-term liability	$—	$568,822
(1)    An effective interest rate determines the fair value of the Notes, therefore they are categorized as Level 3 in accordance with ASC 820, "Fair Value Measurements and Disclosures." The estimated fair value of the Net carrying amount of liability component of the Notes as of December 31, 2024 and 2023 were $526,434 and $515,962, respectively.
The net carrying amount of the liability is represented by the principal amount of the Notes, less total issuance costs plus any amortization of issuance costs. The total issuance costs upon issuance of the Notes were $16,561 and are amortized to interest expense using the effective interest rate method over the contractual term of the Notes. Interest expense is recognized at an annual effective interest rate of 0.59% over the contractual term of the Notes. Amortization of debt issuance costs, included in finance expenses.
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
Finance expense related to the Notes was as follows:

	Year ended December 31,
	2024		2023	2022
Gain from redemption of Notes	$(1,142)		$—	$—
Amortization of debt issuance costs	3,393		3,313	3,293
Total finance expenses (income) recognized	$2,251	$2,251	$3,313	$3,293

b. Senior secured credit facility, net
On May 1, 2024 Novocure Luxembourg S.a.r.l. ("Borrower"), a wholly-owned subsidiary of the Company, entered into a new five-year senior secured credit facility of up to $400.0 million (the "Facility") with BPCR Limited Partnership and BioPharma Credit Investments V (Master) LP (collectively, the "Lenders"), BioPharma Credit PLC, as collateral agent for the Lenders, and the guarantors party to such agreement (the "Loan Agreement"). The Facility may be drawn in up to four drawings. The Loan Agreement provides for an initial term loan in the principal amount of $100.0 million (the "Tranche A Loan"), which was funded to the Borrower on May 1, 2024 (the "Tranche A Funding Date"). Under the Loan Agreement, the Borrower is required to draw $100.0 million on the Facility on or before September 30, 2025 (the "Tranche B Loan"), subject to customary conditions precedent as set forth in the Loan Agreement. Not later than December 31, 2025, the Borrower has the option to draw an additional $100.0 million of the Facility (the "Tranche C Loan") if (i) (A) the Company has received positive results from its PANOVA-3 phase 3 clinical trial or (B) the Company's trailing net revenues for the most recently completed four quarters as reported by the Company in its financial statements filed with the U.S. Securities and Exchange Commission ("Trailing Four Quarters of Net Revenue") are greater than $575.0 million and (ii) the Notes are extinguished in full and are no longer outstanding. Not later than March 31, 2026, the Borrower has the option to draw an additional $100.0 million of the Facility (the "Tranche D Loan") if (i) the Company receives an approval or clearance from the U.S. Food and Drug Administration for the Company's Tumor Treating Fields device for a

NovoCure Limited and subsidiaries
Notes to consolidated financial statements
U.S. dollars in thousands (except share and per share data)
pancreatic cancer indication or (ii) Trailing Four Quarters of Net Revenue is greater than $625.0 million. The obligations under the Loan Agreement are guaranteed by certain of the Company's subsidiaries and secured by a first lien on the Borrower's and certain of the Company's other subsidiaries’ assets. Outstanding term loans under the Loan Agreement will bear interest at an annual rate equal to 6.25% plus the three-months SOFR (subject to a 3.25% floor), payable quarterly in arrears and calculated on the basis of actual days elapsed in a 360-day year. The Borrower must pay 2.5% of additional consideration on each principal draw, with payment for the Tranche A Loan and the Tranche B Loan paid on the Tranche A Funding Date, and payments for the Tranche C Loan and the Tranche D Loan on their respective funding dates. Principal under the Facility will be repaid in eight equal quarterly repayments commencing with the third quarter of 2027 and continuing each quarter thereafter, with the final payment of outstanding principal due on the fifth anniversary of the Tranche A Funding Date. Voluntary prepayment of all, but not less than all, of the term loans outstanding is permitted at any time, subject to make-whole and prepayment premiums as set forth in the Loan Agreement. Prepayment of all term loans outstanding, subject to make-whole and prepayment premiums, is due and payable upon a change-in-control as defined in the Loan Agreement. Make-whole and prepayment premiums are due and payable for the Tranche B Loans for any voluntary prepayment of the term loans outstanding, upon a change-in-control (as defined in the Loan Agreement), and upon any acceleration of the maturity date, in each case regardless of whether the Tranche B Loan is drawn. The Loan Agreement contains a financial covenant only if the Tranche C Loan and/or Tranche D Loan are funded, in which case the Company is required to maintain at least Trailing Four Quarters of Net Revenue of at least $500.0 million, calculated on a trailing twelve-month basis as of the end of each fiscal quarter, beginning with the first quarter of 2027 based on year-end 2026 audited financial statements.
As of December 31, 2024 the Company had borrowed the Tranche A Loan in the principal amount of $100,000.
The net carrying amount of the liability of the Facility as of December 31, 2024 and 2023 is as follows:

	December 31,
	2024	2023
Principal amount	$100,000	$—
Unamortized issuance costs	(2,700)	—
Net carrying amount of liability component (1)	$97,300	$—
(1)     An effective interest rate determines the fair value of the Facility, therefore they are categorized as Level 3 in accordance with ASC 820. The estimated fair value of the net carrying amount of liability component of the Facility as of December 31, 2024 and December 31, 2023 were $112,836 and $0, respectively.
The net carrying amount of the liability is represented by the principal amount of the Facility, less total issuance costs plus any amortization of issuance costs. The total issuance costs upon issuance of the Facility were $3,078 and are amortized to interest expense using the effective interest rate method over the contractual term of the Facility. For purposes of calculating the net carrying amount, the annual effective interest rate is assumed to be 12.5% over the remaining contractual term of the Facility.
Finance expense related to the Facility was as follows:

	Year ended December 31,
	2024	2023	2022
Interest	$7,693	$—	$—
Amortization of debt issuance costs	378	—	—
Total finance expenses (income) recognized	$8,071	$—	$—

NovoCure Limited and subsidiaries
Notes to consolidated financial statements
U.S. dollars in thousands (except share and per share data)
Note 11: Segment reporting
The Company engages in the development, manufacture and commercialization of Tumor Treating Fields ("TTFields") as treatment for solid tumor cancers and has a single reportable segment, the TTFields Segment. The TTFields Segment derives revenues from monthly treatments rendered to patients with the Company's Products. The Company markets its Products in multiple countries around the globe.
The Company operates as one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is regularly evaluated by the Company's Chief Operating Decision Maker ("CODM"), which is the Company’s chief executive officer, in deciding how to allocate resources and assess performance. The Company’s CODM evaluates the Company’s financial information and resources and assesses the performance of these resources on a consolidated basis. There is no expense or asset information that are supplemental to those disclosed in these consolidated financial statements that are regularly provided to the CODM. The allocation of resources and assessment of performance of the operating segment is based on consolidated net income (loss) as shown in our consolidated statements of operations. The CODM considers net income in the annual forecasting process and reviews actual results when making decisions about allocating resources. Since the Company operates as one operating segment, financial segment information, including profit or loss and asset information, can be found in the consolidated financial statements.

Note 12: Commitments and contingent liabilities
a.Operating leases
The facilities of the Company are leased under various operating lease agreements for periods ending no later than 2039. As of December 31, 2024, the Company has additional commitments for an operating lease that will commence in 2025, with lease terms of approximately 20 years. The Company also has the option to extend the term of certain facility lease agreements and these are included in the calculation of right-of-use assets. The Company also leases motor vehicles under various operating leases, which expire on various dates, the latest of which is in 2027.
Under ASC 842, all leases with durations greater than 12 months, including non-cancelable operating leases, are recognized on the balance sheet. The aggregated present value of lease payments is recorded as a long-term asset titled right-of-use assets. The corresponding lease liabilities are split between other payables and long-term lease liabilities, and as of December 31, 2024, are as follows:

December 31,
2024
Future minimum lease payments:
2025	$8,369
2026	6,814
2027	5,249
2028	3,874
2029	1,332
Thereafter	7,050
Total future minimum lease payments	$32,688
Less imputed interest	(4,808)
Net present value of future minimum lease payments	$27,880

Current year end
Short-term lease liabilities	$7,909
Long-term lease liabilities	19,971
Net present value of future minimum lease payments	$27,880

NovoCure Limited and subsidiaries
Notes to consolidated financial statements
U.S. dollars in thousands (except share and per share data)

Weighted average of remaining operating lease term (years)	6.18

Weighted average of operating lease discount rate	5.82%
Lease and rental expense for the years ended December 31, 2024, 2023 and 2022 was $9,244, $8,196, and $7,108, respectively.
b.    Bank guarantee and pledges
As of December 31, 2024 and 2023 the Company pledged bank deposits of $4,909 and $2,848, respectively, to cover bank guarantees in respect of its leases of operating facilities and obtained guarantees by the bank for the fulfillment of the Company’s lease commitments of $5,285 and $3,216, respectively. In addition, €15,000 ($15,581) of the Company's short term investments are pledged to a bank as guarantee for the Company's due execution of cash concentration agreements.
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
d.     Legal Proceedings
In June 2023, a putative class action lawsuit was filed against the Company, its Executive Chairman and its Chief Executive Officer. The complaint, later amended to add our Chief Financial Officer as a defendant, purports to be brought on behalf of a class of persons and/or entities who purchased or otherwise acquired ordinary shares of the Company from January 5, 2023 through June 5, 2023, and alleges material misstatements and/or omissions in the Company’s public statements with respect to the results from its Phase 3 LUNAR clinical trial. The Company believes that the action is without merit and plans to defend the lawsuit vigorously. As of December 31, 2024, the Company has not accrued any amounts in respect of this claim, as it believes liability is not probable and the amount of any potential liability cannot be reasonably estimated.
e.    Purchase Obligations
As of December 31, 2024, the Company has $52,212 in purchase obligations with certain of its suppliers.

NovoCure Limited and subsidiaries
Notes to consolidated financial statements
U.S. dollars in thousands (except share and per share data)
Note 13: Revenue recognition
a.     Net revenues
The Company’s net revenues by geographic region, based on the patient’s location are summarized as follows:

	Year ended December 31,
	2024	2023	2022
United States	$391,801	$349,743	$406,894
International markets:
Germany	65,263	60,210	46,120
France	55,730	11,736	—
Japan	32,569	31,668	32,781
Other international markets	42,471	32,757	30,713
International markets - Total	196,033	136,371	109,614

Greater China (1)	17,386	23,224	21,332

Total net revenues	$605,220	$509,338	$537,840
(1)    For additional information, see c below.

The company's net revenues by performance period are as follows:

	Year ended December 31,
	2024	2023	2022
Net revenues recognized in the reporting period from performance obligations satisfied in:
Reporting period	$568,819	$492,089	$480,266
Previous periods	36,401	17,249	57,574
Total net revenues	$605,220	$509,338	$537,840
b.     Contract balances
The following table provides information about trade receivables, unbilled receivables and contract liabilities from contracts with customers::

	December 31,
	2024	2023
Trade receivables	$68,501	$56,970
Unbilled receivables	$5,725	$4,251
Deferred revenues (short-term contract liabilities)	$(14,225)	$(16,224)
During the years ended December 31, 2024, 2023and 2022, the Company recognized $16,224, $18,028 and $17,762, respectively, which were included in the deferred revenues (short-term contract liability) balance at January 1, 2024 , 2023 and 2022.
c.     Zai agreement:
The Company recognizes revenue pursuant to the License Agreement with Zai (see note 12) in accordance with ASC 606, "Revenue Recognition from Customers." The License Fee was deferred and recognized over the performance period commencing September 10, 2018 ("Zai Performance Period"). The potential development and regulatory milestones will be included in the transaction price when the Company concludes that achievement of the milestones is probable, and that recognition of revenue related to the milestones will not result in a significant reversal in amounts recognized in future periods, and as such have been excluded from the transaction price until

NovoCure Limited and subsidiaries
Notes to consolidated financial statements
U.S. dollars in thousands (except share and per share data)
such probability is achieved. Revenue from royalty payments are estimated and recognized in accordance with ASC 606. Revenues from sales of product or rendering services are recognized upon shipping the products or rendering the services and satisfying the performance obligation.
During the year ended December 31, 2020, the Company triggered milestone payments of $10,000 in the aggregate, which, along with the License Fee, were deferred and recognized over the remainder of the Zai Performance Period on a straight-line basis. For the three years ended December 31, 2024, no additional milestones were included in the transaction price.
Note 14: Income taxes
a.     Tax provision:
As of January 1, 2022, the effective place of daily management and control of the Company moved to Switzerland and the Company has become a Swiss tax resident. As a result, the income tax disclosures have been presented in accordance with the Company’s current country of tax residency.

Income (loss) before income taxes is as follows:

	Year ended December 31,
	2024	2023	2022
Swiss	$(205,310)	$(281,685)	$(269,621)
Non-Swiss	74,148	89,945	187,775
Total income (loss) before income taxes	$(131,162)	$(191,740)	$(81,846)
The provision (benefit) for income taxes from continuing operations is comprised of:

	Year ended December 31,
	2024	2023	2022
Current:
Swiss	$3,862	$2,163	$469
Non-Swiss	33,603	13,140	10,219
Total current	$37,465	$15,303	$10,688
Deferred:
Swiss	$—	—	$—
Non-Swiss	—	—	—
Total deferred	—	—	—
Total income tax provision	$37,465	$15,303	$10,688
b.     Theoretical tax
The Company's effective tax rate is affected by the tax rates in the various jurisdictions in which the Company operates. Under Swiss law, the Company is subject to income tax at the federal level at a statutory rate of 8.5% as well as at the cantonal and communal levels, resulting in an aggregate corporate tax rate of 11.9%.

For purposes of comparability, the Company used the Swiss federal statutory rate for the 2024, 2023 and 2022 tax years when presenting the Company's reconciliation of the income tax provision.

NovoCure Limited and subsidiaries
Notes to consolidated financial statements
U.S. dollars in thousands (except share and per share data)
A reconciliation of the provision for income taxes compared with the amounts at the Swiss rate was:

	Year ended December 31,
	2024	2023	2022
Income (loss) before income taxes	$(131,162)	$(191,740)	$(81,846)
Swiss federal statutory tax rate	8.5%	8.5%	8.5%
Income taxes at Swiss rate	$(11,149)	$(16,298)	$(6,957)
Change in valuation allowance	1,261,855	13,427	(14,238)
Unamortized intangible assets	(1,240,745)	—	—
Foreign taxes rate differential	16,077	10,620	25,716
Share based compensation	13,551	2,332	5,318
Research and development credits	(3,130)	(6,483)	(4,898)
Effect of tax law change	647	6	5,681
Withholding Taxes	350	435	548
Return to provision true-ups	(31)	10,854	(1,020)
Other	40	410	538
Income tax expenses	$37,465	$15,303	$10,688
Effective tax rate	(28.6)%	(8.0)%	(13.1)%
c.     Deferred income tax
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2024	2023
Deferred tax assets:
Unamortized intangible assets	$1,394,195	$153,450
Net operating loss carryforwards	$127,881	$99,743
Impact of revenue recognition	$68,347	$79,934
Share based compensation	$35,470	$32,639
Lease liabilities	$6,518	$8,128
Capitalized research and development	$4,036	$2,783
Research and development credits	$1,613	$1,615
Other temporary differences	$7,823	$7,809
Total gross deferred tax assets	$1,645,883	$386,101
Less: valuation allowance	(1,636,833)	(375,375)
Total deferred tax assets	9,050	10,726
Deferred tax liabilities:
Right of use assets	6,287	7,962
Fixed assets	2,692	1,914
Other liabilities	71	850
Total gross deferred tax liabilities	$9,050	$10,726

Net deferred taxes assets (liability)	$—	$—

NovoCure Limited and subsidiaries
Notes to consolidated financial statements
U.S. dollars in thousands (except share and per share data)
(1)    The Company recorded an increase in the deferred tax asset related to unamortized intangible assets in the amount of $1,240,745. As of December 31, 2024, the balance of this deferred tax asset was offset by a full valuation allowance.
A valuation allowance is provided when it is more likely than not that the deferred tax assets will not be realized. The Company has established a full valuation allowance to offset the deferred tax assets at December 31, 2024 and 2023 due to the uncertainty of realizing future tax benefits. The net change in the total valuation allowance for the years ended December 31, 2024 and 2023 were 1,261,855 and 13,427, respectively.
d.     Carryforward loss:
In Switzerland, the Company had $1,061,639 of net operating carryforwards (NOLs) available at the Federal level, of which $1,033,880 are also available at the cantonal and communal level. These NOLs expire from 2026 through 2031. Additionally, the Company had $23,936 of non-Swiss NOLs as of December 31, 2024, of which $2,342 carry forward indefinitely,and the remainder expire from 2026 through 2041.
e.     Uncertain tax benefits:
A reconciliation of the beginning and ending balances of uncertain tax benefits is as follows:

	December 31,
	2024	2023	2022
Balance at beginning of the year	$18	$76	$154
Additions (reductions) for taxes positions related to prior years	—	(58)	(78)
Balance at the end of the year	$18	$18	$76
The Company recognizes interest and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2024, 2023 and 2022, the Company accrued $0, $2 and $2, respectively, for interest and penalties expenses related to uncertain tax positions.
The Company files income tax returns in the Switzerland and various foreign jurisdictions. Currently, the Company is under examination by the tax authorities in Israel for the tax years 2019 and 2021 and is not under examination by any other tax authority. Additional tax years within the period from 2019 to 2023 remain subject to examination by the various tax authorities.
Note 15: Share capital
Share capital is composed as follows:

	Issued and outstanding Number of shares December 31,
	2024	2023
Ordinary shares no par value	108,516,819	107,075,754
Equity incentive plans:
Stock option plan
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
As of December 31, 2024, no ordinary shares were available for grant under the 2015 Plan (see below).

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
Options granted under the 2024 Plan generally will have a two-year or four-year vesting period and expire ten years after the date of grant. Options granted under the 2015 Plan and 2024 Plan that are canceled or forfeited before expiration become available for future grants under the 2024 Plan. RSUs granted under the 2024 Plan generally will vest over a three-year period. PSUs granted under the 2024 Plan generally will vest between a three and six-year period as performance targets are attained. RSUs and PSUs granted under the 2015 Plan and 2024 Plan that are canceled before expiration become available for future grants under the 2024 Plan.
As of December 31, 2024, 10,702,818 ordinary shares were available for grant under the 2024 Plan.
Employee Stock Purchase Plan
In September 2015, the Company adopted an ESPP to encourage and enable eligible employees to acquire ownership of the Company’s ordinary shares purchased through accumulated payroll deductions on an after-tax basis. The ESPP is intended to be an "employee stock purchase plan" within the meaning of Section 423 of the Code and the provisions of the ESPP will be construed in a manner consistent with the requirements of such section. The Company began its offerings under the ESPP on August 1, 2016. The Company issued 311,785 ordinary shares for the plan period from January 1, 2024 through December 31, 2024.
The terms of the ESPP provide that on December 31 of each year, the number of shares available for purchase by eligible employees who participate in the ESPP automatically increases by 1% of the Company’s outstanding ordinary shares outstanding, unless the Company determines that such an increase is not necessary. As of December 31, 2024, 6,507,843 ordinary shares are available for offering under the ESPP.

The following tables sets forth the parameters used in computation of the options and ESPP compensation to employees for the years ended December 31, 2024, 2023 and 2022:

	Year ended December 31,
	2024	2023	2022
Stock Option Plans
Expected term (years)	5.50-5.73	5.50-6.00	5.33-5.83
Expected volatility	71%-73%	63%-70%	60%-62%
Risk-free interest rate	3.88%-4.43%	3.48%-4.79%	1.58%-4.23%
Dividend yield	0.00%	0.00%	0.00%
ESPP
Expected term (years)	0.50	0.50	0.50
Expected volatility	73%-90%	56%-122%	51%-77%
Risk-free interest rate	5.13%-5.23%	4.76%-5.38%	0.19%-2.52%
Dividend yield	0.00%	0.00%	0.00%
A summary of the status of the Company’s options to purchase ordinary shares as of December 31, 2024 and changes during the year ended on that date is presented below:

NovoCure Limited and subsidiaries
Notes to consolidated financial statements
U.S. dollars in thousands (except share and per share data)

	Year ended December 31, 2024
	Number of options	Weighted average exercise price	Aggregate intrinsic value
Outstanding at beginning of year	8,539,507	$40.07
Granted	3,934,564	15.91
Exercised	(235,404)	9.16
Forfeited and cancelled	(923,199)	51.18
Outstanding at end of year	11,315,468	$31.41	$113,849
Exercisable options	6,739,295	$34.68	$60,993
A summary of the status of the Company’s RSUs and PSUs as of December 31, 2024 and changes during the year ended on that date is presented below:

	Year ended December 31, 2024
	Number of RSUs/PSUs	Weighted average grant date fair value price	Aggregate intrinsic value
Unvested at beginning of year	5,813,066	$60.52
Granted	9,655,987	15.43
Vested	(893,876)	74.88
Forfeited and cancelled	(2,508,662)	42.14
Unvested at end of year (1)	12,066,515	$27.19	$359,582
(1)    Includes PSUs that have a mix of service, market and other milestone performance vesting conditions which are vested upon achievements of market and performance conditions which are not probable, as of December 31, 2024, in accordance with ASC 718 as follows:

December 31, 2024
Number of PSUs	Fair value at grant date per PSU	Total fair value at grant date
704,493	$16.30	$11,483
21,653	19.44	421
901,284	48.16	43,406
92,241	76.97	7,100
234,512	$80.59	$18,899
15,210	87.66	1,333
1,969,393		$82,642

These PSUs will be expensed over the performance period when the vesting conditions become probable in accordance with ASC 718.
The total equity-based compensation expense related to all of the Company’s equity incentive plans recognized for the years ended December 31, 2024, 2023 and 2022, was comprised as follows:

NovoCure Limited and subsidiaries
Notes to consolidated financial statements
U.S. dollars in thousands (except share and per share data)

	Year ended December 31,
	2024	2023	2022
Cost of revenues	$6,873	$6,587	$4,690
Research, development and clinical studies	32,716	31,827	30,790
Sales and marketing	43,097	35,968	28,826
General and administrative	77,349	41,226	42,649
Total share-based compensation expense	$160,035	$115,608	$106,955
As of December 31, 2024, unamortized share-based compensation costs amounted to $119,584 and are expected to be recognized over a weighted average period of approximately 1.59 years.
The weighted average grant date exercise price of the Company’s options granted during the years ended December 31, 2024, 2023 and 2022 were $15.91, $55.65 and $78.69 per share, respectively.
The weighted average grant date fair value of the Company’s options granted during the years ended December 31, 2024, 2023 and 2022 were $10.40, $33.77 and $44.70 per share, respectively.
The weighted average grant date fair value of the Company’s RSU granted during the years ended December 31, 2024, 2023 and 2022 were $15.43, $57.60 and $79.45 per share, respectively.
The weighted average grant date fair values of the Company’s options forfeited and cancelled during the years ended December 31, 2024, 2023 and 2022 were $29.01, $36.54 and $86.79, respectively.
The fair values of the Company’s RSUs and PSUs vested during the years ended December 31, 2024, 2023 and 2022 were $66,933, $83,968 and $44,818, respectively.
The aggregate intrinsic values for the options exercised during the years ended December 31, 2024, 2023 and 2022 were $3,041, $49,679 and $26,436, respectively. The aggregate intrinsic value is calculated as the difference between the per share exercise price and the deemed fair value of the Company’s ordinary shares for each share subject to an option multiplied by the number of shares subject to options at the date of exercise.
Options outstanding as of December 31, 2024 are as follows:

Exercise price	Number of options outstanding	Weighted average remaining contractual term	Number of options exercisable	Weighted average remaining contractual term
$		(years)		(years)
0.00 - 10.00	316,030	2.05	316,030	2.05
10.01 - 20.00	5,929,168	6.30	2,395,159	2.13
20.01 - 30.00	1,744,869	3.40	1,494,664	2.38
30.01 - 40.00	331,187	5.32	241,091	4.10
40.01 - 60.00	1,008,600	4.48	1,008,600	4.48
60.01 - 100.00	1,688,548	6.85	1,051,806	6.24
100.01 - 160.00	287,804	6.19	223,124	6.17
160.01 - 220.00	9,262	6.42	8,821	6.42
	11,315,468	5.62	6,739,295	3.38

NovoCure Limited and subsidiaries
Notes to consolidated financial statements
U.S. dollars in thousands (except share and per share data)
Note 16: Financial (expenses) income, net
The following table sets forth the Company’s total financial expenses, net:

	Year ended December 31,
	2024	2023	2022
Financial expenses:
Interest expense	$(7,714)	$(6)	$(41)
Revolving credit facility fee	—	(58)	(558)
Amortization of discount, issuance costs and Gain from redemption of Notes	(2,629)	(3,313)	(3,293)
Foreign currency translation losses	(717)	(797)	(3,523)
Bank charges and others	(603)	(732)	(698)
	$(11,663)	$(4,906)	$(8,113)
Financial income:
Amortization of investments premium	$28,273	$26,397	$4,829
Interest income	22,724	19,639	10,961
	$50,997	$46,036	$15,790
Total financial (expenses) income, net	$39,334	$41,130	$7,677

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
The following table sets forth the computation of the Company’s basic and diluted net loss per ordinary share:

	Year ended December 31,
	2024	2023	2022
Net income (loss) attributable to ordinary shares as reported	$(168,627)	$(207,043)	$(92,534)

Net income (loss) used in computing basic net income (loss) per share	$(168,627)	$(207,043)	$(92,534)
Adjustment needed in calculating diluted net income (loss) per share	—	—	—
Net income (loss) used in computing diluted net income (loss) per share	$(168,627)	$(207,043)	$(92,534)

Weighted average number of ordinary shares used in computing basic and diluted net income (loss) per share	107,834,368	106,391,178	104,660,476
Potentially dilutive shares that were excluded from the computation of basic and diluted net income (loss) per share:
Options	9,558,506	6,950,781	6,387,275
RSUs and PSUs	4,560,415	1,423,377	822,421
ESPP	222,451	161,627	62,910
Weighted anti-dilutive shares outstanding which were not included in the diluted calculation	14,341,372	8,535,785	7,272,606

Basic and diluted net income (loss) per ordinary share	$(1.56)	$(1.95)	$(0.88)

NovoCure Limited and subsidiaries
Notes to consolidated financial statements
U.S. dollars in thousands (except share and per share data)
Note 18: Supplemental information
The Company operates as one reporting segment. The following table presents long-lived assets by location:

	December 31,
	2024	2023
United States	$55,348	$41,634
Israel	8,569	8,317
Switzerland	21,215	7,733
Others	7,339	5,179
Total long-lived assets	$92,471	$62,863
Restructuring
In November 2023, the Company announced a series of actions to strengthen and optimize its business operations to support near-term growth drivers and long-term value creation. The plan included a reduction in headcount of approximately 200 employees or 13% of the Company's then current workforce. The Company incurred restructuring costs (including severance pay, garden leave payments, etc.) for the years ended December 31, 2024, 2023 and 2022, as follows:

	Year ended December 31,
	2024	2023	2022
Cost of revenues	$52	$262	$—
Research, development and clinical studies	275	2,070	—
Sales and marketing	1,512	2,404	—
General and administrative	164	1,495	—
Total restructuring cost	$2,003	$6,231	$—

Restructuring costs paid during the period	$5,455	$2,753	$—
These restructuring costs were offset by accrual reversals for the years ended December 31, 2024, 2023 and 2022 in the amount of $369, $3,041 and $0, respectively, which relate to the terminated employees' exits from the Company’s cash incentive plans. These restructuring costs were further offset by forfeited equity-based compensation expense reversals for the years ended December 31, 2024, 2023 and 2022 in the amount of $1,991, $9,313 and $0 , respectively, which relate to the terminated employees' exits from the Company’s equity incentive plan.

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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, it used the criteria established in Internal Control- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such assessment, management has concluded that, as of December 31, 2024, our internal control over financial reporting is effective based on those criteria.
(c) Attestation Report of the Registered Public Accounting Firm
The effectiveness of our internal control over financial reporting as of December 31, 2024, has been audited by Kost Forer Gabbay & Kasierer, a member of EY Global, an independent registered public accounting firm, as stated in their attestation report, which is included herein.
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
During the three-month period ending December 31, 2024, we did not adopt or terminate any contract, instruction or written plan for the purchase or sale of our securities that are intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) promulgated under the Securities Exchange Act of 1934, as amended or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).
The following table describes contracts, instructions or written plans for the purchase or sale of our securities that are intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) promulgated under the Securities Exchange Act of 1934, as amended (each a "Rule 10b5-1 Plan") adopted by our executive officers and directors during the three month period ending December 31, 2024:

Name	Title	Date of Adoption	Duration of Rule 10b5-1 Plan	Aggregate Number of Securities to be Purchased Pursuant to the Rule 10b5-1 Plan	Aggregate Number of Securities to be Sold Pursuant to the Rule 10b5-1 Plan
Francis Leonard	Executive Vice President, President Novocure Oncology	November 5, 2024	December 24, 2024 - December 5, 2025	—	282,997

During the three-month period ending December 31, 2024, none of our executive officers or directors terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 is incorporated herein by reference to the information contained under the captions "Proposal 1 — Election of Directors,” “Corporate Governance,” “Delinquent Section 16(A) Reports” and “Proposal 2 – Approval and Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive proxy statement related to the 2025 annual meeting of shareholders.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item 11 is incorporated by reference to the information contained under the caption "2024 Director Compensation," "Compensation Discussion and Analysis — Executive Compensation," "Compensation Discussion and Analysis — Long-term Incentives" and "Compensation Committee Report" in our definitive proxy statement related to the 2025 annual meeting of shareholders.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 regarding the ownership of our ordinary shares is incorporated by reference to the information contained under the caption "Information About Stock Ownership — Security Ownership of Certain Beneficial Owners And Management" in our definitive proxy statement related to the 2025 annual meeting of shareholders.
The information required by Item 12 with respect to securities authorized for issuance under our equity compensation plans is provided under the caption "Equity Compensation Plan Information" in Part II, Item 5 hereof.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is incorporated by reference to the information contained under the captions "Proposal 1 – Election of Directors," "Corporate Governance," and "Certain Relationships and Related Party Transactions" in our definitive proxy statement related to the 2025 annual meeting of shareholders.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by Item 14 is incorporated by reference to the information contained under the caption "Proposal 2 – Approval and Ratification of Appointment of Independent Registered Public Accounting Firm" in our definitive proxy statement related to the 2025 annual meeting of shareholders.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) DOCUMENTS FILED AS PART OF THIS REPORT
The following is a list of our consolidated financial statements and our subsidiaries and supplementary data included in this Annual Report on Form 10-K under Item 8 of Part II hereof:

1. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2024, 2023 and 2022.

Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022.

Consolidated Statement of Comprehensive Loss for the years ended December 31, 2024, 2023 and 2022.

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2024, 2023 and 2022

Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022.

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
EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Memorandum of Association	S-1/A	9/21/15	3.3
3.2	Amended and Restated Articles of Association	8-K	6/10/22	3.1
4.1	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	2/23/23	4.1
4.2	Eleventh Amended and Restated Investors Rights Agreement, dated June 1, 2015	DRS	6/24/15	4.2
4.3	Tenth Amended and Restated Registration Rights Agreement, dated June 1, 2015	DRS	6/24/15	4.3
4.4	Indenture, dated November 5, 2020, between NovoCure Limited. and U.S. Bank National Association	8-K	11/5/20	4.1

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
4.5	Form of 0% Convertible Senior Note due 2025 (included in Exhibit 4.4)	8-K	11/5/20	4.2
10.1	Credit Agreement dated November 6, 2020 among NovoCure Limited, the subsidiary borrowers party thereto, the lenders party thereto and J.P. Morgan Chase Bank, N.A., as administrative agent	8-K	11/9/20	10.1
10.2	Loan Agreement dated April 29. 2024 among Novocure Luxembourg S.a.r.l., the subsidiary guarantors party thereto, BPCR Limited Partnership and BioPharma Credit Investments V (Master) LP, and BioPharma Credit PLC, as collateral agent.**	10-Q	5/2/24	10.1
10.3	License and Collaboration Agreement, dated as of September 10, 2018, between NovoCure Limited and Zai Lab (Shanghai) Co., Ltd.	10-Q	10/25/18	10.2
10.4	Settlement Agreement with the Technion, dated February 10, 2015	DRS/A	8/11/15	10.13
10.5	2003 Share Option Plan#	DRS	6/24/15	10.3
10.6	2013 Share Option Plan#	DRS	6/24/15	10.4
10.7	2015 Omnibus Incentive Plan#	S-1/A	9/21/15	10.5
10.8	2024 Omnibus Incentive Plan#	8-K	6/10/24	10.1
10.9	2024 Omnibus Incentive Plan - Swiss Sub Plan#				X
10.10	Employee Share Purchase Plan#	S-1/A	9/21/15	10.15
10.11	Form of Non-Qualified Stock Option Agreement pursuant to the 2015 Omnibus Incentive Plan (U.S. individuals)#	S-1/A	9/21/15	10.17
10.12	Form of Incentive Stock Option Agreement pursuant to the 2015 Omnibus Incentive Plan (U.S. individuals)#	S-1/A	9/21/15	10.18
10.13	2015 Omnibus Incentive Plan, including 2015 Omnibus Incentive Plan Sub-Plan for Grantees Subject to Israeli Taxation and 2015 Omnibus Incentive Plan Sub-Plan for Switzerland#	8-K	12/22/15	10.1
10.14	Form of Incentive Stock Option Agreement pursuant to the 2015 Omnibus Incentive Plan for use in connection with the 2015 Omnibus Incentive Plan Sub-Plan for Grantees Subject to Israeli Taxation (non-102(b) grants)#	8-K	12/22/15	10.2
10.15	Form of Incentive Stock Option Agreement pursuant to the 2015 Omnibus Incentive Plan for use in connection with the 2015 Omnibus Incentive Plan Sub-Plan for Grantees Subject to Israeli Taxation (102(b) grants)#	8-K	12/22/15	10.3
10.16	Form of Stock Option Award Agreement based on the 2015 Omnibus Incentive Plan for use in connection with the 2015 Omnibus Incentive Plan Sub-Plan for Switzerland#	8-K	12/22/15	10.4
10.17	Form of Incentive Stock Option Agreement pursuant to the 2015 Omnibus Incentive Plan for use in Japan#	8-K	12/22/15	10.5
10.18	Form of Stock Option Award Agreement based on the 2015 Omnibus Incentive Plan for use in Germany#	10-K	3/1/16	10.25
10.19	Form of Incentive Stock Option Agreement pursuant to the 2015 Omnibus Incentive Plan#	8-K	5/12/17	10.1
10.20	Form of Non-Qualified Stock Option Agreement pursuant to the 2015 Omnibus Incentive Plan#	8-K	5/12/17	10.2

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
10.21	Form of Incentive Stock Option Agreement pursuant to the NovoCure Limited 2015 Omnibus Incentive Plan – Form of Performance Option Agreement for Israel#	8-K	4/4/18	10.1
10.22	Form of Indemnification Agreement	8-K	3/22/16	10.1
10.23	Employment Agreement, dated as of May 11, 2016, by and between Novocure USA LLC and William F. Doyle#	8-K	5/13/16	10.1
10.24	Amendment #1 to Employment Agreement between Novocure USA LLC and William F. Doyle dated February 24, 2021#	10-K	2/25/21	10.23
10.25	Israeli SubPlan to the NovoCure Limited Employee Share Purchase Plan#	8-K	6/30/16	10.1
10.26	Non-Employee Director Compensation Program	10-K	2/22/24	10.23
10.27	Employment Agreement, dated as of October 10, 2016, by and between NovoCure (Israel) Ltd. and Asaf Danziger#	8-K	10/14/16	10.1
10.28	Employment Agreement, dated as of January 1, 2025, by and between NovoCure (Israel) Ltd. and Asaf Danziger#	8-K/A	12/17/24	10.2
10.29	Amended and Restated Employment Agreement dated as of September 1, 2020 by and between Novocure USA LLC and Wilhelmus Groenhuysen#	8-K	8/13/20	10.1
10.30	Employment Agreement effective as of October 1, 2024 by and between Novocure USA LLC and Wilhelmus Groenhuysen#	8-K	9/3/24	10.1
10.31	Employment Agreement, dated as of September 1, 2020, by and between NovoCure USA LLC and Ashley Cordova#	8-K	8/13/20	10.2
10.32	Employment Agreement, dated as of January 1, 2025, by and between Novocure GmbH and Ashley Cordova#	8-K/A	12/17/24	10.1
10.33	Employment Agreement, dated as of January 1, 2025, by and between Novocure GmbH and Christoph Brackmann#	8-K	10/30/24	10.1
10.34	Employment Agreement, dated as of July 25, 2018, between Novocure USA LLC and Pritesh Shah#	10-Q	10/25/18	10.1
10.35	Form of Restricted Share Unit Award Notice pursuant to the 2015 Omnibus Incentive Plan – Form of Agreement for USA#	10-K	2/23/17	10.28
10.36	Form of Restricted Share Unit Award Notice pursuant to the 2015 Omnibus Incentive Plan – Form of Agreement for Israel#	10-K	2/23/17	10.29
10.37	Form of Restricted Share Unit Award Notice pursuant to the 2015 Omnibus Incentive Plan – Form of Agreement for Switzerland#	10-K	2/23/17	10.3
10.38	Form of Restricted Share Unit Award Notice pursuant to the 2015 Omnibus Incentive Plan – Form of Agreement for Japan#	10-K	2/23/17	10.31
10.39	Form of Restricted Share Unit Award Notice pursuant to the 2015 Omnibus Incentive Plan – Form of Agreement for Germany#	8-K	4/4/18	10.2
10.40	Form of Performance-Based Share Unit Award for Executive Chairman and Chief Executive Officer#	8-K	3/6/20	10.1
10.41	Form of Performance-Based Share Unit Award for Certain Executive Officers#	8-K	3/6/20	10.2

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
10.42	First Addendum dated June 9, 2020 to License and Collaboration Agreement, dated as of September 10, 2018, between NovoCure Limited and Zai Lab (Shanghai) Co., Ltd.**	10-K	2/25/21	10.4
10.43	Purchase and Sale Agreement dated December 1, 2021 by and between 64 Vaughan Mall, LLC and Novocure Inc.	10-K	2/24/22	10.41
10.44	Construction Agreement dated December 30, 2021 by and between Hanover Development Corporation and Novocure Inc.**	10-K	2/24/22	10.42
10.45	Amendment No. 1 dated as of December 6, 2021 to Credit Agreement dated as of November 6, 2020	10-K	2/24/22	10.43
10.46	Employment Agreement, dated as of January 3, 2024, between Novocure USA LLC and Frank Leonard#	8-K	1/4/24	10.1
10.47	Employment Agreement, dated as of January 3, 2024, between Novocure USA LLC and Pritesh Shah#	8-K	1/4/24	10.2
10.48	Employment Agreement dated as of April 1, 2022 between Novocure (Israel) Ltd. and Barak Ben-Arye#				X
10.49	Forms of Share Option Agreement under 2024 Omnibus Incentive Plan#				X
10.50	Forms of Restricted Share Unit Award Notice under 2024 Omnibus Incentive Plan#				X
10.51	Forms of Performance-Based Restricted Share Unit Award under 2024 Omnibus Incentive Plan#				X
19	NovoCure Limited Policy Statement on Securities Trades by Company Officers, Directors and Employees	10-K	2/22/24	19
21	Subsidiaries				X
23.1	Consent of Independent Registered Public Accounting Firm				X
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X
32.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X
32.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X
97	Novocure Limited Amended and Restated Policy on Recoupment of Incentive Compensation Effective as of October 2, 2023	10-K	2/22/24	97
101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
101.PRE	Inline XBRL Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

*	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of NovoCure Limited under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.
†	Confidential treatment has been granted for certain information set forth in this exhibit. Such information has been omitted and filed separately with the Securities and Exchange Commission.
#	Compensation plans and arrangements for executive officers and others.
**	Portions of the referenced exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K
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
Date: February 27, 2025

NovoCure Limited

By:	/s/ Ashley Cordova
Ashley Cordova
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	Signature	Title

February 27, 2025	/s/ Ashley Cordova	Chief Executive Officer (Principal Executive Officer)
Ashley Cordova

February 27, 2025	/s/ Christoph Brackmann	Chief Financial Officer (Principal Financial and Accounting Officer)
Christoph Brackmann

February 27, 2025	/s/ William F. Doyle	Executive Chairman and Director
William F. Doyle

February 27, 2025	/s/ Asaf Danziger	Director
Asaf Danziger

February 27, 2025	/s/ Jeryl L. Hilleman	Director
Jeryl L. Hilleman

February 27, 2025	/s/ David T. Hung	Director
David T. Hung

February 22, 2024	/s/ Kinyip Gabriel Leung	Director
Kinyip Gabriel Leung

February 22, 2024	/s/ Martin J. Madden	Director
Martin J. Madden

February 27, 2025	/s/ Allyson Ocean	Director
Allyson Ocean

February 22, 2024	/s/ Timothy J. Scannell	Director
Timothy J. Scannell

February 22, 2024	/s/ Kristin Stafford	Director
Kristin Stafford

February 22, 2024	/s/ William A. Vernon	Director
William A. Vernon