Form 10-Q
period 2025-03-31
NovoCure Ltd
filed 2025-04-24
CIK 1645113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 18, 2025
Ordinary shares, no par value	111,485,634 Shares

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
These forward-looking statements involve a number of risks and uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Factors which may cause such differences to occur include those risks and uncertainties set forth under Part I, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed on February 27, 2025, as well as other risks and uncertainties set forth from time to time in the reports we file with the Securities and Exchange Commission (the "SEC"). In our prior filings, references to Optune now refer to Optune Gio® and NovoTTF-100L refer to Optune Lua®. We do not intend to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.
i

TRADEMARKS
This Quarterly Report on Form 10-Q includes trademarks of NovoCure Limited and other persons. All trademarks or trade names referred to herein are the property of their respective owners.
ii

Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION
Item 1.  Financial Statements

NOVOCURE LIMITED AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands (except share data)
	March 31, 2025	December 31, 2024
	Unaudited	Audited
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$127,279	$163,767
Short-term investments	801,852	796,106
Restricted cash	2,152	2,327
Trade receivables, net	84,507	74,226
Receivables and prepaid expenses	34,043	35,063
Inventories	39,468	35,086
Total current assets	1,089,301	1,106,575
LONG-TERM ASSETS:
Property and equipment, net	79,599	77,660
Field equipment, net	16,914	14,811
Right-of-use assets	48,511	27,120
Other long-term assets	14,484	14,618
Total long-term assets	159,508	134,209
TOTAL ASSETS	$1,248,809	$1,240,784

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOVOCURE LIMITED AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands (except share data)
	March 31, 2025	December 31, 2024
	Unaudited	Audited
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Convertible note	$558,970	$558,160
Trade payables	95,086	105,086
Other payables, lease liabilities and accrued expenses	89,249	93,130
Total current liabilities	743,305	756,376
LONG-TERM LIABILITIES:
Senior secured credit facility, net	97,450	97,300
Long-term leases	40,310	19,971
Employee benefit liabilities	5,768	6,940
Other long-term liabilities	18	18
Total long-term liabilities	143,546	124,229
TOTAL LIABILITIES	886,851	880,605
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Share capital -
Ordinary shares no par value, unlimited shares authorized; issued and outstanding: 111,482,600 shares and 108,516,819 shares at March 31, 2025 (unaudited) and December 31, 2024, respectively	—	—
Additional paid-in capital	1,554,608	1,519,809
Accumulated other comprehensive income (loss)	(4,201)	(5,500)
Retained earnings (accumulated deficit)	(1,188,449)	(1,154,130)
TOTAL SHAREHOLDERS' EQUITY	361,958	360,179
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,248,809	$1,240,784
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOVOCURE LIMITED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
U.S. dollars in thousands (except share and per share data)
	Three months ended March 31,		Year ended December 31,
	2025	2024	2024
	Unaudited		Audited
Net revenues	$154,994	$138,503	$605,220
Cost of revenues	38,521	33,689	137,181
Gross profit	116,473	104,814	468,039

Operating costs and expenses:
Research, development and clinical studies	53,777	51,598	209,645
Sales and marketing	55,792	55,206	239,063
General and administrative	44,769	39,530	189,827
Total operating costs and expenses	154,338	146,334	638,535

Operating income (loss)	(37,865)	(41,520)	(170,496)
Financial income (expenses), net	7,570	9,878	39,334

Income (loss) before income tax	(30,295)	(31,642)	(131,162)
Income tax	4,024	7,118	37,465
Net income (loss)	$(34,319)	$(38,760)	$(168,627)

Basic and diluted net income (loss) per ordinary share	$(0.31)	$(0.36)	$(1.56)
Weighted average number of ordinary shares used in computing basic and diluted net income (loss) per share	110,281,832	107,266,198	107,834,368
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
U.S. dollars in thousands
	Three months ended March 31,		Year ended December 31,
	2025	2024	2024
	Unaudited		Audited
Net income (loss)	$(34,319)	$(38,760)	$(168,627)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustments	358	(327)	(1,200)
Pension benefit plan	941	1,649	1,169
Total comprehensive income (loss)	$(33,020)	$(37,438)	$(168,658)

NOVOCURE LIMITED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
U.S. dollars in thousands (except share data)
	Ordinary shares	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings (accumulated deficit)	Total shareholders' equity

Balance as of December 31, 2024 (audited)	108,516,819	$1,519,809	$(5,500)	$(1,154,130)	$360,179

Share-based compensation to employees	—	29,552	—	—	29,552
Exercise of options and vested RSUs	2,965,781	5,247	—	—	5,247
Other comprehensive income (loss), net of tax benefit of $0	—	—	1,299	—	1,299
Net income (loss)	—	—	—	(34,319)	(34,319)
Balance as of March 31, 2025 (Unaudited)	111,482,600	$1,554,608	$(4,201)	$(1,188,449)	$361,958

	Ordinary shares	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings (accumulated deficit)	Total shareholders' equity

Balance as of December 31, 2023 (audited)	107,075,754	$1,353,468	$(5,469)	$(985,503)	$362,496

Share-based compensation to employees	—	34,084	—	—	34,084
Exercise of options and vested RSUs	528,020	213	—	—	213
Other comprehensive income (loss), net of tax benefit of $0	—	—	1,322	—	1,322
Net income (loss)	—	—	—	(38,760)	(38,760)
Balance as of March 31, 2024 (Unaudited)	107,603,774	$1,387,765	$(4,147)	$(1,024,263)	$359,355

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOVOCURE LIMITED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands
	Three months ended March 31,		Year ended December 31,
	2025	2024	2024
	Unaudited		Audited
Cash flows from operating activities:
Net income (loss)	$(34,319)	$(38,760)	$(168,627)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,325	2,815	11,235
Accrued Interest	(2,271)	1,622	(651)
Asset write-downs and impairment of field equipment	2,261	194	1,159
Share-based compensation	29,552	34,084	160,035
Foreign currency remeasurement loss (gain)	(49)	613	(227)
Decrease (increase) in accounts receivables and prepaid expenses	(8,606)	(3,275)	(26,358)
Amortization of discount (premium)	(6,654)	(5,381)	(25,644)
Decrease (increase) in inventories	(3,941)	(4,650)	2,568
Decrease (increase) in other long-term assets	2,578	1,174	7,395
Increase (decrease) in accounts payables and accrued expenses	(16,420)	(18,245)	19,106
Increase (decrease) in other long-term liabilities	(1,121)	(1,765)	(6,360)
Net cash provided by (used in) operating activities	(35,665)	(31,574)	(26,369)
Cash flows from investing activities:
Purchase of property, equipment and field equipment	(10,611)	(11,784)	(42,855)
Proceeds from maturity of short-term investments	120,000	258,000	778,000
Purchase of short-term investments	(115,861)	—	(875,387)
Net cash provided by (used in) investing activities	(6,472)	246,216	(140,242)
Cash flows from financing activities:
Proceeds from issuance of shares, net	—	—	4,150
Proceeds from senior secured credit facility, net	—	—	96,922
Repayment and redemption of long-term debt	—	—	(12,913)
Exercise of options	5,247	213	2,156
Net cash provided by (used in) financing activities	5,247	213	90,315
Effect of exchange rate changes on cash, cash equivalents and restricted cash	227	(56)	(174)

Increase (decrease) in cash, cash equivalents and restricted cash	(36,663)	214,799	(76,470)
Cash, cash equivalents and restricted cash at the beginning of the period	166,094	242,564	242,564

Cash, cash equivalents and restricted cash at the end of the period	$129,431	$457,363	$166,094

Supplemental cash flow activities:
Cash paid during the period for:
Income taxes paid (refunded), net	$4,971	$2,914	$23,463
Interest paid	$2,645	$2	$7,714
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$127,279	$453,763	$163,767
Restricted cash	2,152	3,600	2,327

NOVOCURE LIMITED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands
Total cash, cash equivalents and restricted cash	$129,431	$457,363	$166,094
Non-cash activities:
Right-of-use assets obtained (disposed) in exchange for lease liabilities	$23,492	$282	$494
Purchase of property incurred but unpaid at period end	$253	$1,062	$1,619
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
Financial statement preparation. The accompanying unaudited consolidated financial statements include the accounts of the Company and intercompany accounts and transactions have been eliminated. In the opinion of the Company’s management, the unaudited consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation for the periods presented. The preparation of these unaudited consolidated financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in these unaudited consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. These unaudited consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the "2024 10-K") filed with the Securities and Exchange Commission on February 27, 2025.
The significant accounting policies applied in the audited annual consolidated financial statements of the Company as disclosed in the 2024 10-K are applied consistently in these unaudited interim consolidated financial statements.
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
Recently announced accounting pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2023-09 and will adopt it for fiscal year ending December 31, 2025.
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

NOTE 2: CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
Cash equivalents include items almost as liquid as cash, with maturity periods of three months or less when purchased, and short-term investments include items with maturity dates between three months and one year when purchased. As of March 31, 2025 and December 31, 2024, the Company’s cash and cash equivalents and short-term investments were composed of:

	March 31, 2025
	Unaudited
	Fair value level	Adjusted cost basis	Unrealized gains	Unrealized losses	Fair market value	Recorded basis	Cash and cash equivalents	Short-term investments (2)
Cash		$14,347	$—	$—	$14,347	$14,347	$14,347	$—
Money market funds	Level 1	111,032	—	—	111,032	111,032	111,032	—
Certificate of deposits and term deposits	Level 2	174,291	—	—	174,291	174,291	1,900	172,391
HTM securities (1)
U.S. Treasury bills	Level 1	$117,961	$45	$(1)	118,005	117,961	$—	$117,961
Corporate debt securities	Level 2	$511,500	$570	$(25)	512,045	511,500	$—	$511,500

		$629,461	$615	$(26)	$630,050	$629,461	$—	$629,461

Total		$929,131	$615	$(26)	$929,720	$929,131	$127,279	$801,852

	December 31, 2024
	Audited
	Fair value level	Adjusted cost basis	Unrealized gains	Unrealized losses	Fair market value	Recorded basis	Cash and cash equivalents	Short-term investments (2)
Cash		$11,848	$—	$—	$11,848	$11,848	$11,848	$—
Money market funds	Level 1	151,919	—	—	151,919	151,919	151,919	—
Certificate of deposits and term deposits	Level 2	170,120	—	—	170,120	170,120	—	170,120
HTM securities (1)
U.S. Treasury bills	Level 1	$118,618	$93	$(1)	118,710	118,618	$—	$118,618
Government and governmental agencies	Level 2	$—	$—	$—	—	—	$—	$—
Corporate debt securities	Level 2	$507,368	$920	$(119)	508,169	507,368	$—	$507,368

		$625,986	$1,013	$(120)	$626,879	$625,986	$—	$625,986

Total		$959,873	$1,013	$(120)	$960,766	$959,873	$163,767	$796,106
(1)    Changes in fair value of held-to-maturity ("HTM") securities are presented for disclosure purposes as required by ASC 320 "Investments — Debt Securities" and are recorded as finance expenses only if the unrealized loss is identified as a credit loss.

(2)    Pursuant to a bank guaranty agreement, $16,231 of short-term investments are pledged. See Note 4.
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
As of March 31, 2025 and December 31, 2024, all investments mature in one year or less.
Unrealized losses from debt securities are primarily attributable to changes in interest rates. The Company does not believe any remaining unrealized losses represent impairments based on the evaluation of available evidence.

NOTE 3: INVENTORIES
Inventories are stated at the lower of cost or net realizable value. The weighted average methodology is applied to determine cost. As of March 31, 2025 and December 31, 2024, the Company’s inventories were composed of:

	March 31, 2025	December 31, 2024
	Unaudited	Audited
Raw materials	$4,000	$4,004
Work in progress	5,541	7,969
Finished products	29,928	23,113
Total	$39,468	$35,086

NOTE 4: COMMITMENTS AND CONTINGENT LIABILITIES
Operating Leases. The facilities of the Company are leased under various operating lease agreements for periods, including options for extensions, ending no later than 2044. The Company also leases motor vehicles under various operating leases, which expire on various dates, the latest of which is in 2028.
Pledged deposits and bank guarantees. As of March 31, 2025 and December 31, 2024, the Company pledged bank deposits of $4,740 and $4,909, respectively, to cover bank guarantees in respect of its leases of operating facilities and obtained bank guarantees for the fulfillment of the Company’s lease and other contractual commitments of $5,110 and $5,285, respectively. In addition, €15,000 ($16,231) of the Company's short term investments are pledged to a bank as guarantee for the Company's due execution of cash concentration agreements.
Legal Proceedings. In June 2023, a putative class action lawsuit was filed against the Company, its former Executive Chairman and its Chief Executive Officer. The complaint, later amended to add our former Chief Financial Officer as a defendant, which purports to be brought on behalf of a class of persons and/or entities who purchased or otherwise acquired ordinary shares of the Company from January 5, 2023 through June 5, 2023, alleges material misstatements and/or omissions in the Company’s public statements with respect to the results from its phase 3 LUNAR clinical trial. On March 18, 2025, the court granted the Company's motion to dismiss the complaint. The Plaintiffs have until May 8, 2025 to appeal the court's ruling. The Company believes that the action is without merit and plans to defend the lawsuit vigorously. As of March 31, 2025, the Company has not accrued any amounts in respect of this claim, as it believes liability is not probable and the amount of any potential liability cannot be reasonably estimated.
NOTE 5: LONG-TERM DEBT, NET
a.Convertible notes
On November 5, 2020, the Company issued $575,000 aggregate principal amount of 0% Convertible Senior Notes due 2025 (the “Notes”).
The Notes mature on November 1, 2025, unless earlier repurchased, redeemed or converted as set forth in the Notes. As of March 31, 2025, the conditions allowing holders of the Notes to convert were not met.

In June 2024 the Company redeemed $14,055 of Notes in consideration of $12,913. The gain from redemption was reported as finance income in accordance with ASC 470 "Debt with Conversion and Other Options".
The net carrying amount of the liability of the Notes as of March 31, 2025 and December 31, 2024 are as follows:

	March 31, 2025	December 31, 2024
	Unaudited	Audited
Liability component, net:
Principal amount	$560,945	$560,945
Unamortized issuance costs	(1,975)	(2,785)
Net carrying amount of liability component (1)	$558,970	$558,160

Presented as:
Short-term liability (2)	$558,970	$558,160
(1) An effective interest rate determines the fair value of the Notes, therefore they are categorized as Level 3 in accordance with ASC 820. The estimated fair value of the net carrying amount of liability component of the Notes as of March 31, 2025 and December 31, 2024 were $536,002 and $526,434, respectively.
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
Finance expense related to the Notes was as follows:

	Three months ended March 31,		Year ended December 31, 2024
	2025	2024
	Unaudited		Audited
Gain from redemption of Notes	—	—	(1,142)
Amortization of debt issuance costs	810	830	3,393
Total finance expenses (income) recognized	$810	$830	$2,251
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
As of March 31, 2025 the Company had borrowed the Tranche A Loan in the principal amount of $100,000.

	March 31, 2025	December 31, 2024
	Unaudited	Audited
Liability component, net:
Principal amount	$100,000	$100,000
Unamortized issuance costs	(2,550)	(2,700)
Net carrying amount of liability component (1)	$97,450	$97,300
(1) An effective interest rate determines the fair value of the Notes, therefore they are categorized as Level 3 in accordance with ASC 820. The estimated fair value of the net carrying amount of liability component of the Notes as of March 31, 2025 and December 31, 2024 were $109,296 and $112,836, respectively.
The net carrying amount of the liability is represented by the principal amount of the Notes, less total issuance costs plus any amortization of issuance costs. The total issuance costs upon issuance of the Notes were $3,078 and are amortized to interest expense using the effective interest rate method over the contractual term of the Notes. For purposes of calculating the net carrying amount, the annual effective interest rate is assumed to be 12.5% over the remaining contractual term of the Notes.
Finance expense related to the Facility was as follows:

	Three months ended March 31,		Year ended December 31, 2024
	2025	2024
	Unaudited		Audited
Interest	2,640	—	7,693
Amortization of debt issuance costs	150	—	378
Total finance expense recognized	$2,790	$—	$8,071

NOTE 6: REVENUE RECOGNITION
a.     Net revenues
The Company’s net revenues by geographic region, based on the patient’s location are summarized as follows:

	Three months ended March 31,		Year ended December 31,
	2025	2024	2024
United States	$93,154	$90,543	$391,801
International markets:
Germany	18,718	15,747	65,263
France	17,859	10,488	55,730
Japan	8,709	7,817	32,569
Other international markets	11,937	8,971	42,471
International markets - Total	57,223	43,023	196,033

Greater China (1)	4,617	4,937	17,386

Total net revenues	$154,994	$138,503	$605,220
(1) For additional information, see Notes 12 and 13 to the Consolidated Financial Statements in the 2024 10-K.

The Company's net revenues by performance period are as follows:

	Three months ended March 31,		Year ended December 31,
	2025	2024	2024
Net revenues recognized in the reporting period from performance obligations satisfied in:
Reporting period	$144,418	$129,256	$568,819
Previous periods	10,576	9,247	36,401
Total net revenues	$154,994	$138,503	$605,220
b.     Contract balances
The following table provides information about trade receivables, unbilled receivables and contract liabilities from contracts with customers:

	March 31, 2025	December 31, 2024
	Unaudited	Audited
Trade receivables	$77,944	$68,501
Unbilled receivables	$6,563	$5,725
Deferred revenues (short-term contract liabilities)	$(14,752)	$(14,225)
During the three months ended March 31, 2025 and 2024 and the year ended December 31, 2024 the Company recognized $14,225, $16,224 and $16,224, respectively, which were included in the deferred revenues (short-term contract liability) balance at January 1, 2025 and 2024.

NOTE 7: SHARE OPTION PLANS AND ESPP
In April 2024, the Company adopted the 2024 Omnibus Incentive Plan (the "2024 Plan"), which replaced the 2015 Omnibus Incentive Plan (the "2015 Plan"), effective June 5, 2024 (the "Effective Date") following approval from the

Company's shareholders. Under the 2024 Plan, the Company can issue various types of equity compensation awards such as share options, restricted shares, performance shares, restricted share units (“RSUs”), performance-based share units (“PSUs”), long-term cash awards and other share-based awards. The total number of shares of the Company’s ordinary shares that may be granted under the 2024 Plan consists of (i) up to 9,000,000 ordinary shares (reduced by 433,018 shares subject to awards granted under the 2015 Plan after April 2, 2024), all of which were available under the 2015 Plan and which ceased to be available for future awards under the 2015 Plan as of the Effective Date and (ii) the number of undelivered shares subject to outstanding awards under the 2015 Plan that become available for future awards under the 2024 Plan as provided for in the 2024 Plan.
Options granted under the 2024 Plan generally will have a two-year or four-year vesting period and expire ten years after the date of grant. Options granted under the 2015 Plan and 2024 Plan that are canceled or forfeited before expiration become available for future grants under the 2024 Plan. RSUs granted under the 2024 Plan generally will vest over a three-year period. PSUs granted under the 2024 Plan generally will vest between a three - and six-year period as performance targets are attained. RSUs and PSUs granted under the 2015 Plan and 2024 Plan that are canceled before expiration become available for future grants under the 2024 Plan.
As of March 31, 2025, 5,588,133 ordinary shares were available for grant under the 2024 Plan.
A summary of the status of the Company’s option plans as of March 31, 2025 and changes during the period then ended is presented below:

	Three months ended March 31, 2025
	Unaudited
	Number of options	Weighted average exercise price
Outstanding at beginning of year	11,315,468	$31.41
Granted	794,616	18.19
Exercised	(348,141)	15.07
Forfeited and canceled	(171,758)	40.16
Outstanding as of March 31, 2025	11,590,185	$30.86

Exercisable options	7,376,472	$35.29
A summary of the status of the Company’s RSUs and PSUs as of March 31, 2025 and changes during the period then ended is presented below.

	Three months ended March 31, 2025
	Unaudited
	Number of RSU/PSUs	Weighted average grant date fair value
Unvested at beginning of year	12,066,515	$27.19
Granted	4,907,169	19.14
Vested	(2,617,640)	23.57
Forfeited and cancelled	(447,281)	49.37
Unvested as of March 31, 2025 (1)	13,908,763	24.32

(1) Includes PSUs that have a mix of service, market and other milestone performance vesting conditions which are vested upon achievements of performance milestones that are not probable as of March 31, 2025, in accordance with ASC 718 "Compensation — Stock Compensation" as follows:

March 31, 2025
Number of PSUs	Fair value at grant date per PSU	Total fair value at grant date
704,493	$16.30	$11,483
1,154,720	18.19	21,004
21,653	19.44	421
901,284	48.16	43,406
92,241	76.97	7,100
2,874,391		$83,414
These PSUs will be expensed over the performance period when the vesting conditions become probable in accordance with ASC 718.
In September 2015, the Company adopted an employee share purchase plan (“ESPP”) to encourage and enable eligible employees to acquire ownership of the Company’s ordinary shares purchased through accumulated payroll deductions on an after-tax basis. In the United States, the ESPP is intended to be an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code and the provisions of the ESPP are construed in a manner consistent with the requirements of such section. As of March 31, 2025, 6,507,843 ordinary shares were available to be purchased by eligible employees under the ESPP.
The fair value of share-based awards was estimated using the Black-Scholes model for all equity grants. For market condition awards, the Company also applied the Monte-Carlo simulation model. The Company assessed fair value using the following underlying assumptions:

	Three months ended March 31,		Year ended December 31, 2024
	2025	2024
	Unaudited		Audited
Stock Option Plans
Expected term (years)	5.79	5.73	5.50-5.73
Expected volatility	75%	71%-72%	71%-73%
Risk-free interest rate	4.01%	3.88%-4.28%	3.88%-4.43%
Dividend yield	0.00%	0.00%	0.00%
ESPP
Expected term (years)	0.50	0.50	0.50
Expected volatility	89%	90%	73%-90%
Risk-free interest rate	4.16%	5.13%	5.13%-5.23%
Dividend yield	0.00%	0.00%	0.00%
The total non-cash share-based compensation expense related to all of the Company’s equity-based awards recognized for the three months ended March 31, 2025 and 2024, and the year ended December 31, 2024 was:

	Three months ended March 31,		Year ended December 31, 2024
	2025	2024
	Unaudited		Audited
Cost of revenues	$1,102	$1,747	$6,873
Research, development and clinical studies	6,201	8,610	32,716
Sales and marketing	8,517	11,048	43,097
General and administrative	13,732	12,679	77,349
Total share-based compensation expense	$29,552	$34,084	$160,035

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
The following table sets forth the computation of the Company’s basic and diluted net income (loss) per ordinary share:

	Three months ended March 31,		Year ended December 31, 2024
	2025	2024
	Unaudited		Audited
Net income (loss) attributable to ordinary shares as reported used in computing basic and diluted net income (loss) per share	$(34,319)	$(38,760)	$(168,627)

Weighted average number of ordinary shares used in computing diluted net income (loss) per share	110,281,832	107,266,198	107,834,368

Potentially anti-dilutive shares that were excluded from the computation of basic net income (loss) per share:
Options	5,736,344	8,246,017	9,558,506
RSUs and PSUs	5,474,032	4,375,948	4,560,415
ESPP	72,059	99,055	222,451
Weighted anti-dilutive shares outstanding which were not included in the diluted calculation	11,282,435	12,721,020	14,341,372

Basic and diluted net income (loss) per ordinary share	$(0.31)	$(0.36)	$(1.56)

NOTE 9: SUPPLEMENTAL INFORMATION
The Company operates in a single reportable segment.
The following table presents long-lived assets by location:

	March 31, 2025	December 31, 2024
	Unaudited	Audited
United States	$64,259	$62,897
Israel	15,350	16,120
Switzerland	50,510	27,014
Others	14,905	13,560
Total long lived assets	$145,024	$119,591

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist you in better understanding and evaluating our financial condition and results of operations. We encourage you to read this MD&A in conjunction with our unaudited consolidated financial statements and the notes thereto for the period ended March 31, 2025 included in Part I, Item 1 of this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Please refer to the information under the heading “Cautionary Note Regarding Forward-Looking Statements” elsewhere in this report. References to the words “we,” “our,” “us,” and the “Company” in this report refer to NovoCure Limited, including its consolidated subsidiaries.
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
The critical accounting policies requiring estimates, assumptions and judgments that we believe have the most significant impact on our consolidated financial statements can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the "2024 10-K"). For additional information, see Note 1 to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report. There were no other material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our 2024 10-K.
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
Optune Gio is approved by the U.S. Food and Drug Administration ("FDA") under the Premarket Approval ("PMA") pathway for the treatment of adult patients with newly diagnosed glioblastoma ("GBM") together with temozolomide, a chemotherapy drug, and for adult patients with GBM following confirmed recurrence after chemotherapy as monotherapy treatment. We also have a CE certificate to market Optune Gio for the treatment of GBM in the European Union ("EU"), as well as approval or local registration in the United Kingdom ("UK"), Japan, Canada and certain other countries. Optune Lua is approved by the FDA under the PMA pathway for the treatment of adult patients with metastatic non-small cell lung cancer ("NSCLC") concurrent with PD-1/PD-L1 inhibitors or docetaxel following progression on or after a platinum-based regimen. Optune Lua is also approved under the Humanitarian Device Exemption ("HDE") pathway for the treatment of adult patients with malignant pleural mesothelioma or pleural mesothelioma (together, "MPM") together with standard chemotherapies. We have also received CE certification in the EU and approval or local registration to market Optune Lua in certain other countries for the treatment of MPM. We have also received CE certification for the use of Optune Lua for the treatment of adult patients with metastatic NSCLC concurrently with immune checkpoint inhibitors or docetaxel who have progressed on or after a platinum-based regimen. We have initiated the local registration requirements for Optune Lua for NSCLC in Germany and are preparing for launch.
We market Optune Gio and Optune Lua in multiple countries around the globe with the majority of our revenues coming from the use of Optune Gio in the U.S., Germany, France and Japan. We are actively evaluating opportunities to expand our international footprint.
We are actively pursuing contracts with payers to expand access to Optune Lua for patients with NSCLC and MPM and in the meantime we will bill and seek reimbursement from payers on an individual case basis, as applicable.
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
In April 2025, we announced that the results of the PANOVA-3 trial will be presented for the first time at the 2025 American Society of Clinical Oncology Annual Meeting in May 2025.
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
In 2018, we granted Zai Lab (Shanghai) Co., Ltd. ("Zai") a license to commercialize our Products in China, Hong Kong, Macau and Taiwan ("Greater China") under a License and Collaboration Agreement (the "Zai Agreement"). The Zai Agreement also establishes a development partnership intended to accelerate the development of TTFields therapy in multiple solid tumor cancer indications. For additional information, see Note 13 to the Consolidated Financial Statements.
Effective January 1, 2025, Ashley Cordova became our Chief Executive Officer (CEO), succeeding Asaf Danziger who retired at year-end 2024. Prior to becoming our CEO, Ms. Cordova served as our Chief Financial Officer (CFO) since 2020. Mr. Danziger now serves as Senior Advisor through 2026, and continues to serve on Novocure’s Board of Directors. Also effective January 1, 2025, Christoph Brackmann became our CFO. Mr. Brackmann joined us in October 2024 as a Senior Finance Advisor. Prior to joining Novocure, Mr. Brackmann served as Senior Vice President, Finance at Moderna Inc. from October 2019 to June 2024.

We view our operations and manage our business in one operating segment. For the three months ended March 31, 2025, our net revenues were $155.0 million. Our net loss for the three months ended March 31, 2025 was $34.3 million. As of March 31, 2025, we had an accumulated deficit of $1,188.4 million.
Impact of Current Events
Conflict in Israel
On October 7, 2023, the State of Israel was attacked and is in a state of war. As of the date of this filing, we believe that there is no immediate risk to our business facilities or operations. Our supply chain teams have increased stock levels to mitigate distribution and service risks from our suppliers in Israel.
Recent Changes to U.S. Tariff Rates
The manufacturing of our Products and associated accessories are fully outsourced to third parties across multiple countries. In recent years, in anticipation of active patient growth and new indication launches, we began onboarding additional suppliers and/or supply nodes to increase the resilience of our network. As an example, we are in the process of adding production capacity in Mexico and Ireland. This also helps us now to provide optionality around supply routes to optimize our cost structure, including the emerging tariff landscape.
In March and April 2025, the U.S. increased tariff rates on imported goods from numerous countries. At that time, our most significant tariff exposure resulted from the import of arrays into the U.S. from Israel, which was subject to a 17% tariff rate. This is compared to zero percent tariff rate prior to April 2025. On April 9, the U.S. temporarily delayed implementation of all new tariffs by 90 days, resulting in a 10% tariff for most countries.
If the tariffs return to the pre-April 9 rates after the pause expires, our current analysis of the global tariff environment leads us to estimate that import duties could increase by as much as $11 million in 2025. If the pause continues through the end of 2025, we estimate an $8 million impact.
The global tariff environment is changing rapidly, and we cannot be assured that we will not ultimately be negatively impacted further by these changes. We continue to focus on opportunities to mitigate negative impacts and increase efficiencies and scale within our supply chain.

Commentary on Results of Operations
Net revenues. Our revenues are primarily derived from patients using our Products in our active markets. We charge for treatment with our Products on a monthly basis. Our potential net revenues per patient are determined by our ability to secure payment, the monthly fee we collect and the number of months that the patient remains on therapy. In the case of a new indication launch such as Optune Lua, it can take time for us to generate the claims history needed for a reasonable estimate of collections that will enable us to recognize revenues upon billing without waiting for a final collection of the claim. Until that time, our revenue from NSCLC claims will be recognized in the period of cash collection.
We also recognize revenues pursuant to the Zai Agreement. For additional information regarding the Zai Agreement, see Note 13 to the annual Consolidated Financial Statements in our 2024 10-K.
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

Results of Operations
The following discussion provides an analysis of our results of operations and reasons for material changes therein for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. The tables contained in this section report U.S. dollars in thousands (except share, patient, and prescription data). The following table sets forth our consolidated statements of operations data:

	Three months ended March 31,
	2025	2024
	Unaudited
Net revenues	$154,994	$138,503
Cost of revenues	38,521	33,689
Gross profit	116,473	104,814

Operating costs and expenses:
Research, development and clinical studies	53,777	51,598
Sales and marketing	55,792	55,206
General and administrative	44,769	39,530
Total operating costs and expenses	154,338	146,334

Operating income (loss)	(37,865)	(41,520)
Financial income (expenses), net	7,570	9,878

Income (loss) before income taxes	(30,295)	(31,642)
Income taxes	4,024	7,118
Net income (loss)	$(34,319)	$(38,760)

Basic and diluted net income (loss) per ordinary share	$(0.31)	$(0.36)
Weighted average number of ordinary shares used in computing basic and diluted net income (loss) per share	110,281,832	107,266,198

The following table details the share-based compensation expense included in costs and expenses:

	Three months ended March 31,
	2025	2024
	Unaudited
Cost of revenues	$1,102	$1,747
Research, development and clinical studies	6,201	8,610
Sales and marketing	8,517	11,048
General and administrative	13,732	12,679
Total share-based compensation expense	$29,552	$34,084

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
The following table includes certain commercial operating statistics for and as of the end of the periods presented.

	March 31,
	2025			2024
	CNS	Lung	Total	CNS		Lung	Total
Active patients at period end (1)
United States	2,157	74	2,231	2,122		15	2,137
International markets:
Germany	573	21	594	531	520	9	540
France	463	—	463	318		—	318
Japan	445	—	445	379		—	379
Other international	524	11	535	469		2	471
International markets - Total	2,005	32	2,037	1,697		11	1,708

	4,162	106	4,268	3,819		26	3,845

	Three months ended March 31,
	2025			2024
	CNS	Lung	Total	CNS	Lung	Total
Prescriptions received in period (2)
United States	908	94	1,002	985	5	990
International markets:
Germany	198	28	226	195	11	206
France	207	—	207	186	—	186
Japan	118	—	118	91	—	91
Other international	177	5	182	167	3	170
International markets - Total	700	33	733	639	14	653

	1,608	127	1,735	1,624	19	1,643

(1) Lung includes both active patients in NSCLC and MPM. Worldwide, there were 44 and 26 active MPM patients on therapy as of as of March 31, 2025 and 2024 and 62 active NSCLC patients on therapy as of as of March 31, 2025.

(2) Lung includes both prescriptions for NSCLC and MPM. Worldwide, 35 and 19 MPM prescriptions were received in the three months ended March 31, 2025 and 2024 and 92 NSCLC prescriptions were received in the three months ended March 31, 2025.

Three months ended March 31, 2025 compared to three months ended March 31, 2024

	Three months ended March 31,
	2025	2024	% Change
Net revenues	$154,994	$138,503	12%
Net revenues. Net revenues increased 12% to $155.0 million for the three months ending March 31, 2025 from $138.5 million for the same period in 2024. For the three months ended March 31, 2025, the increase resulted from active patient growth of 11% and reimbursement improvements across geographic markets. In EMEA, the increase primarily resulted from $7.4 million from continued growth in France, a $3.0 million increase in Germany due to active patient and approval rate increases, and a $3.0 million increase from other European active markets due to active patient growth and receipt of aged collections. In the U.S., net revenues for the period increased $2.6 million from the same period in 2024. Recognized revenue from Optune Lua in the quarter was $1.5 million, including $0.8 million from MPM, and $0.7 million from NSCLC.

	Three months ended March 31,
	2025	2024	% Change
Cost of revenues	$38,521	$33,689	14%
Cost of revenues. For the three months ended March 31, 2025, the increase in cost of revenues was primarily due to 11% growth in active patients and higher average array costs driven by the new array roll-out and the NSCLC launch.
Excluding sales to Zai, cost of revenues per active patient per month was $2,794 for the three months ended March 31, 2025, an increase of 3% from $2,715 for the same period in 2024, primarily due to higher average array costs driven by the new array roll-out and the NSCLC launch. Cost of revenues per active patient is calculated by dividing the cost of revenues for the quarter less equipment sales to Zai for the quarter by the average of the active patients at the end of the prior quarter and the ending active patients in the current quarter. This quarterly figure is then divided by three to estimate the monthly cost of revenues per active patient. Sales to Zai are deducted because they are sold at cost and in anticipation of future royalties from Zai, and Zai patient counts are not included in our active patient population. Cost of products sold to Zai totaled $3.3 million for the three months ended March 31, 2025 compared to $2.7 million for the three months ended March 31, 2024.
Gross margin was 75% for the three months ended March 31, 2025 compared to 76% for the three months ended March 31, 2024. The reduction in gross margin is due to the aforementioned cost of revenue increase and the completion of the Zai up front license and milestone fees recognition. We expect that our gross margins will continue to be impacted by current and future product enhancements, such as the launch of our new arrays in the U.S. and our launch in NSCLC, as well as by the changing tariff landscape. We continue to focus on opportunities to increase efficiencies and scale within our supply chain. This includes evaluating new materials, manufacturers, and processes that could lead to lower costs.

Operating Expenses.

	Three months ended March 31,
	2025	2024	% Change
Research, development and clinical studies	$53,777	$51,598	4%
Sales and marketing	55,792	55,206	1%
General and administrative	44,769	39,530	13%
Total operating expenses	$154,338	$146,334	5%
Research, development and clinical study expenses. Research, development and clinical study expenses increased 4% to $53.8 million for the three months ended March 31, 2025 from $51.6 million for the same period in 2024. For the three months ended March 31, 2025, the change was primarily due to a $2.5 million increase in direct clinical trial expenses related to the ramp up of the LUNAR-2, LUNAR-4, and KEYNOTE D58 trials. Total research and development expenses can fluctuate quarter-to-quarter dependent upon the amount of clinical research organization services delivered, clinical materials procured and the number of trials actively underway within a given quarter.
Sales and marketing expenses. Sales and marketing expenses increased 1% to $55.8 million for the three months ended March 31, 2025 from $55.2 million for the same period in 2024. For the three months ended March 31, 2025, the change was primarily driven by higher costs associated with the expansion of the sales force for NSCLC,
General and administrative expenses. General and administrative expenses increased 13% to $44.8 million for the three-month period ended March 31, 2025 from $39.5 million for the same period in 2024. For the three months ended March 31, 2025, these changes were primarily due to a $2.3 million one-time expense to retire a production line related to supply chain optimization efforts and higher personnel and professional service expenses to support the NSCLC launch and preparations for potential future indications.

	Three months ended March 31,
	2025	2024	% Change
Financial income (expenses), net	$7,570	$9,878	(23)%
Financial income (expenses), net. Financial income decreased $2.3 million or 23%, to $7.6 million for the three months ended March 31, 2025 from $9.9 million in income for the same period in 2024, primarily due to $2.6 million in higher interest expenses related to our senior secured credit facility,

	Three months ended March 31,
	2025	2024	% Change
Income taxes	$4,024	$7,118	(43)%
Income taxes. Income taxes decreased 43% to $4.0 million for the three months ended March 31, 2025 from $7.1 million for the same period in 2024. The change is driven primarily by an increase in tax benefits from share-based compensation deductions in the period.
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

	Three months ended March 31,
	2025	2024	% Change
Net income (loss)	$(34,319)	$(38,760)	(11)%
Add: Income tax	4,024	7,118	(43)%
Add: Financial expenses (income), net	(7,570)	(9,878)	(23)%
Add: Depreciation and amortization	3,325	2,815	18%
EBITDA	$(34,540)	$(38,705)	(11)%
Add: Share-based compensation	29,552	34,084	(13)%
Adjusted EBITDA	$(4,988)	$(4,621)	8%
Adjusted EBITDA decreased by 8% to $(5.0) million for the three months ended March 31, 2025 from $(4.6) million for the same period in 2024. For three months ended March 31, 2025, the change in adjusted EBITDA was primarily driven by revenue growth from increasing active patients and reimbursement improvements globally. The revenue increase drove a $11.7 million increase in gross profit. The gross profit increase was offset by increased operating expenses, primarily due to our launch in NSCLC and ramp up of clinical trials. We intend to take actions that prioritize growth and maintain financial health and flexibility as we position our company for future profitability.

Liquidity and Capital Resources
We have incurred significant losses and cumulative negative cash flows from operations since our founding in 2000. As of March 31, 2025, we had an accumulated deficit of $1,188.4 million. To date, we have primarily financed our operations through the exercise of options, issuance and sale of equity and the proceeds from long-term loans.
At March 31, 2025, we had $929.1 million in cash, cash equivalents and short-term investments, a decrease of $30.7 million compared to $959.9 million at December 31, 2024, primarily caused by by net cash used in operations and used in investing activities. We believe our cash, cash equivalents and short-term investments as of March 31, 2025 are sufficient for our operations for at least the next 12 months based on our existing business plan and our ability to control the timing of significant expense commitments. We expect that our operating expenses will continue to increase over the next several years and may outpace our gross profit as we prepare to expand into additional indications beyond CNS and Lung. As a result, we may need to raise additional capital to fund our operations.
The following summary of our cash flows for the periods indicated has been derived from our unaudited consolidated financial statements, which are included elsewhere in this Quarterly Report:

	Three months ended March 31,
	2025	2024	Change	% Change
Net cash provided by (used in) operating activities	$(35,665)	$(31,574)	$(4,091)	13%
Net cash provided by (used in) investing activities	(6,472)	246,216	(252,688)	(103)%
Net cash provided by financing activities	5,247	213	5,034	2363%
Effect of exchange rate changes on cash and cash equivalents	227	(56)	283	(505)%
Net increase (decrease) in cash, cash equivalents and restricted cash	$(36,663)	$214,799	$(251,462)	(117)%
Operating activities. Net cash used in or provided by operating activities represents our net income (loss) for the periods presented, share-based compensation and depreciation and amortization. Operating cash flows are also impacted by changes in working capital as a result of collections from trade receivables and payments of accounts payables.

Net cash used in operating activities increased by $4.1 million from $31.6 million net cash used in operating activities for the three months ended March 31, 2024 to $35.7 million net cash used in operating activities for the three months ended March 31, 2025. This was a result of a $4.4 million reduction in net loss, offset by an $8.0 million decrease in expenses consisting of $4.5 million of shared-based compensation and $3.9 million of accrued interest, a $2.8 million increase in working capital primarily driven by a $5.3 million increase in accounts receivable offset by an $1.8 million increase in accounts payable and accrued expenses, and a decrease of $1.4 million in other long term assets and an increase of $0.6 million in other long-term liabilities.
Investing activities. Our investing activities consist primarily of investments in and redemptions of our short-term investments as well as investments in property and equipment.
Net cash used in investing activities was $6.5 million for the three months ended March 31, 2025, compared to $246.2 million provided by investing activities for the three months ended March 31, 2024. The $6.5 million net cash used in investing activities for the three months ended March 31, 2025 was primarily attributable to $4.1 million of net proceeds of short term investments and the purchase of $10.6 million of property and equipment. The $246.2 million net cash provided by investing activities for the three months ended March 31, 2024 was primarily attributable to $258.0 million of net proceeds from maturity of short term investments and by the purchase of $11.8 million of property and equipment.
Financing activities. Net cash provided by financing activities was $5.2 million for the three months ended March 31, 2025, as compared to $0.2 million provided by financing activities for the three months ended March 31, 2024, attributable to the exercise of options under the Company's share option plan.
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
For more information, see Note 10a. to the Consolidated Financial Statements in the 2024 10-K.
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
Contractual Obligations and Commitments
There have been no material changes from the information disclosed in our 2024 10-K.
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements as defined under U.S. Securities and Exchange Commission (“SEC”) rules.
Item 3.  Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes from the information disclosed in our 2024 10-K.
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.  Legal Proceedings
In June 2023, a putative class action lawsuit was filed against the Company, its Executive Chairman and its former Chief Executive Officer. The complaint, later amended to add our former Chief Financial Officer as a defendant, which purports to be brought on behalf of a class of persons and/or entities who purchased or otherwise acquired ordinary shares of the Company from January 5, 2023 through June 5, 2023, alleges material misstatements and/or omissions in the Company’s public statements with respect to the results from its phase 3 LUNAR clinical trial. On March 18, 2025, the court granted the Company's motion to dismiss the complaint. The Plaintiffs have until May 8, 2025 to appeal the court's ruling. The Company believes that the action is without merit and plans to defend the lawsuit vigorously.
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
Item 1A.  Risk Factors
There have been no material changes to our risk factors disclosed in Part I, Item 1A “Risk Factors” in the 2024 10-K.
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
During the three-month period ending March 31, 2025 neither we nor any of our executive officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that are intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) promulgated under the Securities Exchange Act of 1934, as amended or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 6.  Exhibits
EXHIBIT INDEX

Exhibit Number		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Date	Number
10.1	Employment Agreement between Uri Weinberg and Novocure GmbH effective as of August 1, 2024#				X
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X
32.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X
32.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X
101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Extension Presentation Linkbase Document				X
104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101)				X
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

NovoCure Limited

Date: April 24, 2025	/s/ Christoph Brackmann
Christoph Brackmann Chief Financial Officer (principal financial and accounting officer and duly authorized officer)