Form 10-Q
period 2025-06-30
NovoCure Ltd
filed 2025-07-24
CIK 1645113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 18, 2025
Ordinary shares, no par value	111,799,290 Shares

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
ii

Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION
Item 1.  Financial Statements

NOVOCURE LIMITED AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands (except share data)
	June 30, 2025	December 31, 2024
	Unaudited	Audited
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$149,624	$163,767
Short-term investments	761,901	796,106
Restricted cash	2,509	2,327
Trade receivables, net	89,915	74,226
Receivables and prepaid expenses	39,139	35,063
Inventories	40,211	35,086
Total current assets	1,083,299	1,106,575
LONG-TERM ASSETS:
Property and equipment, net	80,333	77,660
Field equipment, net	18,591	14,811
Right-of-use assets	48,089	27,120
Other long-term assets	15,563	14,618
Total long-term assets	162,576	134,209
TOTAL ASSETS	$1,245,875	$1,240,784

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOVOCURE LIMITED AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands (except share data)
	June 30, 2025	December 31, 2024
	Unaudited	Audited
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Convertible note	$559,790	$558,160
Trade payables	103,678	105,086
Other payables, lease liabilities and accrued expenses	86,166	93,130
Total current liabilities	749,634	756,376
LONG-TERM LIABILITIES:
Senior secured credit facility, net	97,609	97,300
Long-term leases	42,853	19,971
Employee benefit liabilities	6,320	6,940
Other long-term liabilities	18	18
Total long-term liabilities	146,800	124,229
TOTAL LIABILITIES	896,434	880,605
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Share capital -
Ordinary shares no par value, unlimited shares authorized; issued and outstanding: 111,798,690 shares and 108,516,819 shares at June 30, 2025 (unaudited) and December 31, 2024, respectively	—	—
Additional paid-in capital	1,583,138	1,519,809
Accumulated other comprehensive income (loss)	(5,109)	(5,500)
Retained earnings (accumulated deficit)	(1,228,588)	(1,154,130)
TOTAL SHAREHOLDERS' EQUITY	349,441	360,179
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,245,875	$1,240,784
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOVOCURE LIMITED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
U.S. dollars in thousands (except share and per share data)
	Three months ended June 30,		Six months ended June 30,		Year ended December 31,
	2025	2024	2025	2024	2024
	Unaudited		Unaudited		Audited
Net revenues	$158,805	$150,356	$313,799	$288,859	$605,220
Cost of revenues	41,472	34,654	79,993	68,343	137,181
Gross profit	117,333	115,702	233,806	220,516	468,039

Operating costs and expenses:
Research, development and clinical studies	55,833	54,955	109,610	106,553	209,645
Sales and marketing	57,066	56,616	112,858	111,822	239,063
General and administrative	43,955	37,711	88,724	77,241	189,827
Total operating costs and expenses	156,854	149,282	311,192	295,616	638,535

Operating income (loss)	(39,521)	(33,580)	(77,386)	(75,100)	(170,496)
Financial income (expenses), net	4,542	10,851	12,112	20,729	39,334

Income (loss) before income tax	(34,979)	(22,729)	(65,274)	(54,371)	(131,162)
Income tax	5,160	10,646	9,184	17,764	37,465
Net income (loss)	$(40,139)	$(33,375)	$(74,458)	$(72,135)	$(168,627)

Basic and diluted net income (loss) per ordinary share	$(0.36)	$(0.31)	$(0.67)	$(0.67)	$(1.56)
Weighted average number of ordinary shares used in computing basic and diluted net income (loss) per share	111,572,191	107,700,284	110,930,576	107,483,241	107,834,368
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
U.S. dollars in thousands
	Three months ended June 30,		Six months ended June 30,		Year ended December 31,
	2025	2024	2025	2024	2024
	Unaudited		Unaudited		Audited
Net income (loss)	$(40,139)	$(33,375)	$(74,458)	$(72,135)	$(168,627)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustments	(39)	102	319	(225)	(1,200)
Pension benefit plan	(869)	530	72	2,179	1,169
Total comprehensive income (loss)	$(41,047)	$(32,743)	$(74,067)	$(70,181)	$(168,658)

NOVOCURE LIMITED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
U.S. dollars in thousands (except share data)
	Ordinary shares	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings (accumulated deficit)	Total shareholders' equity

Balance as of December 31, 2024 (audited)	108,516,819	$1,519,809	$(5,500)	$(1,154,130)	$360,179

Share-based compensation to employees	—	29,552	—	—	29,552
Exercise of options and vested RSUs	2,965,781	5,247	—	—	5,247
Other comprehensive income (loss), net of tax benefit of $0	—	—	1,299	—	1,299
Net income (loss)	—	—	—	(34,319)	(34,319)
Balance as of March 31, 2025 (Unaudited)	111,482,600	$1,554,608	$(4,201)	$(1,188,449)	$361,958

Share-based compensation to employees	—	26,143	—	—	26,143
Proceeds from issuance of shares	141,192	2,136	—	—	2,136
Exercise of options and vested RSUs	174,898	251		—	251
Other comprehensive income (loss), net of tax benefit of $0	—	—	(908)	—	(908)
Net income (loss)	—	—	—	(40,139)	(40,139)
Balance as of June 30, 2025 (Unaudited)	111,798,690	$1,583,138	$(5,109)	$(1,228,588)	$349,441

	Ordinary shares	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings (accumulated deficit)	Total shareholders' equity

Balance as of December 31, 2023 (audited)	107,075,754	$1,353,468	$(5,469)	$(985,503)	$362,496

Share-based compensation to employees	—	34,084	—	—	34,084
Exercise of options and vested RSUs	528,020	213	—	—	213
Other comprehensive income (loss), net of tax benefit of $0	—	—	1,322	—	1,322
Net income (loss)	—	—	—	(38,760)	(38,760)
Balance as of March 31, 2024 (Unaudited)	107,603,774	$1,387,765	$(4,147)	$(1,024,263)	$359,355

Share-based compensation to employees	—	31,830	—	—	31,830
Proceeds from issuance of shares	178,668	2,187	—	—	2,187
Exercise of options and vested RSUs	231,388	1,121	—	—	1,121
Other comprehensive income (loss), net of tax benefit of $0	—	—	632	—	632
Net income (loss)	—	—	—	(33,375)	(33,375)
Balance as of June 30, 2024 (Unaudited)	108,013,830	$1,422,903	$(3,515)	$(1,057,638)	$361,750

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOVOCURE LIMITED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands
	Three months ended June 30,		Six months ended June 30,		Year ended December 31,
	2025	2024	2025	2024	2024
	Unaudited		Unaudited		Audited
Cash flows from operating activities:
Net income (loss)	$(40,139)	$(33,375)	$(74,458)	$(72,135)	$(168,627)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,444	2,858	6,769	5,673	11,235
Accrued Interest	5,918	(349)	3,647	1,273	(651)
Asset write-downs and impairment of field equipment	424	140	2,685	334	1,159
Share-based compensation	26,143	31,830	55,695	65,914	160,035
Foreign currency remeasurement loss (gain)	1,371	653	1,322	1,266	(227)
Decrease (increase) in accounts receivables and prepaid expenses	(10,447)	(11,119)	(19,053)	(14,394)	(26,358)
Amortization of discount (premium)	(6,460)	(6,854)	(13,114)	(12,235)	(25,644)
Decrease (increase) in inventories	(629)	1,888	(4,570)	(2,762)	2,568
Decrease (increase) in other long-term assets	1,412	4,889	3,990	6,063	7,395
Increase (decrease) in accounts payables and accrued expenses	2,107	9,548	(14,313)	(8,697)	19,106
Increase (decrease) in other long-term liabilities	920	(1,829)	(201)	(3,594)	(6,360)
Net cash provided by (used in) operating activities	$(15,936)	$(1,720)	(51,601)	(33,294)	(26,369)
Cash flows from investing activities:
Purchase of property, equipment and field equipment	$(5,486)	$(11,446)	(16,097)	(23,230)	(42,855)
Proceeds from maturity of short-term investments	420,000	160,000	540,000	418,000	778,000
Purchase of short-term investments	(378,528)	(522,994)	(494,389)	(522,994)	(875,387)
Net cash provided by (used in) investing activities	$35,986	$(374,440)	29,514	(128,224)	(140,242)
Cash flows from financing activities:
Proceeds from issuance of shares, net	$2,136	$2,187	2,136	2,187	4,150
Proceeds from senior secured credit facility, net	—	96,922	—	96,922	96,922
Repayment and redemption of long-term debt	—	(12,913)	—	(12,913)	(12,913)
Exercise of options	251	1,121	5,498	1,334	2,156
Net cash provided by (used in) financing activities	$2,387	$87,317	7,634	87,530	90,315
Effect of exchange rate changes on cash, cash equivalents and restricted cash	$265	$(77)	492	(133)	(174)

Increase (decrease) in cash, cash equivalents and restricted cash	22,702	(288,920)	(13,961)	(74,121)	(76,470)
Cash, cash equivalents and restricted cash at the beginning of the period	129,431	457,363	166,094	242,564	242,564

NOVOCURE LIMITED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands

Cash, cash equivalents and restricted cash at the end of the period	$152,133	$168,443	$152,133	$168,443	$166,094

Supplemental cash flow activities:
Cash paid during the period for:
Income taxes paid (refunded), net	$13,838	$7,501	$18,809	$10,415	$23,463
Interest paid	$2,674	$1,968	$5,319	$1,970	$7,714
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$149,624	$164,796	$149,624	$164,796	$163,767
Restricted cash	2,509	3,647	2,509	3,647	2,327
Total cash, cash equivalents and restricted cash	$152,133	$168,443	$152,133	$168,443	$166,094
Non-cash activities:
Right-of-use assets obtained (disposed) in exchange for lease liabilities	$1,618	$(1,649)	$25,110	$(1,367)	$494
Purchase of property incurred but unpaid at period end	$404	$401	$404	$401	$1,619
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

NOTE 2: CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
Cash equivalents include items almost as liquid as cash, with maturity periods of three months or less when purchased, and short-term investments include items with maturity dates between three months and one year when purchased. As of June 30, 2025 and December 31, 2024, the Company’s cash and cash equivalents and short-term investments were composed of:

	June 30, 2025
	Unaudited
	Fair value level	Adjusted cost basis	Unrealized gains	Unrealized losses	Fair market value	Recorded basis	Cash and cash equivalents	Short-term investments (2)
Cash		$13,475	$—	$—	$13,475	$13,475	$13,475	$—
Money market funds	Level 1	134,949	—	—	134,949	134,949	134,949	—
Certificate of deposits and term deposits	Level 2	72,673	—	—	72,673	72,673	1,200	71,473
HTM securities (1)
U.S. Treasury bills	Level 1	$118,664	$4	$(34)	118,634	118,664	$—	$118,664
Corporate debt securities	Level 2	$571,764	$109	$(116)	571,757	571,764	$—	$571,764

		$690,428	$113	$(150)	$690,391	$690,428	$—	$690,428

Total		$911,525	$113	$(150)	$911,488	$911,525	$149,624	$761,901

	December 31, 2024
	Audited
	Fair value level	Adjusted cost basis	Unrealized gains	Unrealized losses	Fair market value	Recorded basis	Cash and cash equivalents	Short-term investments (2)
Cash		$11,848	$—	$—	$11,848	$11,848	$11,848	$—
Money market funds	Level 1	151,919	—	—	151,919	151,919	151,919	—
Certificate of deposits and term deposits	Level 2	170,120	—	—	170,120	170,120	—	170,120
HTM securities (1)
U.S. Treasury bills	Level 1	$118,618	$93	$(1)	118,710	118,618	$—	$118,618
Government and governmental agencies	Level 2	$—	$—	$—	—	—	$—	$—
Corporate debt securities	Level 2	$507,368	$920	$(119)	508,169	507,368	$—	$507,368

		$625,986	$1,013	$(120)	$626,879	$625,986	$—	$625,986

Total		$959,873	$1,013	$(120)	$960,766	$959,873	$163,767	$796,106
(1)    Changes in fair value of held-to-maturity ("HTM") securities are presented for disclosure purposes as required by ASC 320 "Investments — Debt Securities" and are recorded as finance expenses only if the unrealized loss is identified as a credit loss.

(2)    Pursuant to a bank guaranty agreement, $17,614 of short-term investments are pledged. See Note 4.
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
As of June 30, 2025 and December 31, 2024, all investments mature in one year or less.
Unrealized losses from debt securities are primarily attributable to changes in interest rates. The Company does not believe any remaining unrealized losses represent impairments based on the evaluation of available evidence.

NOTE 3: INVENTORIES
Inventories are stated at the lower of cost or net realizable value. The weighted average methodology is applied to determine cost. As of June 30, 2025 and December 31, 2024, the Company’s inventories were composed of:

	June 30, 2025	December 31, 2024
	Unaudited	Audited
Raw materials	$3,811	$4,004
Work in progress	3,986	7,969
Finished products	32,414	23,113
Total	$40,211	$35,086

NOTE 4: COMMITMENTS AND CONTINGENT LIABILITIES
Operating Leases. The facilities of the Company are leased under various operating lease agreements for periods, including options for extensions, ending no later than 2044. The Company also leases motor vehicles under various operating leases, which expire on various dates, the latest of which is in 2028.
Pledged deposits and bank guarantees. As of June 30, 2025 and December 31, 2024, the Company pledged bank deposits of $5,100 and $4,909, respectively, to cover bank guarantees in respect of its leases of operating facilities and obtained bank guarantees for the fulfillment of the Company’s lease and other contractual commitments of $5,512 and $5,285, respectively. In addition, €15,000 ($17,614) of the Company's short term investments are pledged to a bank as guarantee for the Company's due execution of cash concentration agreements.
Legal Proceedings. In June 2023, a putative class action lawsuit was filed against the Company, its Executive Chairman and former Chief Executive Officer. The complaint, later amended to add our former Chief Financial Officer and present Chief Executive Officer as a defendant, which purports to be brought on behalf of a class of persons and/or entities who purchased or otherwise acquired ordinary shares of the Company from January 5, 2023 through June 5, 2023, alleges material misstatements and/or omissions in the Company’s public statements with respect to the results from its phase 3 LUNAR clinical trial. On March 18, 2025, the court granted the Company's motion to dismiss the complaint. The Plaintiffs did not appeal the court's ruling within the required timeframe and this matter is now closed.
NOTE 5: LONG-TERM DEBT, NET
a.Convertible notes
On November 5, 2020, the Company issued $575,000 aggregate principal amount of 0% Convertible Senior Notes due 2025 (the “Notes”).
The Notes mature on November 1, 2025, unless earlier repurchased, redeemed or converted as set forth in the Notes. As of June 30, 2025, the conditions allowing holders of the Notes to convert were not met.
In June 2024 the Company redeemed $14,055 of Notes in consideration of $12,913. The gain from redemption was reported as finance income in accordance with ASC 470 "Debt with Conversion and Other Options".

The net carrying amount of the liability of the Notes as of June 30, 2025 and December 31, 2024 are as follows:

	June 30, 2025	December 31, 2024
	Unaudited	Audited
Liability component, net:
Principal amount	$560,945	$560,945
Unamortized issuance costs	(1,155)	(2,785)
Net carrying amount of liability component (1)	$559,790	$558,160

Presented as:
Short-term liability (2)	$559,790	$558,160
(1) An effective interest rate determines the fair value of the Notes, therefore they are categorized as Level 3 in accordance with ASC 820. The estimated fair value of the net carrying amount of liability component of the Notes as of June 30, 2025 and December 31, 2024 were $545,922 and $526,434, respectively.
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
Finance expense related to the Notes was as follows:

	Three months ended June 30,		Six months ended June 30,		Year ended December 31, 2024
	2025	2024	2025	2024
	Unaudited		Unaudited		Audited
Gain from redemption of Notes	—	(1,142)	—	(1,142)	(1,142)
Amortization of debt issuance costs	820	911	1,630	1,741	3,393
Total finance expenses (income) recognized	$820	$(231)	$1,630	$599	$2,251
b. Senior secured credit facility, net
On May 1, 2024 Novocure Luxembourg S.a.r.l. ("Borrower"), a wholly-owned subsidiary of the Company, entered into a new five-year senior secured credit facility of up to $400.0 million (the "Facility") with BPCR Limited Partnership and BioPharma Credit Investments V (Master) LP (collectively, the "Lenders"), BioPharma Credit PLC, as collateral agent for the Lenders, and the guarantors party to such agreement (the "Loan Agreement"). The Facility may be drawn in up to four drawings. The Loan Agreement provides for an initial term loan in the principal amount of $100.0 million (the "Tranche A Loan"), which was funded to the Borrower on May 1, 2024 (the "Tranche A Funding Date"). Under the Loan Agreement, the Borrower is required to give notice of its intent to draw $100.0 million on the Facility on or before June 30, 2025 (the "Tranche B Loan"), subject to customary conditions precedent as set forth in the Loan Agreement. Not later than December 31, 2025, the Borrower has the option to give notice of its intent to draw an additional $100.0 million of the Facility (the "Tranche C Loan") if (i) (A) the Company has received positive results from its PANOVA-3 phase 3 clinical trial or (B) the Company's trailing net revenues for the most recently completed four quarters as reported by the Company in its financial statements filed with the U.S. Securities and Exchange Commission ("Trailing Four Quarters of Net Revenue") are greater than $575.0 million and (ii) the Notes are extinguished in full and are no longer outstanding. Not later than March 31, 2026, the Borrower has the option to give notice of its intent to draw an additional $100.0 million of the Facility (the "Tranche D Loan") if (i) the Company receives an approval or clearance from the U.S. Food and Drug Administration for the Company's Tumor Treating Fields device for a pancreatic cancer indication or (ii) Trailing Four Quarters of Net Revenue is greater than $625.0 million. The closing date of each of the Tranche B Loan, Tranche C Loan and Tranche D Loan is ninety (90) days after the Company gives the respective notice of its intent to draw. The obligations under the Loan Agreement are guaranteed by certain of the Company's subsidiaries and secured by a first lien on the Borrower's and certain of the Company's other subsidiaries’ assets. Outstanding term loans under the Loan Agreement will bear interest at an annual rate equal to 6.25% plus the three-month SOFR (subject to a 3.25% floor), payable quarterly in arrears and calculated on the basis of actual days elapsed in a 360-day year. The Borrower must pay 2.5% of additional consideration on each principal draw, with payment for the Tranche A Loan and the Tranche B Loan paid on the Tranche A Funding Date, and payments for the Tranche C Loan and the Tranche D Loan on their respective funding dates. Principal under the Facility will be repaid in eight equal quarterly repayments commencing with the third quarter of 2027 and continuing each quarter thereafter, with the final payment of outstanding principal due on the fifth anniversary of the Tranche A Funding Date. Voluntary prepayment of all, but not less than all, of the term loans outstanding is permitted at any time, subject to make-whole and prepayment premiums as set forth in the Loan Agreement. Prepayment of all term loans outstanding, subject to make-whole and prepayment premiums, is due and payable upon a change-in-control as defined in the Loan Agreement. Make-whole and prepayment premiums are due and payable for the Tranche B Loans for any voluntary prepayment of the term loans outstanding, upon a change-in-control (as defined in the Loan Agreement), and upon any acceleration of the maturity date, in each case regardless of whether the Tranche B Loan is drawn. The Loan Agreement contains a financial covenant only if the Tranche C Loan and/or Tranche D Loan are funded, in which case the Company is required to maintain at least Trailing Four Quarters of Net Revenue of at least $500.0 million, calculated on a trailing twelve-month basis as of the end of each fiscal quarter, beginning with the first quarter of 2027 based on year-end 2026 audited financial statements.
As of June 30, 2025 the Company had borrowed the Tranche A Loan in the principal amount of $100,000 and on that date gave its notice of intent to draw the Tranche B Loan, which will close on September 26, 2025.

	June 30, 2025	December 31, 2024
	Unaudited	Audited
Liability component, net:
Principal amount	$100,000	$100,000
Unamortized issuance costs	(2,391)	(2,700)
Net carrying amount of liability component (1)	$97,609	$97,300
(1) An effective interest rate determines the fair value of the Notes, therefore they are categorized as Level 3 in accordance with ASC 820. The estimated fair value of the net carrying amount of liability component of the Notes as of June 30, 2025 and December 31, 2024 were $108,346 and $112,836, respectively.
The net carrying amount of the liability is represented by the principal amount of the Notes, less total issuance costs plus any amortization of issuance costs. The total issuance costs upon issuance of the Notes were $3,078 and are amortized to interest expense using the effective interest rate method over the contractual term of the Notes. For purposes of calculating the net carrying amount, the annual effective interest rate is assumed to be 12.2% over the remaining contractual term of the Notes.
Finance expense related to the Facility was as follows:

	Three months ended June 30,		Six months ended June 30,		Year ended December 31, 2024
	2025	2024	2025	2024
	Unaudited		Unaudited		Audited
Interest	2,666	1,962	5,306	1,962	7,693
Amortization of debt issuance costs	159	40	309	40	378
Total finance expense recognized	$2,825	$2,002	$5,615	$2,002	$8,071

NOTE 6: REVENUE RECOGNITION
a.     Net revenues
The Company’s net revenues by geographic region, based on the patient’s location are summarized as follows:

	Three months ended June 30,			Six months ended June 30,		Year ended December 31,
	2025	0	2024	2025	2024	2024
United States	$94,261		$95,711	$187,415	$186,254	$391,801
International markets:
Germany	19,074		15,097	37,792	30,844	65,263
France	18,416		14,267	36,275	24,755	55,730
Japan	9,484		7,664	18,193	15,481	32,569
Other international markets	12,979		11,771	24,916	20,742	42,471
International markets - Total	59,953		48,799	117,176	91,822	196,033

Greater China (1)	4,591		5,846	9,208	10,783	17,386

Total net revenues	$158,805		$150,356	$313,799	$288,859	$605,220
(1) For additional information, see Notes 12 and 13 to the Consolidated Financial Statements in the 2024 10-K.

The Company's net revenues by performance period are as follows:

	Three months ended June 30,			Six months ended June 30,		Year ended December 31,
	2025	0	2024	2025	2024	2024
Net revenues recognized in the reporting period from performance obligations satisfied in:
Reporting period	$150,954		$138,857	$296,970	$269,343	$568,819
Previous periods	7,851		11,499	16,829	19,516	36,401
Total net revenues	$158,805		$150,356	$313,799	$288,859	$605,220
b.     Contract balances
The following table provides information about trade receivables, unbilled receivables and contract liabilities from contracts with customers:

	June 30, 2025	December 31, 2024
	Unaudited	Audited
Trade receivables	$82,966	$68,501
Unbilled receivables	$6,949	$5,725
Deferred revenues (short-term contract liabilities)	$(15,354)	$(14,225)
During the six months ended June 30, 2025 and 2024 and the year ended December 31, 2024 the Company recognized $14,225, $16,224 and $16,224, respectively, which were included in the deferred revenues (short-term contract liability) balance at January 1, 2025 and 2024.

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
As of June 30, 2025, 5,718,009 ordinary shares were available for grant under the 2024 Plan.
A summary of the status of the Company’s option plans as of June 30, 2025 and changes during the period then ended is presented below:

	Six months ended June 30, 2025
	Unaudited
	Number of options	Weighted average exercise price
Outstanding at beginning of year	11,315,468	$31.41
Granted	944,888	17.96
Exercised	(365,676)	15.03
Forfeited and canceled	(387,966)	40.89
Outstanding as of June 30, 2025	11,506,714	$30.50

Exercisable options	7,362,522	$35.14
A summary of the status of the Company’s RSUs and PSUs as of June 30, 2025 and changes during the period then ended is presented below.

	Six months ended June 30, 2025
	Unaudited
	Number of RSU/PSUs	Weighted average grant date fair value
Unvested at beginning of year	12,066,515	$27.19
Granted	5,165,100	19.02
Vested	(2,775,003)	24.22
Forfeited and cancelled	(788,207)	39.11
Unvested as of June 30, 2025 (1)	13,668,405	24.02

(1) Includes PSUs that have a mix of service, market and other milestone performance vesting conditions which are vested upon achievements of performance milestones that are not probable as of June 30, 2025, in accordance with ASC 718 "Compensation — Stock Compensation" as follows:

June 30, 2025
Number of PSUs	Fair value at grant date per PSU	Total fair value at grant date
704,493	$16.30	$11,483
1,154,720	18.19	21,004
21,653	19.44	421
901,284	48.16	43,406
73,186	76.97	5,633
2,855,336		$81,947
These PSUs will be expensed over the performance period when the vesting conditions become probable in accordance with ASC 718.
In February 2025, the Company adopted the 2025 Novocure Employee Share Purchase Plan ("ESPP"), effective June 4, 2025 (the "ESPP Effective Date"), following approval from the Company's shareholders. The ESPP replaced the Company's expiring prior employee share purchase plan, which was adopted in 2015 (the "Prior ESPP"). The purpose of the ESPP is to encourage and enable eligible employees to acquire ownership of the Company’s ordinary shares purchased through accumulated payroll deductions on an after-tax basis. The total number of shares of the Company’s ordinary shares that may be issued under the ESPP consists of 6,507,843 Ordinary Shares, less 141,192 Ordinary Shares which were issued on the last “Purchase Date” pursuant to the Prior ESPP, all of which were available under the Prior ESPP and which ceased to be available for future awards under the Prior ESPP as of the ESPP Effective Date. In the United States, the ESPP is intended to be an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code and the provisions of the ESPP are construed in a manner consistent with the requirements of such section. As of June 30, 2025, 6,366,651 ordinary shares were available to be purchased by eligible employees under the ESPP.
The fair value of share-based awards was estimated using the Black-Scholes model for all equity grants. For market condition awards, the Company also applied the Monte-Carlo simulation model. The Company assessed fair value using the following underlying assumptions:

	Six months ended June 30,		Year ended December 31, 2024
	2025	2024
	Unaudited		Audited
Stock Option Plans
Expected term (years)	5.50-5.79	5.50-5.73	5.50-5.73
Expected volatility	75%-77%	71%-73%	71%-73%
Risk-free interest rate	4.01%-4.02%	3.88%-4.43%	3.88%-4.43%
Dividend yield	0.00%	0.00%	0.00%
ESPP
Expected term (years)	0.50	0.50	0.50
Expected volatility	89%	90%	73%-90%
Risk-free interest rate	4.16%	5.13%	5.13%-5.23%
Dividend yield	0.00%	0.00%	0.00%
The total non-cash share-based compensation expense related to all of the Company’s equity-based awards recognized for the three and six months ended June 30, 2025 and 2024, and the year ended December 31, 2024 was:

	Three months ended June 30,		Six months ended June 30,		Year ended December 31, 2024
	2025	2024	2025	2024
	Unaudited		Unaudited		Audited
Cost of revenues	$973	$1,698	$2,075	$3,446	$6,873
Research, development and clinical studies	5,787	9,517	11,988	18,127	32,716
Sales and marketing	5,358	9,896	13,875	20,944	43,097
General and administrative	14,025	10,719	27,757	23,397	77,349
Total share-based compensation expense	$26,143	$31,830	$55,695	$65,914	$160,035

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
The following table sets forth the computation of the Company’s basic and diluted net income (loss) per ordinary share:

	Three months ended June 30,		Six months ended June 30,		Year ended December 31, 2024
	2025	2024	2025	2024
	Unaudited		Unaudited		Audited
Net income (loss) attributable to ordinary shares as reported used in computing basic and diluted net income (loss) per share	$(40,139)	$(33,375)	$(74,458)	$(72,135)	$(168,627)

Weighted average number of ordinary shares used in computing diluted net income (loss) per share	111,572,191	107,700,284	110,930,576	107,483,241	107,834,368

Potentially anti-dilutive shares that were excluded from the computation of basic net income (loss) per share:
Options	9,069,460	9,931,469	8,902,549	9,112,573	9,558,506
RSUs and PSUs	4,365,034	3,918,515	4,899,273	3,284,521	4,560,415
ESPP	141,192	178,668	141,192	178,668	222,451
Weighted anti-dilutive shares outstanding which were not included in the diluted calculation	13,575,686	14,028,652	13,943,014	12,575,762	14,341,372

Basic and diluted net income (loss) per ordinary share	$(0.36)	$(0.31)	$(0.67)	$(0.67)	$(1.56)

NOTE 9: SUPPLEMENTAL INFORMATION
The Company operates in a single reportable segment.
The following table presents long-lived assets by location:

	June 30, 2025	December 31, 2024
	Unaudited	Audited
United States	$65,578	$62,897
Switzerland	49,552	27,014
Israel	14,924	16,120
Others	16,959	13,560
Total long lived assets	$147,013	$119,591

NOTE 10: SUBSEQUENT EVENT

In July 2025, the United States tax code was amended, including significant changes primarily focused on the permanent extension of certain business and international tax provisions enacted as part of the 2017 Tax Cuts and Jobs Act. Except for certain provisions, the amendments are effective for tax years beginning on or after January 1, 2025 and include, among other things: (i) bonus depreciation that will allow for full expensing of qualified property; and (ii) immediate deductibility of domestic research or experimental expenditures. The Company is evaluating the impact of the tax law changes and currently estimates a decrease in tax expense of approximately $1.7 million related to the six months ended June 30, 2025.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist you in better understanding and evaluating our financial condition and results of operations. We encourage you to read this MD&A in conjunction with our unaudited consolidated financial statements and the notes thereto for the period ended June 30, 2025 included in Part I, Item 1 of this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Please refer to the information under the heading “Cautionary Note Regarding Forward-Looking Statements” elsewhere in this report. References to the words “we,” “our,” “us,” and the “Company” in this report refer to NovoCure Limited, including its consolidated subsidiaries.
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
Optune Gio is approved by the U.S. Food and Drug Administration ("FDA") under the Premarket Approval ("PMA") pathway for the treatment of adult patients with newly diagnosed glioblastoma ("GBM") together with temozolomide, a chemotherapy drug, and for adult patients with GBM following confirmed recurrence after chemotherapy as monotherapy treatment. We also have a CE certificate to market Optune Gio for the treatment of GBM in the European Union ("EU"), as well as approval or local registration in the United Kingdom ("UK"), Japan, Canada and certain other countries. Optune Lua is approved by the FDA under the PMA pathway for the treatment of adult patients with metastatic non-small cell lung cancer ("NSCLC") concurrent with PD-1/PD-L1 inhibitors or docetaxel following progression on or after a platinum-based regimen. Optune Lua is also approved under the Humanitarian Device Exemption ("HDE") pathway for the treatment of adult patients with malignant pleural mesothelioma or pleural mesothelioma (together, "MPM") together with standard chemotherapies. We have also received CE certification in the EU and approval or local registration to market Optune Lua in certain other countries for the treatment of MPM. We have also received CE certification for the use of Optune Lua for the treatment of adult patients with metastatic NSCLC concurrent with PD-1/PD-L1 inhibitors or docetaxel following progression on or after a platinum-based regimen, and have launched Optune Lua for the treatment of NSCLC in Germany.
We market Optune Gio and Optune Lua in multiple countries around the globe with the majority of our revenues coming from the use of Optune Gio in the U.S., Germany, France and Japan. We are actively evaluating opportunities to expand our international footprint.
We are actively pursuing coverage policies with payers to expand access to Optune Lua for patients with NSCLC and MPM and in the meantime we will bill and seek reimbursement from payers on an individual case basis, as applicable.

In May, we presented positive results from the phase 3 PANOVA-3 clinical trial ("PANOVA-3") evaluating the use of TTFields therapy with gemcitabine and nab-paclitaxel ("GnP") for locally advanced, unresectable pancreatic adenocarcinoma at the 2025 American Society of Clinical Oncology Annual Meeting. Patients treated with TTFields therapy concomitantly with GnP exhibited a median overall survival of 16.2 months compared to 14.2 months in the control arm. Patients treated with TTFields therapy concomitantly with GnP also demonstrated greater median pain-free survival of 15.2 months compared to 9.1 months in the control arm. In July, we presented additional quality of life data at the 2025 European Society for Medical Oncology Gastrointestinal Cancers Congress. Patients treated with TTFields therapy concomitantly with GnP exhibited statistically significant improvements across numerous quality of life measures including, but not limited to, time to deterioration in global health status, delay in time to deterioration due to pain and delay in time to deterioration due to pancreatic pain. In May, the full results of the PANOVA-3 trial were published in the Journal of Clinical Oncology.
In 2024, we presented data from the Phase 3 METIS clinical trial evaluating the use of TTFields therapy and best supportive care for the treatment of adult patients (n=298) with 1-10 brain metastases from NSCLC following stereotactic radiosurgery ("METIS"). The METIS trial met its primary endpoint, demonstrating a statistically significant improvement in time to intracranial progression for patients treated with TTFields therapy and supportive care compared to patients treated with supportive care alone. Subsequent to that presentation, the routine process of cleaning and qualification of the database was concluded. The final analysis on the fully cleaned and qualified dataset confirmed that METIS met its primary endpoint, demonstrating a statistically significant improvement in time to intracranial progression in patients randomized to receive TTFields therapy. Patients treated with TTFields therapy and supportive care exhibited a risk reduction of 28% (HR 0.724, p=0.044), with median time to intracranial progression of 15.0 months compared to 7.5 months in patients treated with supportive care alone. Intracranial progression rates at months 2, 6, 12, and 24 were 13.6% vs 22.1% (p=0.034), 33.7% vs 46.4% (p=0.018), 46.9% vs 59.4% (p=0.023), and 53.6% vs. 65.2% (p=0.031; post hoc), respectively.
We are in the process of preparing FDA PMA applications for pancreatic cancer and brain metastases from NSCLC indications based on the PANOVA-3 and METIS trials, respectively. Following pre-submission engagement with the FDA, we expect to file our PANOVA-3 application in the third quarter of 2025. Our modular PMA shell for the METIS application has been approved by the FDA and we have filed the first 2 of 3 modules. We expect to complete the METIS full submission by the end of 2025.
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
We view our operations and manage our business in one operating segment. For the three and six months ended June 30, 2025, our net revenues were $158.8 million and $313.8 million. Our net loss for the three and six months ended June 30, 2025 was $40.1 million and $74.5 million. As of June 30, 2025, we had an accumulated deficit of $1,228.6 million.
Impact of Current Events
Conflict in Israel
Since October 2023, the State of Israel has been in a state of war. As of the date of this filing, we believe that there is no immediate risk to our business facilities or operations. Our supply chain teams have increased stock levels to mitigate distribution and service risks from our suppliers in Israel, some of whom are single-source suppliers. Pursuant to our policy to seek and maintain second-source suppliers wherever possible, we are in the process of obtaining second-source suppliers outside of Israel; however we can provide no assurance that we will secure or maintain such suppliers on a timely basis.
Recent Changes to U.S. Tariff Rates
The manufacturing of our Products and associated accessories are fully outsourced to third parties across multiple countries. In recent years, in anticipation of active patient growth and new indication launches, we began onboarding additional suppliers and/or supply nodes to increase the resilience of our network. As an example, we are in the final steps of adding production capacity in Mexico and Ireland. This also helps us now to provide optionality around supply routes to optimize our cost structure, including the emerging tariff landscape.
In March and April 2025, the U.S. increased tariff rates on imported goods from numerous countries. At that time, our most significant tariff exposure resulted from the import of arrays into the U.S. from Israel, which was subject to a 17% tariff rate. This is compared to zero percent tariff rate prior to April 2025. On April 9, 2025, the U.S. temporarily delayed implementation of the new tariffs with respect to most countries until August 1, 2025, resulting in a 10% tariff for most countries. On July 12, 2025, President Trump announced that tariffs on certain goods from Mexico and the European Union would be subject to 30% tariffs beginning on August 1, 2025, subject to ongoing negotiations with the U.S.
We continue to focus on opportunities to mitigate negative impacts and increase efficiencies and scale within our supply chain. Following these efforts to date, if the tariffs return to the pre-April 9 rates after the pause expires and the July 12 announced tariffs go into effect, our current analysis of the global tariff environment leads us to estimate that import duties could increase by up to approximately $7 million in 2025. For the three months ended June 30, 2025, we expensed an additional $1.3 million in duties as a result of the higher tariff rates.
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

Results of Operations
The following discussion provides an analysis of our results of operations and reasons for material changes therein for the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024. The tables contained in this section report U.S. dollars in thousands (except share, patient, and prescription data). The following table sets forth our consolidated statements of operations data:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	Unaudited		Unaudited
Net revenues	$158,805	$150,356	$313,799	$288,859
Cost of revenues	41,472	34,654	79,993	68,343
Gross profit	117,333	115,702	233,806	220,516

Operating costs and expenses:
Research, development and clinical studies	55,833	54,955	109,610	106,553
Sales and marketing	57,066	56,616	112,858	111,822
General and administrative	43,955	37,711	88,724	77,241
Total operating costs and expenses	156,854	149,282	311,192	295,616

Operating income (loss)	(39,521)	(33,580)	(77,386)	(75,100)
Financial income (expenses), net	4,542	10,851	12,112	20,729

Income (loss) before income taxes	(34,979)	(22,729)	(65,274)	(54,371)
Income taxes	5,160	10,646	9,184	17,764
Net income (loss)	$(40,139)	$(33,375)	$(74,458)	$(72,135)

Basic and diluted net income (loss) per ordinary share	$(0.36)	$(0.31)	$(0.67)	$(0.67)
Weighted average number of ordinary shares used in computing basic and diluted net income (loss) per share	111,572,191	107,700,284	110,930,576	107,483,241

The following table details the share-based compensation expense included in costs and expenses:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	Unaudited		Unaudited
Cost of revenues	$973	$1,698	$2,075	$3,446
Research, development and clinical studies	5,787	9,517	11,988	18,127
Sales and marketing	5,358	9,896	13,875	20,944
General and administrative	14,025	10,719	27,757	23,397
Total share-based compensation expense	$26,143	$31,830	$55,695	$65,914

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
The following table includes certain commercial operating statistics for and as of the end of the periods presented.

	June 30,
	2025			2024
	Optune Gio	Optune Lua	Total	Optune Gio		Optune Lua	Total
Active patients at period end (1)
United States	2,177	98	2,275	2,163		12	2,175
International markets:
Germany	581	33	614	527	520	11	538
France	453	—	453	369		—	369
Japan	451	—	451	403		—	403
Other international	532	6	538	475		3	478
International markets - Total	2,017	39	2,056	1,774		14	1,788

	4,194	137	4,331	3,937		26	3,963

	Three months ended June 30,
	2025			2024
	Optune Gio	Optune Lua	Total	Optune Gio	Optune Lua	Total
Prescriptions received in period (2)
United States	963	113	1,076	948	9	957
International markets:
Germany	199	30	229	193	13	206
France	179	—	179	176	—	176
Japan	101	—	101	108	—	108
Other international	156	—	156	183	4	187
International markets - Total	635	30	665	660	17	677

	1,598	143	1,741	1,608	26	1,634

	Six months ended June 30,
	2025			2024
	Optune GIo	Optune Lua	Total	Optune Gio	Optune Lua	Total
Prescriptions received in period (2)
United States	1,871	207	2,078	1,933	14	1,947
International markets:
Germany	397	58	455	388	24	412
France	386	—	386	362	—	362
Japan	219	—	219	199	—	199
Other international	333	5	338	350	7	357
International markets - Total	1,335	63	1,398	1,299	31	1,330

	3,206	270	3,476	3,232	45	3,277

(1) Optune Lua includes both active patients in NSCLC and MPM. Worldwide, there were 43 and 25 active MPM patients on therapy as of as of June 30, 2025 and 2024 and 94 and 1 active NSCLC patient(s) on therapy as of as of June 30, 2025 and 2024.
(2) Optune Lua includes both prescriptions for NSCLC and MPM. Worldwide, 22, 57, 24 and 43 MPM prescriptions were received in the three and six months ended June 30, 2025 and 2024 and 121, 213, 2 and 2 NSCLC prescriptions were received in the three and six months ended June 30, 2025 and 2024.
Three and six months ended June 30, 2025 compared to three and six months ended June 30, 2024

	Three months ended June 30,			Six months ended June 30,
	2025	2024	% Change	2025	2024	% Change
Net revenues	$158,805	$150,356	6%	$313,799	$288,859	9%
Net revenues. Net revenues increased 6% to $158.8 million for the three months ending June 30, 2025 from $150.4 million for the same period in 2024. For the three months ended June 30, 2025 the net revenue increase primarily resulted from a $4.2 million increase from continued growth in France, a $4.0 million increase in Germany from active patient growth and reimbursement improvements, and a $3.0 million increase from the remaining international markets. Included in these gains is $3.8 million of exchange rate benefits. This increase was partially offset by $1.5 million less revenue in the United States related to a reduction in one-time benefits for prior period claims. In addition, net revenues from Greater China were $1.3 million less than prior year. Recognized revenue from Optune Lua in the quarter was $2.4 million, including $1.3 million from MPM, and $1.1 million from NSCLC.
For the six months ended June 30, 2025, the increase primarily resulted from an $11.5 million increase from continued growth in France, a $6.9 million increase in Germany from active patient growth and reimbursement improvements, and a $6.9 million increase from the remaining international markets driven by active patient growth.

	Three months ended June 30,			Six months ended June 30,
	2025	2024	% Change	2025	2024	% Change
Cost of revenues	$41,472	$34,654	20%	$79,993	$68,343	17%
Cost of revenues. For the three and six months ended June 30, 2025, the increase in cost of revenues was primarily due to 9% growth in active patients, higher average array costs driven by the new array roll-out, the NSCLC launch and increased tariffs.
Excluding sales to Zai, cost of revenues per active patient per month was $2,970 for the three months ended June 30, 2025, an increase of 10% from $2,692 for the same period in 2024, primarily due to higher average array costs driven by the new array roll-out and the NSCLC launch. Cost of revenues per active patient is calculated by dividing the cost of revenues for the quarter less equipment sales to Zai for the quarter by the average of the active patients at the end of the prior quarter and the ending active patients in the current quarter. This quarterly figure is then divided by three to estimate the monthly cost of revenues per active patient. Sales to Zai are deducted because they are sold at cost and in anticipation of future royalties from Zai, and Zai patient counts are not included in our active patient population. Cost of products sold to Zai totaled $3.2 million and $6.5 million for the three and six months ended June 30, 2025 compared to $3.1 million and $5.9 million for the three and six months ended June 30, 2024.
Gross margin was 74% for the three months ended June 30, 2025 compared to 77% for the three months ended June 30, 2024. The reduction in gross margin is primarily due to the aforementioned increase in cost of revenues. We expect that our gross margins will continue to be impacted by current and future product enhancements, such as the launch of our new arrays in the U.S. and our launch in NSCLC, as well as by the changing tariff landscape. We continue to focus on opportunities to increase efficiencies and scale within our supply chain. This includes evaluating new materials, manufacturers, and processes that could lead to lower costs.
Operating Expenses.

	Three months ended June 30,			Six months ended June 30,
	2025	2024	% Change	2025	2024	% Change
Research, development and clinical studies	$55,833	$54,955	2%	$109,610	$106,553	3%
Sales and marketing	57,066	56,616	1%	112,858	111,822	1%
General and administrative	43,955	37,711	17%	88,724	77,241	15%
Total operating expenses	$156,854	$149,282	5%	$311,192	$295,616	5%
Research, development and clinical study expenses. Research, development and clinical study expenses increased 2% to $55.8 million for the three months ended June 30, 2025 from $55.0 million for the same period in 2024. For the three and six months ended June 30, 2025, the change was primarily due to a $1.9 and $2.6 million increase in engineering costs and a $1.8 million and $4.3 million increase in direct clinical trial expenses related to the ramp up of the LUNAR-2 and KEYNOTE D58 trials, partially offset by $3.7 and $6.1 million lower share-based compensation expenses in the three and six periods. Total research and development expenses can fluctuate quarter-to-quarter dependent upon the amount of clinical research organization services delivered, clinical materials procured and the number of trials actively underway within a given quarter.
Sales and marketing expenses. Sales and marketing expenses increased 1% to $57.1 million for the three months ended June 30, 2025 from $56.6 million for the same period in 2024. For the three months ended June 30, 2025, the change was primarily driven by $3.0 million higher costs associated with the expansion of the sales force for NSCLC and $1.7 million of higher marketing and market access expenses mostly attributable to the NSCLC launches, partially offset by $4.5 million in lower share-based compensation expenses. For the six months ended June 30, 2025, the change was primarily driven by $7.3 million higher costs associated with the expansion of the sales force for NSCLC, partially offset by $7.1 million lower share-based compensation expenses.
General and administrative expenses. General and administrative expenses increased 17% to $44.0 million for the three-month period ended June 30, 2025 from $37.7 million for the same period in 2024. For the three months ended June 30, 2025, these changes were primarily due to $3.3 million higher share-based compensation expenses and higher personnel and professional service expenses to support the NSCLC launch and preparations for potential future indications. For the six-month period ended June 30, 2025, the change was primarily due to $4.4 million of higher share-based compensation expenses, a $2.3 million one-time expense to retire a production line related to supply chain optimization efforts, and higher personnel and professional service expenses to support NSCLC launches and potential future indications.

	Three months ended June 30,			Six months ended June 30,
	2025	2024	% Change	2025	2024	% Change
Financial income (expenses), net	$4,542	$10,851	(58)%	$12,112	$20,729	(42)%
Financial income (expenses), net. Financial income decreased $ 6.3 million or 58%, to $4.5 million for the three months ended June 30, 2025 from $10.9 million in income for the same period in 2024, primarily due to a $2.9 million decrease in interest income on our investments, an increase of $1.5 million of foreign exchange expenses and a non-recurring gain of $1.1 million from the early redemption of our convertible note in the same period in 2024. Financial income decreased $8.6 million or 42%, to $12.1 million for the six months ended June 30, 2025 from $20.7 million in income for the same period in 2024, primarily due to $3.3 million in higher interest expenses related to our senior secured credit facility, a reduction of $3.2 million in interest income received from our investments and the non-recurring gain of $1.1 million from the early redemption of our convertible note described above.

	Three months ended June 30,			Six months ended June 30,
	2025	2024	% Change	2025	2024	% Change
Income taxes	$5,160	$10,646	(52)%	$9,184	$17,764	(48)%
Income taxes. Income taxes decreased 52% to $5.2 million for the three months ended June 30, 2025 from $10.6 million for the same period in 2024, and decreased 48% to $9.2 million for the six months ended June 30, 2025 from $17.8 million for the same period in 2024. The changes are driven primarily by an increase in tax benefits from share-based compensation deductions in the periods.
In July 2025, the United States tax code was amended, including significant changes primarily focused on the permanent extension of certain business and international tax provisions enacted as part of the 2017 Tax Cuts and Jobs Act. Except for certain provisions, the amendments are effective for tax years beginning on or after January 1, 2025 and include, among other things: (i) bonus depreciation that will allow for full expensing of qualified property; and (ii) immediate deductibility of domestic research or experimental expenditures. We are evaluating the impact of the tax law changes and currently estimate a decrease in tax expense of approximately $1.7 million related to the six months ended June 30, 2025.
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

	Three months ended June 30,			Six months ended June 30,
	2025	2024	% Change	2025	2024	% Change
Net income (loss)	$(40,139)	$(33,375)	20%	$(74,458)	$(72,135)	3%
Add: Income tax	5,160	10,646	(52)%	9,184	17,764	(48)%
Add: Financial expenses (income), net	(4,542)	(10,851)	(58)%	(12,112)	(20,729)	(42)%
Add: Depreciation and amortization	3,444	2,858	21%	6,769	5,673	19%
EBITDA	$(36,077)	$(30,722)	17%	$(70,617)	$(69,427)	2%
Add: Share-based compensation	26,143	31,830	(18)%	55,695	65,914	(16)%
Adjusted EBITDA	$(9,934)	$1,108	(997)%	$(14,922)	$(3,513)	325%
Adjusted EBITDA decreased to a loss of $9.9 million for the three months ended June 30, 2025 from profit of $1.1 million for the same period in 2024. For three months ended June 30, 2025, the change in adjusted EBITDA was primarily driven by revenue growth from increasing active patients. The revenue increase drove a $1.6 million increase in gross profit. The gross profit increase was offset by increased operating expenses, primarily due to our launch in NSCLC and ramp up of clinical trials. We intend to take actions that prioritize growth and maintain financial health and flexibility as we position our company for future profitability.

Liquidity and Capital Resources
We have incurred significant losses and cumulative negative cash flows from operations since our founding in 2000. As of June 30, 2025, we had an accumulated deficit of $1,228.6 million. To date, we have primarily financed our operations through the exercise of options, issuance and sale of equity and the proceeds from long-term loans.
At June 30, 2025, we had $911.5 million in cash, cash equivalents and short-term investments, a decrease of $48.3 million compared to $959.9 million at December 31, 2024, primarily caused by net cash used in operations. We believe our cash, cash equivalents and short-term investments as of June 30, 2025 are sufficient for our operations for at least the next 12 months based on our existing business plan and our ability to control the timing of significant expense commitments. We expect that our operating expenses will continue to increase over the next several years and may outpace our gross profit as we prepare to expand into additional indications beyond CNS and Lung. As a result, we may need to raise additional capital to fund our operations.
The following summary of our cash flows for the periods indicated has been derived from our unaudited consolidated financial statements, which are included elsewhere in this Quarterly Report:

	Six months ended June 30,
	2025	2024	Change	% Change
Net cash provided by (used in) operating activities	$(51,601)	$(33,294)	$(18,307)	55%
Net cash provided by (used in) investing activities	29,514	(128,224)	157,738	(123)%
Net cash provided by financing activities	7,634	87,530	(79,896)	(91)%
Effect of exchange rate changes on cash and cash equivalents	492	(133)	625	(470)%
Net increase (decrease) in cash, cash equivalents and restricted cash	$(13,961)	$(74,121)	$60,160	(81)%
Operating activities. Net cash used in or provided by operating activities represents our net income (loss) for the periods presented, share-based compensation and depreciation and amortization. Operating cash flows are also impacted by changes in working capital as a result of collections from trade receivables and payments of accounts payables.
Net cash used in operating activities increased by $18.3 million from $33.3 million net cash used in operating activities for the six months ended June 30, 2024 to $51.6 million net cash used in operating activities for the six months ended June 30, 2025. This was a result of a $2.3 million increase in net loss, a $10.2 million decrease of share-based compensation, a $2.4 million increase of accrued interest, a $2.3 million increase in asset write downs and impairment of field equipment, a $12.1 million increase in working capital primarily driven by a $5.6 million decrease in accounts payable and accrued expenses, a $4.7 million increase in accounts receivable, a $1.8 million increase in inventories, and an increase of $2.1 million in other long term assets offset by an increase of $3.4 million in other long-term liabilities.
Investing activities. Our investing activities consist primarily of investments in and redemptions of our short-term investments as well as investments in property and equipment.
Net cash provided by investing activities was $29.5 million for the six months ended June 30, 2025, compared to $128.2 million used in investing activities for the six months ended June 30, 2024. The $29.5 million net cash provided by investing activities for the six months ended June 30, 2025 was primarily attributable to $45.6 million of net proceeds of short term investments and the purchase of $16.1 million of property and equipment. The $128.2 million net cash used in investing activities for the six months ended June 30, 2024 was primarily attributable to $105.0 million of net purchase of short-term investments and by the purchase of $23.2 million of property and equipment.

Financing activities. Net cash provided by financing activities was $7.6 million for the six months ended June 30, 2025, as compared to $87.5 million provided by financing activities for the six months ended June 30, 2024, attributable for $97.2 million to the proceeds of senior secured debt, offset for $12.9 million for the partial repayment of the convertible loan and to the the exercise of options under the Company's share option plan.
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
For more information, see Note 10a. to the Consolidated Financial Statements in the 2024 10-K.
Senior Secured Term Loan Credit Facility
On May 1, 2024 Novocure Luxembourg S.a.r.l. ("Borrower"), our wholly-owned subsidiary, entered into a new five-year senior secured credit facility of up to $400.0 million (the "Facility") with BPCR Limited Partnership and BioPharma Credit Investments V (Master) LP (collectively, the "Lenders"), BioPharma Credit PLC, as collateral agent for the Lenders, and the guarantors party to such agreement (the "Loan Agreement"). The Facility may be drawn in up to four drawings. The Loan Agreement provides for an initial term loan in the principal amount of $100.0 million (the "Tranche A Loan"), which was funded to the Borrower on May 1, 2024 (the "Tranche A Funding Date"). Under the Loan Agreement, the Borrower is required to give notice of its intent to draw $100.0 million on the Facility on or before June 30, 2025 (the "Tranche B Loan"), subject to customary conditions precedent as set forth in the Loan Agreement. Not later than December 31, 2025, the Borrower has the option to give notice of its intent to draw an additional $100.0 million of the Facility (the "Tranche C Loan") if (i) (A) we have received positive results from our PANOVA-3 phase 3 clinical trial or (B) our trailing net revenues for the most recently completed four quarters as reported in our financial statements filed with the U.S. Securities and Exchange Commission ("Trailing Four Quarters of Net Revenue") are greater than $575.0 million and (ii) the Notes are extinguished in full and are no longer outstanding. Not later than March 31, 2026, the Borrower has the option give notice of its intent to to draw an additional $100.0 million of the Facility (the "Tranche D Loan") if (i) we receive an approval or clearance from the U.S. Food and Drug Administration for our Tumor Treating Fields device for a pancreatic cancer indication or (ii) Trailing Four Quarters of Net Revenue is greater than $625.0 million. The closing date of each of the Tranche B Loan, Tranche C Loan and Tranche D Loan is ninety (90) days after we give the respective notice of our intent to draw. The obligations under the Loan Agreement are guaranteed by certain of our subsidiaries and secured by a first lien on the Borrower's and certain of our other subsidiaries’ assets. Outstanding term loans under the Loan Agreement will bear interest at an annual rate equal to 6.25% plus the three-month SOFR (subject to a 3.25% floor), payable quarterly in arrears and calculated on the basis of actual days elapsed in a 360-day year. The Borrower must pay 2.5% of additional consideration on each principal draw, with payment for the Tranche A Loan and the Tranche B Loan paid on the Tranche A Funding Date, and payments for the Tranche C Loan and the Tranche D Loan on their respective funding dates. Principal under the Facility will be repaid in eight equal quarterly repayments commencing with the third quarter of 2027 and continuing each quarter thereafter, with the final payment of outstanding principal due on the fifth anniversary of the Tranche A Funding Date. Voluntary prepayment of all, but not less than all, of the term loans outstanding is permitted at any time, subject to make-whole and prepayment premiums as set forth in the Loan Agreement. Prepayment of all term loans outstanding, subject to make-whole and prepayment premiums, is due and payable upon a change-in-control as defined in the Loan Agreement. Make-whole and prepayment premiums are due and payable for the Tranche B Loans for any voluntary prepayment of the term loans outstanding, upon a change-in-control (as defined in the Loan Agreement), and upon any acceleration of the maturity date, in each case regardless of whether the Tranche B Loan is drawn. The Loan Agreement contains a financial covenant only if the Tranche C Loan and/or Tranche D Loan are funded, in which case we are required to maintain at least Trailing Four Quarters of Net Revenue of at least $500.0 million, calculated on a trailing twelve-month basis as of the end of each fiscal quarter, beginning with the first quarter of 2027 based on year-end 2026 audited financial statements.
As of June 30, 2025 we have borrowed the Tranche A Loan in the principal amount of $100,000 and on that date we gave notice of intent to draw the Tranche B Loan, which will close on September 26, 2025.
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
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.  Legal Proceedings
In June 2023, a putative class action lawsuit was filed against the Company, its Executive Chairman and its former Chief Executive Officer. The complaint, later amended to add our former Chief Financial Officer, now Chief Executive Officer, as a defendant, which purports to be brought on behalf of a class of persons and/or entities who purchased or otherwise acquired ordinary shares of the Company from January 5, 2023 through June 5, 2023, alleges material misstatements and/or omissions in the Company’s public statements with respect to the results from its phase 3 LUNAR clinical trial. On March 18, 2025, the court granted the Company's motion to dismiss the complaint. The Plaintiffs did not appeal the decision within the required timeframe. This matter is now closed and this item will not appear in future filings.
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
During the three-month period ending June 30, 2025 neither we nor any of our executive officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that are intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) promulgated under the Securities Exchange Act of 1934, as amended or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 6.  Exhibits
EXHIBIT INDEX

Exhibit Number		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Date	Number
10.1	2025 NovoCure Employee Share Purchase Plan#	8-K	6/6/2025	10.1
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X
32.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X
32.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X
101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Extension Presentation Linkbase Document				X
104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101)				X
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

NovoCure Limited

Date: July 24, 2025	/s/ Christoph Brackmann
Christoph Brackmann Chief Financial Officer (principal financial and accounting officer and duly authorized officer)