Form 10-Q
period 2025-09-30
NovoCure Ltd
filed 2025-10-30
CIK 1645113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 24, 2025
Ordinary shares, no par value	111,981,981 Shares

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
•our ability to manage the risks associated with business disruptions caused by natural disasters, extreme weather events, pandemics such as COVID-19 (coronavirus), international conflict, a prolonged failure of U.S. lawmakers to agree on a budget or appropriation legislation to fund the federal government’s operations (also known as a government shutdown), which could have an adverse effect on regulatory agencies, such as the U.S. Food and Drug Administration (e.g. PMA processing) and Centers for Medicare & Medicaid Services (e.g. payment processing), to perform their duties the impact our operations and the financial markets’ and other businesses’ reactions to any such failure, or other disruptions outside of our control;
•our cash needs; and
•our prospects, financial condition and results of operations.
These forward-looking statements involve a number of risks and uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Factors which may cause such differences to occur include those risks and uncertainties set forth under Part I, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed on February 27, 2025, as well as other risks and uncertainties set
i

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
ii

Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION
Item 1.  Financial Statements

NOVOCURE LIMITED AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands (except share data)
	September 30, 2025	December 31, 2024
	Unaudited	Audited
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$342,119	$163,767
Short-term investments	691,382	796,106
Restricted cash	2,519	2,327
Trade receivables, net	85,230	74,226
Receivables and prepaid expenses	39,500	35,063
Inventories	39,104	35,086
Total current assets	1,199,854	1,106,575
LONG-TERM ASSETS:
Property and equipment, net	79,976	77,660
Field equipment, net	20,549	14,811
Right-of-use assets	48,402	27,120
Other long-term assets	12,413	14,618
Total long-term assets	161,340	134,209
TOTAL ASSETS	$1,361,194	$1,240,784

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOVOCURE LIMITED AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands (except share data)
	September 30, 2025	December 31, 2024
	Unaudited	Audited
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Convertible note	$560,620	$558,160
Trade payables	118,922	105,086
Other payables, lease liabilities and accrued expenses	96,464	93,130
Total current liabilities	776,006	756,376
LONG-TERM LIABILITIES:
Senior secured credit facility, net	194,639	97,300
Long-term leases	42,682	19,971
Employee benefit liabilities	6,515	6,940
Other long-term liabilities	19	18
Total long-term liabilities	243,855	124,229
TOTAL LIABILITIES	1,019,861	880,605
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Share capital -
Ordinary shares no par value, unlimited shares authorized; issued and outstanding: 111,979,981 shares and 108,516,819 shares at September 30, 2025 (unaudited) and December 31, 2024, respectively	—	—
Additional paid-in capital	1,612,997	1,519,809
Accumulated other comprehensive income (loss)	(5,806)	(5,500)
Retained earnings (accumulated deficit)	(1,265,858)	(1,154,130)
TOTAL SHAREHOLDERS' EQUITY	341,333	360,179
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,361,194	$1,240,784
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOVOCURE LIMITED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
U.S. dollars in thousands (except share and per share data)
	Three months ended September 30,		Nine months ended September 30,		Year ended December 31,
	2025	2024	2025	2024	2024
	Unaudited		Unaudited		Audited
Net revenues	$167,204	$155,095	$481,003	$443,954	$605,220
Cost of revenues	44,729	35,372	124,722	103,715	137,181
Gross profit	122,475	119,723	356,281	340,239	468,039

Operating costs and expenses:
Research, development and clinical studies	54,029	51,882	163,639	158,435	209,645
Sales and marketing	58,546	59,830	171,404	171,652	239,063
General and administrative	45,921	40,103	134,645	117,344	189,827
Total operating costs and expenses	158,496	151,815	469,688	447,431	638,535

Operating income (loss)	(36,021)	(32,092)	(113,407)	(107,192)	(170,496)
Financial income (expenses), net	5,999	10,507	18,111	31,236	39,334

Income (loss) before income tax	(30,022)	(21,585)	(95,296)	(75,956)	(131,162)
Income tax	7,248	8,985	16,432	26,749	37,465
Net income (loss)	$(37,270)	$(30,570)	$(111,728)	$(102,705)	$(168,627)

Basic and diluted net income (loss) per ordinary share	$(0.33)	$(0.28)	$(1.00)	$(0.95)	$(1.56)
Weighted average number of ordinary shares used in computing basic and diluted net income (loss) per share	111,908,252	108,247,716	111,259,532	107,679,501	107,834,368
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
U.S. dollars in thousands
	Three months ended September 30,		Nine months ended September 30,		Year ended December 31,
	2025	2024	2025	2024	2024
	Unaudited		Unaudited		Audited
Net income (loss)	$(37,270)	$(30,570)	$(111,728)	$(102,705)	$(168,627)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustments	(198)	64	121	(161)	(1,200)
Pension benefit plan	(499)	(1,927)	(427)	252	1,169
Total comprehensive income (loss)	$(37,967)	$(32,433)	$(112,034)	$(102,614)	$(168,658)

NOVOCURE LIMITED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
U.S. dollars in thousands (except share data)
	Ordinary shares	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings (accumulated deficit)	Total shareholders' equity

Balance as of December 31, 2024 (audited)	108,516,819	$1,519,809	$(5,500)	$(1,154,130)	$360,179

Share-based compensation to employees	—	29,552	—	—	29,552
Exercise of options and vested RSUs	2,965,781	5,247	—	—	5,247
Other comprehensive income (loss), net of tax benefit of $0	—	—	1,299	—	1,299
Net income (loss)	—	—	—	(34,319)	(34,319)
Balance as of March 31, 2025 (Unaudited)	111,482,600	$1,554,608	$(4,201)	$(1,188,449)	$361,958

Share-based compensation to employees	—	26,143	—	—	26,143
Proceeds from issuance of shares	141,192	2,136	—	—	2,136
Exercise of options and vested RSUs	174,898	251		—	251
Other comprehensive income (loss), net of tax benefit of $0	—	—	(908)	—	(908)
Net income (loss)	—	—	—	(40,139)	(40,139)
Balance as of June 30, 2025 (Unaudited)	111,798,690	$1,583,138	$(5,109)	$(1,228,588)	$349,441

Share-based compensation to employees	—	29,321	—	—	29,321
Exercise of options and vested RSUs	181,291	538	—	—	538
Other comprehensive income (loss), net of tax benefit of $0	—	—	(697)	—	(697)
Net income (loss)	—	—	—	(37,270)	(37,270)
Balance as of September 30, 2025 (Unaudited)	111,979,981	$1,612,997	$(5,806)	$(1,265,858)	$341,333

	Ordinary shares	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings (accumulated deficit)	Total shareholders' equity

Balance as of December 31, 2023 (audited)	107,075,754	$1,353,468	$(5,469)	$(985,503)	$362,496

Share-based compensation to employees	—	34,084	—	—	34,084
Exercise of options and vested RSUs	528,020	213	—	—	213
Other comprehensive income (loss), net of tax benefit of $0	—	—	1,322	—	1,322
Net income (loss)	—	—	—	(38,760)	(38,760)
Balance as of March 31, 2024 (Unaudited)	107,603,774	$1,387,765	$(4,147)	$(1,024,263)	$359,355

Share-based compensation to employees	—	31,830	—	—	31,830
Proceeds from issuance of shares	178,668	2,187	—	—	2,187
Exercise of options and vested RSUs	231,388	1,121	—	—	1,121
Other comprehensive income (loss), net of tax benefit of $0	—	—	632	—	632
Net income (loss)	—	—	—	(33,375)	(33,375)
Balance as of June 30, 2024 (Unaudited)	108,013,830	$1,422,903	$(3,515)	$(1,057,638)	$361,750

Share-based compensation to employees	—	31,364	—	—	31,364
Exercise of options and vested RSUs	86,562	100	—	—	100
Other comprehensive income (loss), net of tax benefit of $0	—	—	(1,863)	—	(1,863)
Net income (loss)	—	—	—	(30,570)	(30,570)
Balance as of September 30, 2024 (Unaudited)	108,100,392	$1,454,367	$(5,378)	$(1,088,208)	$360,781

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOVOCURE LIMITED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands
	Three months ended September 30,		Nine months ended September 30,		Year ended December 31,
	2025	2024	2025	2024	2024
	Unaudited		Unaudited		Audited
Cash flows from operating activities:
Net income (loss)	$(37,270)	$(30,570)	$(111,728)	$(102,705)	$(168,627)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,663	2,458	10,432	8,131	11,235
Accrued Interest	789	(1,213)	4,436	60	(651)
Asset write-downs and impairment of field equipment	230	450	2,915	784	1,159
Share-based compensation	29,321	31,364	85,016	97,278	160,035
Foreign currency remeasurement loss (gain)	890	(503)	2,212	763	(227)
Decrease (increase) in accounts receivables and prepaid expenses	3,577	5,411	(15,476)	(8,983)	(26,358)
Amortization of discount (premium)	(6,402)	(6,737)	(19,516)	(18,972)	(25,644)
Decrease (increase) in inventories	886	1,895	(3,684)	(867)	2,568
Decrease (increase) in other long-term assets	2,490	1,906	6,480	7,969	7,395
Increase (decrease) in accounts payables and accrued expenses	24,830	7,452	10,517	(1,245)	19,106
Increase (decrease) in other long-term liabilities	(2,430)	(1,537)	(2,631)	(5,131)	(6,360)
Net cash provided by (used in) operating activities	$20,574	$10,376	(31,027)	(22,918)	(26,369)
Cash flows from investing activities:
Purchase of property, equipment and field equipment	$(5,655)	$(10,683)	(21,752)	(33,913)	(42,855)
Proceeds from maturity of short-term investments	185,000	190,000	725,000	608,000	778,000
Purchase of short-term investments	(107,909)	(169,124)	(602,298)	(692,118)	(875,387)
Net cash provided by (used in) investing activities	$71,436	$10,193	100,950	(118,031)	(140,242)
Cash flows from financing activities:
Proceeds from issuance of shares, net	$—	$—	2,136	2,187	4,150
Proceeds from senior secured credit facility, net	99,979	—	99,979	96,922	96,922
Repayment and redemption of long-term debt	—	—	—	(12,913)	(12,913)
Exercise of options	538	100	6,036	1,434	2,156
Net cash provided by (used in) financing activities	$100,517	$100	108,151	87,630	90,315
Effect of exchange rate changes on cash, cash equivalents and restricted cash	$(22)	$87	470	(46)	(174)

Increase (decrease) in cash, cash equivalents and restricted cash	192,505	20,756	178,544	(53,365)	(76,470)
Cash, cash equivalents and restricted cash at the beginning of the period	152,133	168,443	166,094	242,564	242,564

NOVOCURE LIMITED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands

Cash, cash equivalents and restricted cash at the end of the period	$344,638	$189,199	$344,638	$189,199	$166,094

Supplemental cash flow activities:
Cash paid during the period for:
Income taxes paid (refunded), net	$3,430	$6,637	$22,239	$17,053	$23,463
Interest paid	$2,843	$2,964	$8,162	$4,934	$7,714
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$342,119	$185,422	$342,119	$185,422	$163,767
Restricted cash	2,519	3,777	2,519	3,777	2,327
Total cash, cash equivalents and restricted cash	$344,638	$189,199	$344,638	$189,199	$166,094
Non-cash activities:
Right-of-use assets obtained (disposed) in exchange for lease liabilities	$2,678	$757	$27,788	$(610)	$494
Purchase of property incurred but unpaid at period end	$370	$201	$370	$201	$1,619
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
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This amendment introduces a practical expedient for the application of the current expected credit loss (“CECL”) model to current accounts receivable and contract assets. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the timing of adoption and impact of this amendment on its consolidated financial statements and related disclosures.
NOTE 2: CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
Cash equivalents include items almost as liquid as cash, with maturity periods of three months or less when purchased, and short-term investments include items with maturity dates between three months and one year when purchased. As of September 30, 2025 and December 31, 2024, the Company’s cash and cash equivalents and short-term investments were composed of:

	September 30, 2025
	Unaudited
	Fair value level	Adjusted cost basis	Unrealized gains	Unrealized losses	Fair market value	Recorded basis	Cash and cash equivalents	Short-term investments (2)
Cash		$14,780	$—	$—	$14,780	$14,780	$14,780	$—
Money market funds	Level 1	256,410	—	—	256,410	256,410	256,410	—
Certificate of deposits and term deposits	Level 2	86,718	—	—	86,718	86,718	31,034	55,684
HTM securities (1)
U.S. Treasury bills	Level 1	$119,302	$45	$—	119,347	119,302	$39,895	$79,407
Corporate debt securities	Level 2	$556,291	$195	$(34)	556,452	556,291	$—	$556,291

		$675,593	$240	$(34)	$675,799	$675,593	$39,895	$635,698

Total		$1,033,501	$240	$(34)	$1,033,707	$1,033,501	$342,119	$691,382

	December 31, 2024
	Audited
	Fair value level	Adjusted cost basis	Unrealized gains	Unrealized losses	Fair market value	Recorded basis	Cash and cash equivalents	Short-term investments (2)
Cash		$11,848	$—	$—	$11,848	$11,848	$11,848	$—
Money market funds	Level 1	151,919	—	—	151,919	151,919	151,919	—
Certificate of deposits and term deposits	Level 2	170,120	—	—	170,120	170,120	—	170,120
HTM securities (1)
U.S. Treasury bills	Level 1	$118,618	$93	$(1)	118,710	118,618	$—	$118,618
Government and governmental agencies	Level 2	$—	$—	$—	—	—	$—	$—
Corporate debt securities	Level 2	$507,368	$920	$(119)	508,169	507,368	$—	$507,368

		$625,986	$1,013	$(120)	$626,879	$625,986	$—	$625,986

Total		$959,873	$1,013	$(120)	$960,766	$959,873	$163,767	$796,106

(1)    Changes in fair value of held-to-maturity ("HTM") securities are presented for disclosure purposes as required by ASC 320 "Investments — Debt Securities" and are recorded as finance expenses only if the unrealized loss is identified as a credit loss.
(2)    Pursuant to a bank guaranty agreement, $17,605 of short-term investments are pledged. See Note 4.
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
As of September 30, 2025 and December 31, 2024, all investments mature in one year or less.
Unrealized losses from debt securities are primarily attributable to changes in interest rates. The Company does not believe any remaining unrealized losses represent impairments based on the evaluation of available evidence.

NOTE 3: INVENTORIES
Inventories are stated at the lower of cost or net realizable value. The weighted average methodology is applied to determine cost. As of September 30, 2025 and December 31, 2024, the Company’s inventories were composed of:

	September 30, 2025	December 31, 2024
	Unaudited	Audited
Raw materials	$4,598	$4,004
Work in progress	4,805	7,969
Finished products	29,701	23,113
Total	$39,104	$35,086

NOTE 4: COMMITMENTS AND CONTINGENT LIABILITIES
Operating Leases. The facilities of the Company are leased under various operating lease agreements for periods, including options for extensions, ending no later than 2044. The Company also leases motor vehicles under various operating leases, which expire on various dates, the latest of which is in 2028.
Pledged deposits and bank guarantees. As of September 30, 2025 and December 31, 2024, the Company pledged bank deposits of $5,098 and $4,909, respectively, to cover bank guarantees in respect of its leases of operating facilities and obtained bank guarantees for the fulfillment of the Company’s lease and other contractual commitments of $5,524 and $5,285, respectively. In addition, €15,000 ($17,605) of the Company's short term investments are pledged to a bank as guarantee for the Company's due execution of cash concentration agreements.
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

The net carrying amount of the liability of the Notes as of September 30, 2025 and December 31, 2024 are as follows:

	September 30, 2025	December 31, 2024
	Unaudited	Audited
Liability component, net:
Principal amount	$560,945	$560,945
Unamortized issuance costs	(325)	(2,785)
Net carrying amount of liability component (1)	$560,620	$558,160

Presented as:
Short-term liability (2)	$560,620	$558,160
(1) An effective interest rate determines the fair value of the Notes, therefore they are categorized as Level 3 in accordance with ASC 820. The estimated fair value of the net carrying amount of liability component of the Notes as of September 30, 2025 and December 31, 2024 were $556,179 and $526,434, respectively.
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
Finance expense related to the Notes was as follows:

	Three months ended September 30,		Nine months ended September 30,		Year ended December 31, 2024
	2025	2024	2025	2024
	Unaudited		Unaudited		Audited
Gain from redemption of Notes	—	—	—	(1,142)	(1,142)
Amortization of debt issuance costs	830	825	2,460	2,566	3,393
Total finance expenses (income) recognized	$830	$825	$2,460	$1,424	$2,251
b. Senior secured credit facility, net
On May 1, 2024 Novocure Luxembourg S.a.r.l. ("Borrower"), a wholly-owned subsidiary of the Company, entered into a new five-year senior secured credit facility of up to $400,000 (the "Facility") with BPCR Limited Partnership and BioPharma Credit Investments V (Master) LP (collectively, the "Lenders"), BioPharma Credit PLC, as collateral agent for the Lenders, and the guarantors party to such agreement (the "Loan Agreement"). The Facility may be drawn in up to four drawings. The Loan Agreement provides for an initial term loan in the principal amount of $100,000 (the "Tranche A Loan"), which was funded to the Borrower on May 1, 2024 (the "Tranche A Funding Date"). Under the Loan Agreement, the Borrower is required to give notice of its intent to draw $100,000 on the Facility on or before June 30, 2025 (the "Tranche B Loan"), subject to customary conditions precedent as set forth in the Loan Agreement. Not later than December 31, 2025, the Borrower has the option to give notice of its intent to draw an additional $100,000 of the Facility (the "Tranche C Loan") if (i) (A) the Company has received positive results from its PANOVA-3 phase 3 clinical trial or (B) the Company's trailing net revenues for the most recently completed four quarters as reported by the Company in its financial statements filed with the U.S. Securities and Exchange Commission ("Trailing Four Quarters of Net Revenue") are greater than $575,000 and (ii) the Notes are extinguished in full and are no longer outstanding. Not later than March 31, 2026, the Borrower has the option to give notice of its intent to draw an additional $100,000 of the Facility (the "Tranche D Loan") if (i) the Company receives an approval or clearance from the U.S. Food and Drug Administration for the Company's Tumor Treating Fields device for a pancreatic cancer indication or (ii) Trailing Four Quarters of Net Revenue is greater than $625,000. The closing date of each of the Tranche B Loan, Tranche C Loan and Tranche D Loan is ninety (90) days after the Company gives the respective notice of its intent to draw. The obligations under the Loan Agreement are guaranteed by certain of the Company's subsidiaries and secured by a first lien on the Borrower's and certain of the Company's other subsidiaries’ assets. Outstanding term loans under the Loan Agreement will bear interest at an annual rate equal to 6.25% plus the three-month SOFR (subject to a 3.25% floor), payable quarterly in arrears and calculated on the basis of actual days elapsed in a 360-day year. The Borrower must pay 2.5% of additional consideration on each principal draw, with payment for the Tranche A Loan and the Tranche B Loan paid on the Tranche A Funding Date, and payments for the Tranche C Loan and the Tranche D Loan on their respective funding dates. Principal under the Facility will be repaid in eight equal quarterly repayments commencing with the third quarter of 2027 and continuing each quarter thereafter, with the final payment of outstanding principal due on the fifth anniversary of the Tranche A Funding Date. Voluntary prepayment of all, but not less than all, of the term loans outstanding is permitted at any time, subject to make-whole and prepayment premiums as set forth in the Loan Agreement. Prepayment of all term loans outstanding, subject to make-whole and prepayment premiums, is due and payable upon a change-in-control as defined in the Loan Agreement. Make-whole and prepayment premiums are due and payable for the Tranche B Loans for any voluntary prepayment of the term loans outstanding, upon a change-in-control (as defined in the Loan Agreement), and upon any acceleration of the maturity date, in each case regardless of whether the Tranche B Loan is drawn. The Loan Agreement contains a financial covenant only if the Tranche C Loan and/or Tranche D Loan are funded, in which case the Company is required to maintain at least Trailing Four Quarters of Net Revenue of at least $500,000, calculated on a trailing twelve-month basis as of the end of each fiscal quarter, beginning with the first quarter of 2027 based on year-end 2026 audited financial statements.
The draw of the Tranche B Loan closed on September 26, 2025. As of September 30, 2025 the Company had borrowed the Tranche A Loan and the Tranche B Loans in the aggregate principal amount of $200,000.

	September 30, 2025	December 31, 2024
	Unaudited	Audited
Liability component, net:
Principal amount	$200,000	$100,000
Unamortized issuance costs	(5,361)	(2,700)
Net carrying amount of liability component (1)	$194,639	$97,300
(1) An effective interest rate determines the fair value of the Notes, therefore they are categorized as Level 3 in accordance with ASC 820. The estimated fair value of the net carrying amount of liability component of the Notes as of September 30, 2025 and December 31, 2024 were $213,649 and $112,836, respectively.
The net carrying amount of the liability is represented by the principal amount of the Notes, less total issuance costs plus any amortization of issuance costs. The total issuance costs upon issuance of the Notes were $6,156 and are amortized to interest expense using the effective interest rate method over the contractual term of the Notes. For purposes of calculating the net carrying amount, the annual effective interest rate is assumed to be 12.4% over the remaining contractual term of the Notes.
Finance expense related to the Facility was as follows:

	Three months ended September 30,		Nine months ended September 30,		Year ended December 31, 2024
	2025	2024	2025	2024
	Unaudited		Unaudited		Audited
Interest	2,837	2,960	8,143	4,922	7,693
Amortization of debt issuance costs	129	187	438	227	378
Total finance expense recognized	$2,966	$3,147	$8,581	$5,149	$8,071

NOTE 6: REVENUE RECOGNITION
a.     Net revenues
The Company’s net revenues by geographic region, based on the patient’s location are summarized as follows:

	Three months ended September 30,			Nine months ended September 30,		Year ended December 31,
	2025	0	2024	2025	2024	2024
United States	$96,609		$98,345	$284,024	$284,599	$391,801
International markets:
Germany	20,286		16,990	58,078	47,834	65,263
France	19,620		15,243	55,895	39,998	55,730
Japan	9,385		8,581	27,578	24,062	32,569
Other international markets	15,706		11,311	40,622	32,053	42,471
International markets - Total	64,997		52,125	182,173	143,947	196,033

Greater China (1)	5,598		4,625	14,806	15,408	17,386

Total net revenues	$167,204		$155,095	$481,003	$443,954	$605,220
(1) For additional information, see Notes 12 and 13 to the Consolidated Financial Statements in the 2024 10-K.

The Company's net revenues by performance period are as follows:

	Three months ended September 30,			Nine months ended September 30,		Year ended December 31,
	2025	0	2024	2025	2024	2024
Net revenues recognized in the reporting period from performance obligations satisfied in:
Reporting period	$157,509		$142,960	$461,641	$417,023	$568,819
Previous periods	9,695		12,135	19,362	26,931	36,401
Total net revenues	$167,204		$155,095	$481,003	$443,954	$605,220
b.     Contract balances
The following table provides information about trade receivables, unbilled receivables and contract liabilities from contracts with customers:

	September 30, 2025	December 31, 2024
	Unaudited	Audited
Trade receivables	$77,984	$68,501
Unbilled receivables	$7,246	$5,725
Deferred revenues (short-term contract liabilities)	$(15,700)	$(14,225)
During the nine months ended September 30, 2025 and 2024 and the year ended December 31, 2024 the Company recognized $14,225, $16,224 and $16,224, respectively, which were included in the deferred revenues (short-term contract liability) balance at January 1, 2025 and 2024.

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
As of September 30, 2025, 6,111,636 ordinary shares were available for grant under the 2024 Plan.
A summary of the status of the Company’s option plans as of September 30, 2025 and changes during the period then ended is presented below:

	Nine months ended September 30, 2025
	Unaudited
	Number of options	Weighted average exercise price
Outstanding at beginning of year	11,315,468	$31.41
Granted	944,888	17.96
Exercised	(422,673)	14.28
Forfeited and canceled	(843,581)	45.34
Outstanding as of September 30, 2025	10,994,102	$29.84

Exercisable options	6,997,079	$34.38
A summary of the status of the Company’s RSUs and PSUs as of September 30, 2025 and changes during the period then ended is presented below.

	Nine months ended September 30, 2025
	Unaudited
	Number of RSU/PSUs	Weighted average grant date fair value
Unvested at beginning of year	12,066,515	$27.19
Granted	5,444,389	18.62
Vested	(2,899,297)	24.59
Forfeited and cancelled	(1,005,508)	34.56
Unvested as of September 30, 2025 (1)	13,606,099	23.77

(1) Includes PSUs that have a mix of service, market and other milestone performance vesting conditions which are vested upon achievements of performance milestones that are not probable as of September 30, 2025, in accordance with ASC 718 "Compensation — Stock Compensation" as follows:

September 30, 2025
Number of PSUs	Fair value at grant date per PSU	Total fair value at grant date
704,493	$16.30	$11,483
907,280	18.19	16,503
21,653	19.44	421
901,284	48.16	43,406
73,186	76.97	5,633
2,607,896		$77,446
These PSUs will be expensed over the performance period when the vesting conditions become probable in accordance with ASC 718.
In February 2025, the Company adopted the 2025 Novocure Employee Share Purchase Plan ("ESPP"), effective June 4, 2025 (the "ESPP Effective Date"), following approval from the Company's shareholders. The ESPP replaced the Company's expiring prior employee share purchase plan, which was adopted in 2015 (the "Prior ESPP"). The purpose of the ESPP is to encourage and enable eligible employees to acquire ownership of the Company’s ordinary shares purchased through accumulated payroll deductions on an after-tax basis. The total number of shares of the Company’s ordinary shares that may be issued under the ESPP consists of 6,366,651 Ordinary Shares, less 141,192 Ordinary Shares which were issued on the last “Purchase Date” pursuant to the Prior ESPP, all of which were available under the Prior ESPP and which ceased to be available for future awards under the Prior ESPP as of the ESPP Effective Date. In the United States, the ESPP is intended to be an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code and the provisions of the ESPP are construed in a manner consistent with the requirements of such section. As of September 30, 2025, 6,366,651 ordinary shares were available to be purchased by eligible employees under the ESPP.
The fair value of share-based awards was estimated using the Black-Scholes model for all equity grants. For market condition awards, the Company also applied the Monte-Carlo simulation model. The Company assessed fair value using the following underlying assumptions:

	Nine months ended September 30,		Year ended December 31, 2024
	2025	2024
	Unaudited		Audited
Stock Option Plans
Expected term (years)	5.50-5.79	5.50-5.73	5.50-5.73
Expected volatility	75%-77%	71%-73%	71%-73%
Risk-free interest rate	4.01%-4.02%	3.88%-4.43%	3.88%-4.43%
Dividend yield	0.00%	0.00%	0.00%
ESPP
Expected term (years)	0.50	0.50	0.50
Expected volatility	56%-89%	73%-90%	73%-90%
Risk-free interest rate	4.16%-4.20%	5.13%-5.23%	5.13%-5.23%
Dividend yield	0.00%	0.00%	0.00%
The total non-cash share-based compensation expense related to all of the Company’s equity-based awards recognized for the three and nine months ended September 30, 2025 and 2024, and the year ended December 31, 2024 was:

	Three months ended September 30,		Nine months ended September 30,		Year ended December 31, 2024
	2025	2024	2025	2024
	Unaudited		Unaudited		Audited
Cost of revenues	$929	$1,834	$3,004	$5,280	$6,873
Research, development and clinical studies	6,166	7,294	18,154	25,421	32,716
Sales and marketing	7,663	10,276	21,538	31,220	43,097
General and administrative	14,563	11,960	42,320	35,357	77,349
Total share-based compensation expense	$29,321	$31,364	$85,016	$97,278	$160,035

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
The following table sets forth the computation of the Company’s basic and diluted net income (loss) per ordinary share:

	Three months ended September 30,		Nine months ended September 30,		Year ended December 31, 2024
	2025	2024	2025	2024
	Unaudited		Unaudited		Audited
Net income (loss) attributable to ordinary shares as reported used in computing basic and diluted net income (loss) per share	$(37,270)	$(30,570)	$(111,728)	$(102,705)	$(168,627)

Weighted average number of ordinary shares used in computing diluted net income (loss) per share	111,908,252	108,247,716	111,259,532	107,679,501	107,834,368

Potentially anti-dilutive shares that were excluded from the computation of basic net income (loss) per share:
Options	9,522,315	9,887,237	8,968,363	9,392,376	9,558,506
RSUs and PSUs	4,995,367	4,651,689	4,828,118	3,880,895	4,560,415
ESPP	91,218	79,887	185,346	198,999	222,451
Weighted anti-dilutive shares outstanding which were not included in the diluted calculation	14,608,900	14,618,813	13,981,827	13,472,270	14,341,372

Basic and diluted net income (loss) per ordinary share	$(0.33)	$(0.28)	$(1.00)	$(0.95)	$(1.56)

NOTE 9: SUPPLEMENTAL INFORMATION
The Company operates in a single reportable segment.
The following table presents long-lived assets by location:

	September 30, 2025	December 31, 2024
	Unaudited	Audited
United States	$65,593	$62,897
Switzerland	49,895	27,014
Israel	14,363	16,120
Others	19,076	13,560
Total long lived assets	$148,927	$119,591

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist you in better understanding and evaluating our financial condition and results of operations. We encourage you to read this MD&A in conjunction with our unaudited consolidated financial statements and the notes thereto for the period ended September 30, 2025 included in Part I, Item 1 of this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Please refer to the information under the heading “Cautionary Note Regarding Forward-Looking Statements” elsewhere in this report. References to the words “we,” “our,” “us,” and the “Company” in this report refer to NovoCure Limited, including its consolidated subsidiaries.
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
Optune Lua is approved by the FDA under the PMA pathway for the treatment of adult patients with metastatic non-small cell lung cancer ("NSCLC") concurrent with PD-1/PD-L1 inhibitors or docetaxel following progression on or after a platinum-based regimen. We also have a CE certificate to market Optune Lua concurrent with PD-1/PD-L1 inhibitors or docetaxel following progression on or after a platinum-based regimen for the treatment of metastatic NSCLC in the EU and have launched in Germany. In addition, we received regulatory approval for Optune Lua for the treatment of adult patients with unresectable advanced/recurrent NSCLC concurrent with PD-1/PD-L1 inhibitors following progression on or after a platinum-based regimen in Japan.
Optune Lua is also approved by the FDA under the Humanitarian Device Exemption ("HDE") pathway for the treatment of adult patients with malignant pleural mesothelioma or pleural mesothelioma (together, "MPM") together with standard chemotherapies. We have also received CE certification in the EU and approval or local registration to market Optune Lua in certain other countries for the treatment of MPM.
We market Optune Gio and Optune Lua in multiple countries around the globe with the majority of our revenues coming from the use of Optune Gio in the U.S., Germany, France and Japan. In August, we announced coverage of TTFields therapy for the treatment of patients with newly diagnosed GBM in Spain. We are actively evaluating opportunities to expand our international footprint.

We are actively pursuing coverage policies with payers to expand access to Optune Lua for patients with NSCLC and MPM and in the meantime we will bill and seek reimbursement from payers on an individual case basis, as applicable.
In May, we presented positive results from the phase 3 PANOVA-3 clinical trial ("PANOVA-3") evaluating the use of TTFields therapy with gemcitabine and nab-paclitaxel ("GnP") for locally advanced, unresectable pancreatic adenocarcinoma at the 2025 American Society of Clinical Oncology Annual Meeting. Patients treated with TTFields therapy concomitantly with GnP exhibited a median overall survival of 16.2 months compared to 14.2 months in the control arm. Patients treated with TTFields therapy concomitantly with GnP also demonstrated greater median pain-free survival of 15.2 months compared to 9.1 months in the control arm. In July, we presented additional quality of life data at the 2025 European Society for Medical Oncology Gastrointestinal Cancers Congress. Patients treated with TTFields therapy concomitantly with GnP exhibited statistically significant improvements across numerous quality of life measures including, but not limited to, time to deterioration in global health status, delay in time to deterioration due to pain and delay in time to deterioration due to pancreatic pain. In May, the full results of the PANOVA-3 trial were published in the Journal of Clinical Oncology. In August, we filed a PMA application with the FDA seeking approval for the use of TTFields therapy together with GnP for the treatment of locally advanced, unresectable pancreatic cancer under the brand name Optune Pax®.
In September, we presented final data from the Phase 3 METIS clinical trial evaluating the use of TTFields therapy and best supportive care for the treatment of adult patients (n=298) with 1-10 brain metastases from NSCLC following stereotactic radiosurgery ("METIS") at the 2025 American Society for Radiation Oncology Annual Meeting. The METIS trial met its primary endpoint, demonstrating a statistically significant improvement in time to intracranial progression for patients treated with TTFields therapy and supportive care compared to patients treated with supportive care alone. Patients treated with TTFields therapy and supportive care exhibited a risk reduction of 28% (HR 0.72, p=0.044), with median time to intracranial progression of 15.0 months compared to 7.5 months in patients treated with supportive care alone. Intracranial progression rates at months 2, 6, 12, and 24 were 13.6% vs 22.1% (p=0.034), 33.7% vs 46.4% (p=0.018), 46.9% vs 59.4% (p=0.023), and 53.6% vs. 65.2% (p=0.031; post hoc), respectively.
Our modular PMA shell for the METIS application has been approved by the FDA and we have filed the first two of three modules under the brand name Optune Mya®. We have received questions from the FDA regarding our second module and are prepared to file the third and final module once those questions are resolved. We anticipate filing the third module before the end of 2025; however, we cannot assure that the FDA will accept the filing before the end of 2025.
We believe the physical mechanisms of action behind TTFields therapy may be broadly applicable to solid tumor cancers. We have several ongoing clinical trials which further explore the use of TTFields therapy in these solid tumor cancers, including the Phase 3 TRIDENT and KEYNOTE D58 trials in GBM, the Phase 3 LUNAR-2 trial in NSCLC, and the Phase 2 PANOVA-4 trial in pancreatic cancer. We anticipate expanding our clinical pipeline over time to study the safety and efficacy of TTFields therapy for additional solid tumor indications and for use together with other cancer treatment modalities.
In August, we terminated the Phase 2 LUNAR-4 trial. LUNAR-4 was a phase 2, single arm, open-label, multinational evaluating the use of TTFields concomitant with pembrolizumab for the treatment of metastatic NSCLC in patients previously treated with a PD-1/PD-L1 inhibitor and platinum-based chemotherapy. The availability of real-world evidence will enable Novocure to achieve the objectives of LUNAR-4 without the need for an interventional clinical study. This decision was not related to any safety concerns.

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
We view our operations and manage our business in one operating segment. For the three and nine months ended September 30, 2025, our net revenues were $167.2 million and $481.0 million. Our net loss for the three and nine months ended September 30, 2025 was $37.3 million and $111.7 million. As of September 30, 2025, we had an accumulated deficit of $1,265.9 million.
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
Recent Changes to U.S. Tariff Rates
Throughout 2025, the U.S. has increased tariff rates on imported goods from numerous countries. The manufacturing of our Products and associated accessories is fully outsourced to third parties across multiple countries. In recent years, in anticipation of active patient growth and new indication launches, we began onboarding additional suppliers and/or supply nodes to increase the resilience of our network. As an example, we are in the final steps of adding production capacity in Mexico and Ireland. This also helps us now to provide optionality around supply routes to optimize our cost structure, including the emerging tariff landscape. Our current analysis of the global tariff environment leads us to estimate that import duties related to these new tariff rates could increase by approximately $5 million in 2025.
The global tariff environment is changing rapidly, and we cannot be assured that we will not ultimately be negatively impacted further by these changes.
U.S. Government Shutdown
As of the date of this report, the U.S. Congress has failed to agree on a budget or appropriation legislation to fund the federal government’s operations (also known as a government shutdown). As a result, federal agencies, including the FDA, have placed workers on furlough and scaled back their operations. It is possible that a prolonged shutdown will cause delays with respect to the FDA's review and approval of our Optune Pax and Optune Mya PMA applications, as well as with respect to reviews and other actions by the FDA and other federal agencies that impact our business. In addition to delays at the FDA, we could be impacted by delays in claims processing by the Centers for Medicare & Medicaid Services, which could delay our receipt of Medicare reimbursements.

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

Results of Operations
The following discussion provides an analysis of our results of operations and reasons for material changes therein for the three and nine months ended September 30, 2025 as compared to the three and nine months ended September 30, 2024. The tables contained in this section report U.S. dollars in thousands (except share, patient, and prescription data). The following table sets forth our consolidated statements of operations data:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	Unaudited		Unaudited
Net revenues	$167,204	$155,095	$481,003	$443,954
Cost of revenues	44,729	35,372	124,722	103,715
Gross profit	122,475	119,723	356,281	340,239

Operating costs and expenses:
Research, development and clinical studies	54,029	51,882	163,639	158,435
Sales and marketing	58,546	59,830	171,404	171,652
General and administrative	45,921	40,103	134,645	117,344
Total operating costs and expenses	158,496	151,815	469,688	447,431

Operating income (loss)	(36,021)	(32,092)	(113,407)	(107,192)
Financial income (expenses), net	5,999	10,507	18,111	31,236

Income (loss) before income taxes	(30,022)	(21,585)	(95,296)	(75,956)
Income taxes	7,248	8,985	16,432	26,749
Net income (loss)	$(37,270)	$(30,570)	$(111,728)	$(102,705)

Basic and diluted net income (loss) per ordinary share	$(0.33)	$(0.28)	$(1.00)	$(0.95)
Weighted average number of ordinary shares used in computing basic and diluted net income (loss) per share	111,908,252	108,247,716	111,259,532	107,679,501

The following table details the share-based compensation expense included in costs and expenses:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	Unaudited		Unaudited
Cost of revenues	$929	$1,834	$3,004	$5,280
Research, development and clinical studies	6,166	7,294	18,154	25,421
Sales and marketing	7,663	10,276	21,538	31,220
General and administrative	14,563	11,960	42,320	35,357
Total share-based compensation expense	$29,321	$31,364	$85,016	$97,278

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
The following table includes certain commercial operating statistics for and as of the end of the periods presented.

	September 30,
	2025			2024
	Optune Gio	Optune Lua	Total	Optune Gio		Optune Lua	Total
Active patients at period end (1)
United States	2,176	104	2,280	2,186		14	2,200
International markets:
Germany	595	31	626	558	520	12	570
France	499	—	499	393		—	393
Japan	474	—	474	437		—	437
Other international	533	4	537	506		7	513
International markets - Total	2,101	35	2,136	1,894		19	1,913

	4,277	139	4,416	4,080		33	4,113

	Three months ended September 30,
	2025			2024
	Optune Gio	Optune Lua	Total	Optune Gio	Optune Lua	Total
Prescriptions received in period (2)
United States	954	104	1,058	927	7	934
International markets:
Germany	227	24	251	211	6	217
France	191	—	191	171	—	171
Japan	130	—	130	99	—	99
Other international	173	2	175	160	5	165
International markets - Total	721	26	747	641	11	652

	1,675	130	1,805	1,568	18	1,586

	Nine months ended September 30,
	2025			2024
	Optune GIo	Optune Lua	Total	Optune Gio	Optune Lua	Total
Prescriptions received in period (2)
United States	2,825	311	3,136	2,860	21	2,881
International markets:
Germany	624	82	706	599	30	629
France	577	—	577	533	—	533
Japan	349	—	349	298	—	298
Other international	506	7	513	510	12	522
International markets - Total	2,056	89	2,145	1,940	42	1,982

	4,881	400	5,281	4,800	63	4,863

(1) Optune Lua includes both active patients in NSCLC and MPM. Worldwide, there were 39 and 32 active MPM patients on therapy as of as of September 30, 2025 and 2024 and 100 and 1 active NSCLC patient(s) on therapy as of as of September 30, 2025 and 2024.
(2) Optune Lua includes both prescriptions for NSCLC and MPM. Worldwide, 21, 78, 18 and 61 MPM prescriptions were received in the three and nine months ended September 30, 2025 and 2024 and 109, 322, 0 and 2 NSCLC prescriptions were received in the three and nine months ended September 30, 2025 and 2024.
Three and nine months ended September 30, 2025 compared to three and nine months ended September 30, 2024

	Three months ended September 30,			Nine months ended September 30,
	2025	2024	% Change	2025	2024	% Change
Net revenues	$167,204	$155,095	8%	$481,003	$443,954	8%
Net revenues. Net revenues increased 8% to $167.2 million for the three months ending September 30, 2025 from $155.1 million for the same period in 2024. For the three months ended September 30, 2025 the net revenue increase primarily resulted from a $4.4 million increase from continued growth in France and a $3.3 million increase in Germany from active patient growth and reimbursement improvements. This increase also includes a $4.4 million increase from other international markets, driven by active patient growth in Sweden, aged accounts receivable in the UK, and early commercialization efforts in Spain. The overall increase includes $3.3 million of exchange rate benefits. This increase was partially offset by $1.7 million less revenue in the United States related to a reduction in one-time benefits for prior period claims. Recognized revenue from Optune Lua in the quarter was $3.1 million, including $1.6 million from NSCLC, and $1.5 million from MPM.
For the nine months ended September 30, 2025, the increase primarily resulted from a $15.9 million increase from continued growth in France, a $10.2 million increase in Germany from active patient growth and reimbursement improvements, and a $12.1 million increase from the remaining international markets driven by active patient growth. The overall increase for the nine-month period includes $5.7 million of exchange rate benefits.

	Three months ended September 30,			Nine months ended September 30,
	2025	2024	% Change	2025	2024	% Change
Cost of revenues	$44,729	$35,372	26%	$124,722	$103,715	20%
Cost of revenues. For the three and nine months ended September 30, 2025, the increase in cost of revenues was primarily due to 7% growth in active patients, $1.3 million higher array costs driven by the new array roll-out and the NSCLC launch, and $1.5 million in higher tariffs. In addition, the Company recognized a $2.9 million expense in the third quarter of 2025 related to an inventory obsolescence provision for Optune Lua arrays.

Excluding sales to Zai, cost of revenues per active patient per month was $3,159 for the three months ended September 30, 2025, an increase of 16% from $2,713 for the same period in 2024, primarily due to the Optune Lua inventory obsolescence provision. Cost of revenues per active patient is calculated by dividing the cost of revenues for the quarter less equipment sales to Zai for the quarter by the average of the active patients at the end of the prior quarter and the ending active patients in the current quarter. This quarterly figure is then divided by three to estimate the monthly cost of revenues per active patient. Sales to Zai are deducted because they are sold at cost and in anticipation of future royalties from Zai, and Zai patient counts are not included in our active patient population. Cost of products sold to Zai totaled $3.3 million and $9.8 million for the three and nine months ended September 30, 2025 compared to $2.5 million and $8.4 million for the three and nine months ended September 30, 2024.
Gross margin was 73% for the three months ended September 30, 2025 compared to 77% for the three months ended September 30, 2024. The reduction in gross margin is primarily due to the aforementioned increase in cost of revenues. We expect that our gross margins will continue to be impacted by current and future product enhancements, such as the launch of our new arrays in the U.S. and our launch in NSCLC, as well as by the changing tariff landscape. We continue to focus on opportunities to increase efficiencies and scale within our supply chain. This includes evaluating new materials, manufacturers, and processes that could lead to lower costs.
Operating Expenses.

	Three months ended September 30,			Nine months ended September 30,
	2025	2024	% Change	2025	2024	% Change
Research, development and clinical studies	$54,029	$51,882	4%	$163,639	$158,435	3%
Sales and marketing	58,546	59,830	(2)%	171,404	171,652	—%
General and administrative	45,921	40,103	15%	134,645	117,344	15%
Total operating expenses	$158,496	$151,815	4%	$469,688	$447,431	5%
Research, development and clinical study expenses. Research, development and clinical study expenses increased 4% to $54.0 million for the three months ended September 30, 2025 from $51.9 million for the same period in 2024. For the three months ended September 30, 2025, the change was primarily due to a $2.6 million increase in product development costs and a $1.8 million increase in regulatory expenses related to the PANOVA-3 and METIS PMA filings, partially offset by $2.0 million in a reduction in direct clinical expenses due to the completion of the PANOVA-3 and METIS trials. For the nine months ended September 30, 2025, the change was primarily due to a $4.5 million increase in engineering costs, $2.2 million in regulatory expenses, and $1.9 million in direct clinical trial expenses related to the ramp up of the LUNAR-2 and KEYNOTE D58 trials, partially offset by $7.3 million lower share-based compensation expenses. Total research and development expenses can fluctuate quarter-to-quarter dependent upon the amount of clinical research organization services delivered, clinical materials procured and the number of trials actively underway within a given quarter.
Sales and marketing expenses. Sales and marketing expenses decreased 2% to $58.5 million for the three months ended September 30, 2025 from $59.8 million for the same period in 2024. For the three months ended September 30, 2025, the change was primarily driven by $2.6 million in lower share-based compensation expenses, partially offset by a $1.8 million increase in marketing expenses related to the Optune Lua for NSCLC launch and prelaunch activities for potential future indications in pancreatic cancer and brain metastases from NSCLC. For the nine months ended September 30, 2025, the change was primarily driven by $9.7 million lower share-based compensation expenses, partially offset by $6.6 million higher costs associated with the expansion of the sales force for Optune Lua for NSCLC, $2.1 million in higher market access and reimbursement expenses, and $1.6 million in higher marketing expenses.
General and administrative expenses. General and administrative expenses increased 15% to $45.9 million for the three-month period ended September 30, 2025 from $40.1 million for the same period in 2024. For the three months ended September 30, 2025, these changes were primarily due to $2.6 million higher share-based compensation expenses and higher personnel and professional service expenses to support the greater company build-out, particularly in enterprise technology as we invest in our digital infrastructure to enable scale. For the nine-month period ended September 30, 2025, the change was primarily due to $7.0 million of higher share-based compensation expenses, a $2.3 million one-time expense to retire a production line related to supply chain optimization efforts, and higher personnel and professional service expenses.

	Three months ended September 30,			Nine months ended September 30,
	2025	2024	% Change	2025	2024	% Change
Financial income (expenses), net	$5,999	$10,507	(43)%	$18,111	$31,236	(42)%
Financial income (expenses), net. Financial income decreased $ 4.5 million or 43%, to $6.0 million for the three months ended September 30, 2025 from $10.5 million in income for the same period in 2024, primarily due to a $2.7 million decrease in interest income on our investments and an increase of $2.0 million of foreign exchange expenses. Financial income decreased $13.1 million or 42%, to $18.1 million for the nine months ended September 30, 2025 from $31.2 million in income for the same period in 2024, primarily due to a $5.9 million decrease in interest income on our investments, $3.2 million in higher interest expenses related to our senior secured credit facility, an increase of $1.7 million of foreign exchange expenses and the non-recurring gain of $1.1 million in 2024 from the early redemption of our convertible note described above.

	Three months ended September 30,			Nine months ended September 30,
	2025	2024	% Change	2025	2024	% Change
Income taxes	$7,248	$8,985	(19)%	$16,432	$26,749	(39)%
Income taxes. Income taxes decreased 19% to $7.2 million for the three months ended September 30, 2025 from $9.0 million for the same period in 2024 primarily due to a $1.9 million increase in tax benefits from share-based compensation deductions and $1.3 million resulting from tax law changes in the U.S. Income taxes decreased 39% to $16.4 million for the nine months ended September 30, 2025 from $26.7 million for the same period in 2024 primarily due to a $9.9 million increase in tax benefits from share-based compensation and $1.8 million resulting from tax law changes in the U.S.
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

	Three months ended September 30,			Nine months ended September 30,
	2025	2024	% Change	2025	2024	% Change
Net income (loss)	$(37,270)	$(30,570)	22%	$(111,728)	$(102,705)	9%
Add: Income tax	7,248	8,985	(19)%	16,432	26,749	(39)%
Add: Financial expenses (income), net	(5,999)	(10,507)	(43)%	(18,111)	(31,236)	(42)%
Add: Depreciation and amortization	3,663	2,458	49%	10,432	8,131	28%
EBITDA	$(32,358)	$(29,634)	9%	$(102,975)	$(99,061)	4%
Add: Share-based compensation	29,321	31,364	(7)%	85,016	97,278	(13)%
Adjusted EBITDA	$(3,037)	$1,730	(276)%	$(17,959)	$(1,783)	907%
Adjusted EBITDA decreased to a loss of $3.0 million for the three months ended September 30, 2025 from profit of $1.7 million for the same period in 2024. For three months ended September 30, 2025, the change in adjusted EBITDA was primarily driven by revenue growth offset by increasing costs for new indications. The revenue increase drove a $2.8 million increase in gross profit. The gross profit increase was offset by increased operating expenses, primarily due to our launch in NSCLC and prelaunch activities for potential new indications. We intend to take actions that prioritize growth and maintain financial health and flexibility as we position our company for future profitability.

Liquidity and Capital Resources
We have incurred significant losses and cumulative negative cash flows from operations since our founding in 2000. As of September 30, 2025, we had an accumulated deficit of $1,265.9 million. To date, we have primarily financed our operations through the exercise of options, issuance and sale of equity and the proceeds from long-term loans.
At September 30, 2025, we had $1,033.5 million in cash, cash equivalents and short-term investments, an increase of $73.6 million compared to $959.9 million at December 31, 2024, primarily attributable to the proceeds of Tranche B of our Senior secured debt offset by net cash used in operations. We believe our cash, cash equivalents and short-term investments as of September 30, 2025 are sufficient for our operations for at least the next 12 months based on our existing business plan and our ability to control the timing of significant expense commitments. We expect that our operating expenses will continue to increase over the next several years and may outpace our gross profit as we prepare to expand into additional indications beyond CNS and Lung. As a result, we may need to raise additional capital to fund our operations.
On November 1, 2025, we will pay at maturity our Convertible Notes in the amount of $560.9 million.
The following summary of our cash flows for the periods indicated has been derived from our unaudited consolidated financial statements, which are included elsewhere in this Quarterly Report:

	Nine months ended September 30,
	2025	2024	Change	% Change
Net cash provided by (used in) operating activities	$(31,027)	$(22,918)	$(8,109)	35%
Net cash provided by (used in) investing activities	100,950	(118,031)	218,981	(186)%
Net cash provided by financing activities	108,151	87,630	20,521	23%
Effect of exchange rate changes on cash and cash equivalents	470	(46)	516	(1122)%
Net increase (decrease) in cash, cash equivalents and restricted cash	$178,544	$(53,365)	$231,909	(435)%
Operating activities. Net cash used in or provided by operating activities represents our net income (loss) for the periods presented, share-based compensation and depreciation and amortization. Operating cash flows are also impacted by changes in working capital as a result of collections from trade receivables and payments of accounts payables.
Net cash used in operating activities increased by $8.1 million from $22.9 million net cash used in operating activities for the nine months ended September 30, 2024 to $31.0 million net cash used in operating activities for the nine months ended September 30, 2025. This was primarily the result of a $9.0 million increase in net loss. Other factors generally have offset one another, including a $12.2 million decrease of share-based compensation, a $11.8 million increase in accounts payable and accrued expenses, a $6.5 million decrease in accounts receivable and a $4.4 million increase of accrued interest.
Investing activities. Our investing activities consist primarily of investments in and redemptions of our short-term investments as well as investments in property and equipment.
Net cash provided by investing activities was $100.9 million for the nine months ended September 30, 2025, compared to $118.0 million used in investing activities for the nine months ended September 30, 2024. The $100.9 million net cash provided by investing activities for the nine months ended September 30, 2025 was primarily attributable to $122.7 million of net proceeds of short term investments and the purchase of $21.8 million of property and equipment. The $118.0 million net cash used in investing activities for the nine months ended September 30, 2024 was primarily attributable to $84.1 million of net purchase of short-term investments and by the purchase of $33.9 million of property and equipment.

Financing activities. Net cash provided by financing activities was $108.2 million for the nine months ended September 30, 2025, as compared to $87.6 million provided by financing activities for the nine months ended September 30, 2024. The $108.2 million net cash provided by financing activities for the nine months ended September 30, 2025 was primarily attributable to $100.0 million proceeds from the closing of Tranche B of our senior secured debt and to the exercise of options under our share option plan. The $87.6 million provided by financing activities for the nine months ended September 30, 2024 was attributable to $96.9 million of proceeds from Tranche A of the senior secured debt, offset by $12.9 million from the partial repayment of the convertible loan and to the the exercise of options under the Company's share option plan.
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
The draw of the Tranche B Loan closed on September 26, 2025. As of September 30, 2025 the Company had borrowed the Tranche A Loan and the Tranche B Loans in the aggregate principal amount of $200.0 million.
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
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The following table describes contracts, instructions or written plans for the purchase or sale of our securities that are intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) promulgated under the Securities Exchange Act of 1934, as amended (each a "Rule 10b5-1 Plan") adopted by our executive officers and directors during the three month period ending September 30, 2025:

Name and Title	Title	Date of Adoption	Duration of Rule 10b5-1 Plan	Aggregate Number of Securities to be Purchased Pursuant to the Rule 10b5-1 Plan	Aggregate Number of Securities to be Sold Pursuant to the Rule 10b5-1 Plan
Mukund Paravasthu	Chief Operating Officer	July 29, 2025	11/4/2025-9/30/2026	87,894	102,334
Kinyip Gabriel Leung	Director	August 19, 2025	11/18/2025-8/31/2026	24,413	88,410

During the three-month period ending September 30, 2025, Mr. Paravasthu terminated the plan referenced above on September 11, 2025 and none of our other executive officers or directors terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

NovoCure Limited

Date: October 30, 2025	/s/ Christoph Brackmann
Christoph Brackmann Chief Financial Officer (principal financial and accounting officer and duly authorized officer)