Form 10-K
period 2025-12-31
NovoCure Ltd
filed 2026-02-26
CIK 1645113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-K
______________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                             ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.                 ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the outstanding common equity of the registrant held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $994,959,266.
The number of shares of the registrant’s ordinary shares outstanding as of February 20, 2026 was 113,794,396.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2026 annual meeting of shareholders are incorporated by reference into Items 10, 11, 12, 13, and 14 of Part III of this Form 10-K. Such definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2025.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
In addition to historical facts or statements of current condition, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements contained in this report are based on our current plans, expectations, hopes, beliefs, intentions or strategies concerning future developments and their impact on us. Forward-looking statements contained in this report constitute our expectations or forecasts of future events as of the date this report was filed with the Securities and Exchange Commission and are not statements of historical fact. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Such statements may include words such as "anticipate," "will," "estimate," "expect," "project," "intend," "should," "plan," "believe," "hope," and other words and terms of similar meaning in connection with any discussion of, among other things, future operating or financial performance, strategic initiatives and business strategies, regulatory or competitive environments, our intellectual property and research and development related to our Tumor Treating Fields ("TTFields") devices marketed under various brand names, including "Optune Gio," "Optune Lua," "Optune Pax," and software, tools and other items to support and optimize the delivery of TTFields therapy (collectively, the "Products"). In particular, these forward-looking statements include, among others, statements about:

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
•our plans to pursue the use of our Products for the treatment of indications other than glioblastoma ("GBM"), pancreatic cancer, non-small cell lung cancer ("NSCLC"), brain metastases from NSCLC, and malignant pleural mesothelioma ("MPM");
•our estimates regarding revenues, expenses, capital requirements and needs for additional financing;
•our ability to obtain regulatory approvals for the use of our Products in indications other than GBM, NSCLC, MPM and pancreatic cancer;
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
Risks relating to the manufacturing, marketing and sales of our products
•We currently have only three products approved for use for specific indications. Our ability to expand our product line and their uses requires regulatory approval, which is costly and requires significant time and effort to obtain.
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
iii

PART I

ITEM 1.  BUSINESS
Overview
We are a global oncology company with a proprietary platform technology called Tumor Treating Fields ("TTFields"), which are electric fields that exert physical forces to kill cancer cells. Our therapy is delivered through a medical device. Our key priorities are to drive commercial adoption of Optune Gio®, Optune Lua®, and Optune Pax®, our commercial TTFields therapy devices, obtain regulatory approval to market TTFields therapy devices in new indications, such as brain metastases from non-small cell lung cancer ("NSCLC"), and to advance clinical and product development programs intended to extend overall survival in some of the most aggressive forms of cancer.
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
Optune Lua is approved by the FDA under the PMA pathway for the treatment of adult patients with metastatic NSCLC concurrent with PD-1/PD-L1 inhibitors or docetaxel following progression on or after a platinum-based regimen. We also have a CE certificate to market Optune Lua concurrent with PD-1/PD-L1 inhibitors or docetaxel following progression on or after a platinum-based regimen for the treatment of metastatic NSCLC in the EU. In addition, we received regulatory approval for Optune Lua for the treatment of adult patients with unresectable advanced/recurrent NSCLC concurrent with PD-1/PD-L1 inhibitors following progression on or after a platinum-based regimen in Japan.
Optune Lua is also approved by the FDA under the Humanitarian Device Exemption ("HDE") pathway for the treatment of adult patients with malignant pleural mesothelioma or pleural mesothelioma (together, "MPM") together with standard chemotherapies. We have also have a CE certificate in the EU and approval or local registration to market Optune Lua for the treatment of MPM in certain other countries.
Optune Pax is approved by the FDA under the PMA pathway for the treatment of adult patients with locally advanced pancreatic cancer concurrent with gemcitabine and nab-paclitaxel. We are pursuing regulatory approval to market Optune Pax in other countries.
We market our Products in multiple countries around the globe with the majority of our revenues coming from the use of Optune Gio in the U.S., Germany, France and Japan. We are actively evaluating opportunities to expand access to Optune Gio, Optune Lua and Optune Pax in additional international markets.
We have established coverage policies with both public and private payers for the use of Optune Gio in our active markets. We are actively pursuing coverage policies with payers to expand access to Optune Lua and Optune Pax and in the meantime we will bill and seek reimbursement from payers on an individual case basis, as applicable.
In September 2025, we presented final data from the Phase 3 METIS clinical trial evaluating the use of TTFields therapy and best supportive care (BSC) for the treatment of adult patients (n=298) with 1-10 brain metastases from NSCLC following stereotactic radiosurgery at the 2025 American Society for Radiation Oncology Annual Meeting. The primary endpoint of the METIS trial was defined as the time to intracranial progression (TTIP), as measured from the date of first SRS treatment to intracranial progression or neurological death, whichever occurred first. When accounting for competing risks using the Fine–Gray method, patients treated with TTFields therapy and BSC experienced a 28% lower risk of intracranial progression compared to those receiving BSC alone (HR=0.72, p=0.044). The median time to intracranial progression was 15.0 months in patients treated with TTFields therapy and BSC compared to 7.5 months in patients treated with BSC alone.
In December 2025 we submitted the final module of the PMA, seeking approval under the proposed brand name Optune Mya®. The PMA has been accepted as filed by the FDA, and is under substantive review.
We believe the physical mode of action behind TTFields therapy and resulting downstream cellular processes initiated by the damaged cells may be broadly applicable to solid tumor cancers. We have several ongoing and recently concluded clinical trials which further explore the use of TTFields therapy, including the Phase 3 TRIDENT and KEYNOTE D58 trials in GBM, Phase 3 LUNAR-2 trial in NSCLC, and Phase 2 PANOVA-4 trial in pancreatic cancer.
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
Our therapy
When cancer develops, rapid and uncontrolled division of cancerous cells occurs. Electrically charged proteins within the cell are critical for cell division, making the rapidly dividing cancer cells vulnerable to electrical interference. TTFields therapy uses electric fields to exert physical forces to kill cancer.
All cells are surrounded by a bilipid membrane, which separates the interior of the cell, or cytoplasm, from the space around it. This membrane prevents low frequency electric fields from entering the cell. TTFields, however, have a unique frequency range, between 100 to 500 kHz, enabling the electric fields to penetrate the cancer cell membrane. The frequency of TTFields can be tuned to specifically affect cancer cells while leaving healthy cells mostly unaffected, as healthy cells differ from cancer cells in their division rate, geometry and electric properties.
Whether cells are healthy or cancerous, the process of cell division, or mitosis, is the same. When mitosis starts, charged proteins within the cell, or microtubules, form the mitotic spindle. The spindle is built on electric interaction between its building blocks. During division, the mitotic spindle segregates the chromosomes, pulling them in opposite directions. As the daughter cells begin to form, electrically polarized molecules migrate towards the midline to make up the mitotic cleavage furrow. The furrow contracts and the two daughter cells separate. TTFields can interfere with these conditions. When TTFields are present in a dividing cancer cell, they cause the electrically charged proteins to align with the directional forces applied by the field, thus preventing the mitotic spindle from forming. Electrical forces also interrupt the migration of key proteins to the cell midline, disrupting the formation of the mitotic cleavage furrow. Interfering with these key processes disrupts mitosis and can lead to cell death.
Our track record of fundamental scientific research extends across more than two decades and, in all of our preclinical research conducted to date, the application of TTFields has demonstrated a consistent anti-mitotic effect. Preclinical work suggests that the well-established impairment created by the physical effect of TTFields to cancer cells results in a series of changes to cell processes that downregulate DNA damage response, and increase anti-tumor immunity. Research is ongoing to further refine and build upon our understanding of these downstream mechanisms. Beyond our internal research efforts, we provide independent researchers with preclinical laboratory bench systems, known as inovitro™ and inovivo™, and we grant funding to support basic and translational research on TTFields therapy. We also support independent research through our Investigator-Sponsored Trials and Preclinical Material Transfer Agreement programs in order to enhance our understanding of the optimal use of TTFields therapy.
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
Our technology
TTFields therapy is delivered through a portable medical device. The complete device, called Optune Gio (for the treatment of GBM), Optune Lua (for the treatment of NSCLC and MPM) and Optune Pax (for the treatment of pancreatic cancer), includes a portable electric field generator, arrays, rechargeable batteries and accessories.

Single-use arrays are placed directly on the skin in the region surrounding the tumor and connected to the electric field generator to deliver TTFields therapy. Arrays are changed when hair growth or skin moisture reduces array adhesion to the skin. TTFields therapy is designed to be delivered continuously throughout the day and night. When the device is turned on, TTFields are continuously generated within the specific region of the body covered by the arrays. Healthy tissue remain unaffected by the therapy. The electric field generator can be powered by a battery or standard power outlet.
We plan to use similar field generator technology across all indications for which our Products are approved. We plan to specifically target individual solid tumor types by optimizing field generator parameters such as frequency and power output. Our arrays have been developed and are in use, either commercially or clinically, for application on the head, thorax and abdomen.
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
Our commercial business
Optune Gio is approved for use in multiple countries for the treatment of GBM, the most common form of primary brain cancer and an aggressive disease for which there are few effective treatment options. Optune Lua is approved for use in multiple countries for the treatment of MPM. Optune Lua is also approved for use in the U.S., EU and Japan for the treatment of NSCLC. Optune Pax is approved for use in the U.S. for the treatment of pancreatic cancer.
Treatment of newly diagnosed GBM
In 2015, we received FDA approval to market Optune Gio (then known as Optune) for the treatment of adult patients with newly diagnosed supratentorial GBM with temozolomide based on the randomized Phase 3 EF-14 trial ("EF-14"), which compared Optune Gio plus temozolomide versus temozolomide alone for the treatment of newly diagnosed GBM post radiation.
The trial met its primary endpoint of progression-free survival and a powered secondary endpoint was overall survival. Patients treated with Optune Gio and temozolomide exhibited 6.7 and 20.9 months of median progression-free and overall survival, respectively, compared to 4.0 and 16.0 months in patients treated with temozolomide alone.
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
The National Comprehensive Cancer Network Clinical Practice Guidelines in Oncology® (NCCN Guidelines®) for Central Nervous Systems Cancers were updated to include alternating electric fields therapy (Optune Gio) with temozolomide following standard brain radiation therapy with concurrent temozolomide as a Category 1 recommended postoperative adjuvant treatment option for patients with newly diagnosed supratentorial GBM.
Treatment of recurrent GBM
We received FDA approval for Optune Gio in 2011 for use as a monotherapy treatment for adult patients with GBM, following confirmed recurrence after chemotherapy based on the randomized Phase 3 EF-11 trial ("EF-11"), which compared Optune Gio versus physician's choice chemotherapy for the treatment of recurrent GBM.
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
More objective radiological responses were observed in the Optune Gio group than in the active control chemotherapy group (14 patients versus 7 patients). Three patients in the Optune Gio alone arm had a complete response versus no patients in the active chemotherapy arm. Final data from the EF-11 trial were published in the European Journal of Cancer in 2012.
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
Treatment of NSCLC
In 2024, we received FDA approval to market Optune Lua for the treatment of adult patients with metastatic NSCLC concurrent with PD-1/PD-L1 inhibitors or docetaxel following progression on or after a platinum-based regimen based on the results from the randomized Phase 3 LUNAR clinical trial ("LUNAR"). LUNAR evaluated the safety and efficacy of TTFields therapy when used together with immune checkpoint inhibitors or docetaxel (collectively, "standard therapies") versus standard therapies alone for patients with stage 4 NSCLC who progressed during or after platinum-based therapy. The LUNAR trial met its primary endpoint. Patients treated with TTFields therapy and standard therapies demonstrated median overall survival of 13.2 months (95% CI, 10.3-15.5 months) compared to 9.9 months (95% CI, 8.2-12.2 months) in patients treated with standard therapies alone (p=0.042, HR=0.76). The one-year survival rate for patients treated with TTFields therapy and standard therapies was 53% (95% CI, 44%-61%) compared to 42% (95% CI, 34%-50%) in patients treated with standard therapies alone. TTFields therapy was well-tolerated with no added systemic toxicities and few grade 3 device-related adverse events (no grade 4 or 5).
In 2023, the data from the LUNAR trial were published in The Lancet Oncology, and additional data detailing the LUNAR study have since been presented at multiple medical congresses.

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
Treatment of Pancreatic Cancer
In 2026, we received FDA approval to market Optune Pax for the treatment of adult patients with locally advanced pancreatic cancer concurrent with gemcitabine and nab-paclitaxel based on the results from the randomized Phase

3 PANOVA-3 clinical trial ("PANOVA-3"). PANOVA-3 evaluated the safety and efficacy of TTFields therapy when used together with gemcitabine and nab-paclitaxel versus gemcitabine and nab-paclitaxel alone for patients with unresectable, locally advanced pancreatic cancer. The PANOVA-3 trial met its primary endpoint. Patients treated with TTFields therapy and gemcitabine and nab-paclitaxel demonstrated median overall survival of 16.2 months (95% CI, 15.0-18.0) compared to 14.2 months (95% CI, 12.8-15.4) in patients treated with gemcitabine and nab-paclitaxel alone (p=0.039, HR=0.82). TTFields therapy was well-tolerated with no added systemic toxicities and few grade 3 device-related adverse events (no grade 4 or 5).
In 2025, the data from the PANOVA-3 trial were published in the Journal of Clinical Oncology.
Our commercial markets
We have built a commercial organization and market Optune Gio for the treatment of GBM in multiple countries, Optune Lua for the treatment of NSCLC and MPM in the U.S., and Optune Pax for the treatment of pancreatic cancer in the U.S.
In 2026, we estimate that annually approximately:
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
•60,000 people will be diagnosed with pancreatic ductal adenocarcinoma in the U.S. We estimate that approximately 15,000 patients are candidates for first-line treatment with Optune Pax and will actively seek therapy.
We believe there are many more patients who could benefit from treatment with Optune Gio, Optune Lua and Optune Pax and we continue to focus on increasing penetration in our active markets. In the future, we anticipate strategically expanding into additional geographic markets and additional indications, pending regulatory approval.
Commercial execution
As of December 31, 2025, we had 217 sales force colleagues globally.
Our sales and marketing efforts are principally focused on driving adoption of our Products among medical oncologists, specialty oncologists focused on treatment of the brain, thorax or abdomen, and radiation oncologists. All healthcare providers must undergo a certification training in order to prescribe our Products.
We currently operate as a direct-to-patient distributor of our Products, except in certain countries, including Japan. In those countries, we distribute our Products through hospitals and provide patient support services under a contractual arrangement with the hospital.
Once an eligible patient is identified by a certified prescriber, the healthcare provider’s office submits a prescription order form and supporting documentation to us. We employ a team of Device Support Specialists who provide technical training to the patient and any caregivers. Once treatment is initiated, we provide technical support for patients and caregivers as well as assistance with commercial insurance reimbursement, when applicable. We also provide the healthcare provider and the patient with a usage report for monitoring patient time on therapy.
Billing and reimbursement
We provide our Products directly to patients following receipt of a prescription order and a signed patient agreement (except in countries where we contract with hospitals as described above). The number of active patients on therapy and the amount of net revenue recognized per active patient are our principal revenue drivers. An active patient is a patient who is receiving treatment under a commercial prescription order as of the measurement date, including patients who may be on a temporary break from treatment and who plan to resume treatment in less than 60 days. Growth in the number of active patients is a function of both new patient starts and treatment duration.
We bill payers a single monthly fee for a month of therapy and we bear the financial risk of securing payment from third-party payers and patients in all markets except for countries where we contract with hospitals. We distribute our Products through hospitals in those other markets, with the hospitals receiving reimbursement from the government-mandated insurance program and in turn contracting with us for the equipment, supplies and services necessary to treat patients with our Product.
We maintain a monthly list price for our therapy. We typically negotiate discounts from our list price with healthcare payers, and in certain cases we accept government-mandated discounts from our list prices in order to secure reimbursement for our Products.
We continue to work with payers to expand access to Optune Gio for patients with newly diagnosed GBM. As of December 31, 2025, we have received national reimbursement for Optune Gio in Austria, Czechia, France, Germany, Israel, Japan, Spain, Sweden and Switzerland. As of December 31, 2025 we have not yet received national reimbursement for Optune Lua for NSCLC or MPM or Optune Pax for pancreatic cancer in any of our active markets, however, we are seeking to obtain national reimbursement (and private insurance coverage, where available) in multiple countries.
In the U.S., a substantial majority of Americans with private health insurance had coverage of Optune Gio for newly diagnosed GBM and/or recurrent GBM as of December 31, 2025. Americans who are beneficiaries of the Medicare fee-for-service program also have coverage of Optune Gio for newly diagnosed GBM. We intend to pursue private health insurance and Medicare coverage with CMS for Optune Lua for NSCLC and Optune Pax for pancreatic cancer. We cannot be certain when we will obtain such coverage or if we will be able to obtain such coverage at reasonable rates.
Our development pipeline
Based on the results of our preclinical and clinical research, we have developed a pipeline strategy to advance TTFields therapy through Phase 2 and Phase 3 studies across multiple solid tumor types where TTFields has shown efficacy, including GBM, NSCLC, brain metastases from NSCLC and pancreatic cancer.
Current Development Pipeline
The solid tumor cancers subject to our Phase 2 and Phase 3 studies, as well as the studies themselves, are described in greater detail below. In addition to our ongoing clinical trials, we continue to conduct research to further advance the scientific evidence supporting the use of TTFields therapy and to gather additional information about our therapy's optimal use.
Central Nervous System Indications
Brain metastases from NSCLC
Metastatic cancer is cancer that has spread from the place where it first started to another place in the body. In metastasis, cancer cells break away from where they first formed (the primary cancer), travel through the blood or lymph system, and form new tumors (the metastatic tumors) in other parts of the body. The exact incidence of brain metastases from NSCLC is unknown because no national cancer registry documents brain metastases, and estimates from scientific literature vary greatly based on the study methodology applied.
Brain metastases from NSCLC are commonly treated with a combination of surgery and radiation. Systemic therapies are often utilized to treat the primary tumor, but many systemic therapies do not cross the blood brain barrier and are thus ineffective in the treatment of brain metastases. When brain metastases appear, they are either surgically removed or treated with stereotactic radiosurgery when possible. Whole brain radiation therapy, although effective in delaying progression or recurrence of brain metastases when given either before or after stereotactic radiation, is associated with neurotoxicity and a significant decline in cognitive functioning and is thus reserved as a salvage treatment. This practice results in a window of unmet need after localized surgery and stereotactic radiation are used and before whole brain radiation therapy is administered to delay or prevent the additional spread of brain metastases.
METIS Phase 3 trial
In September 2025, we presented final data from the Phase 3 METIS clinical trial evaluating the use of TTFields therapy and best supportive care (BSC) for the treatment of adult patients (n=298) with 1-10 brain metastases from NSCLC following stereotactic radiosurgery at the 2025 American Society for Radiation Oncology Annual Meeting. The primary endpoint of the METIS trial was defined as the time to intracranial progression (TTIP), as measured from the date of first SRS treatment to intracranial progression or neurological death, whichever occurred first. When accounting for competing risks using the Fine–Gray method, patients treated with TTFields therapy and BSC experienced a 28% lower risk of intracranial progression compared to those receiving BSC alone (HR=0.72, p=0.044). The median time to intracranial progression was 15.0 months in patients treated with TTFields therapy and BSC compared to 7.5 months in patients treated with BSC alone.
We estimate that approximately 16,000 patients meet the criteria of the METIS trial and will actively seek treatment in the U.S. annually. In December 2025 we submitted the final module of the PMA, seeking approval under the proposed brand name Optune Mya®. The PMA has been accepted as filed by the FDA, and is under substantive review.
Glioblastoma
GBM is the most common and aggressive form of primary brain cancer. Following diagnosis, standard of care treatment includes surgical resection, followed by radiotherapy with concomitant chemotherapy, followed by TTFields therapy together with maintenance chemotherapy.
TRIDENT Phase 3 trial
In 2024, the final patient was enrolled in our TRIDENT trial ("TRIDENT"), a Phase 3 study testing the potential survival benefit of initiating Optune Gio use concurrent with radiation therapy and maintenance temozolomide in adult patients diagnosed with newly diagnosed GBM. The primary endpoint is overall survival. Secondary endpoints include, but are not limited to, progression-free survival, survival rates at one and two years, overall radiological response, severity and frequency of adverse effects, pathological changes in resected GBM tumors post treatment, quality of life, and correlation of overall survival to TTFields dose. 981 patients were enrolled in TRIDENT with a 24-month minimum follow-up period after the last patient enrolled. Topline data from the TRIDENT trial is anticipated in the second quarter of 2026.
KEYNOTE D58 Phase 3 trial
In 2024, the FDA accepted the investigational new drug application for the randomized, double blind, placebo controlled Phase 3 KEYNOTE D58 clinical trial ("KEYNOTE D58"). KEYNOTE D58 is evaluating the use of TTFields therapy together with temozolomide and pembrolizumab for the treatment of adult patients diagnosed with newly diagnosed GBM. KEYNOTE D58 was designed to accrue 741 patients with a 24-month minimum follow-up period after the last patient is enrolled. The primary endpoint is overall survival. Secondary endpoints include, but are not limited to, progression-free survival, one and two-year survival rates, quality life and safety. KEYNOTE D58 was designed and is being conducted as part of a clinical collaboration between Novocure and MSD, a tradename of Merck & Co., Inc. KEYNOTE D58 is currently open and enrolling, and we anticipate completing enrollment by the end of 2026.
Torso Indications
Pancreatic cancer
Pancreatic cancer is one of the most lethal cancers and is the third most frequent cause of death from cancer in the U.S. While overall cancer incidence and death rates are remaining stable or declining, the incidence and death rates for pancreatic cancer are increasing. We estimate that approximately 60,000 patients are diagnosed with pancreatic ductal adenocarcinoma each year in the U.S. Pancreatic cancer has a five-year relative survival rate of just 10 percent.
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
PANOVA-4 Phase 2 trial
In 2024, we completed enrollment in the Phase 2 PANOVA-4 trial ("PANOVA-4") evaluating the safety and efficacy of TTFields therapy use together with atezolizumab, gemcitabine and nab-paclitaxel in the treatment of adult patients diagnosed with metastatic pancreatic cancer. The primary endpoint of PANOVA-4 is disease control rate. Secondary endpoints include, but are not limited to, overall survival, progression-free survival, one-year survival, objective response rate and frequency and severity of adverse events. 84 patients were enrolled in PANOVA-4 with a 12-month minimum follow-up period after the last patient enrolled. PANOVA-4 was designed and is being conducted as part of a clinical collaboration between Novocure and Roche. Topline data from the PANOVA-4 trial is anticipated in the first quarter of 2026.
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
LUNAR-2 Phase 3 trial
In July 2023, the FDA accepted the investigation device exemption for the LUNAR-2 clinical trial ("LUNAR-2"), a randomized, Phase 3 study evaluating the efficacy of TTFields therapy use concomitant with pembrolizumab and platinum-based chemotherapy as first-line treatment for adult patients diagnosed with metastatic NSCLC. The two primary endpoints of LUNAR-2 are overall survival and progression-free survival. Secondary endpoints include, but are not limited to, progression-free survival and overall survival according to patient histology, progression-free survival and overall survival according to patient tumor proportion score, one-, two-, and three-year survival rates, objective response rate, duration of response, disease control rate and severity and frequency of adverse effects. LUNAR-2 is designed to accrue 734 patients with a 21-month minimum follow-up period following the enrollment of the last patient. LUNAR-2 is currently open and enrolling.
Other Clinical Results
In addition to our current development pipeline, we have conducted phase 2 and phase 3 clinical trials exploring the use of TTFields therapy in a variety of other solid tumor cancers. These trials are described in greater detail below.
Gastric cancer
EF-31 Phase 2 trial
In 2022, we announced the final results from our EF-31 Phase 2 study, a single-arm study evaluating the safety and efficacy of TTFields therapy use together with XELOX chemotherapy (and trastuzumab for HER2-positive patients) as first-line treatment for adult patients diagnosed with unresectable gastric adenocarcinoma or gastroesophageal junction adenocarcinoma in partnership with Zai. In 26 evaluable patients, confirmed objective response rate, the primary endpoint, was 50%, median progression-free survival was 7.8 months, duration of response was 10.3 months and median overall survival had not yet been reached with a one-year survival rate of 72%.
Liver cancer
HEPANOVA Phase 2 trial
In 2021, we announced the final results of our HEPANOVA Phase 2 trial, a single-arm study evaluating the safety and efficacy of TTFields therapy use in combination with sorafenib for the treatment of adult patients diagnosed with advanced hepatocellular cancer. In 21 evaluable patients, HEPANOVA showed a 9.5% objective response rate and

76% disease control rate, as well as 5.8 months of progression free survival, compared to historical control data showing a 4.5% objective response rate and 43% disease control rate for patients treated with sorafenib alone.
Ovarian cancer
INNOVATE-3 Phase 3 trial
In 2024 , we presented results from the Phase 3 INNOVATE-3 trial ("INNOVATE-3"), studying the effectiveness of TTFields therapy use with paclitaxel in adult patients diagnosed with platinum-resistant ovarian cancer. INNOVATE-3 did not meet its primary endpoint of overall survival at the final analysis. Patients randomized to receive TTFields therapy plus paclitaxel (n=280) demonstrated a median overall survival of 12.2 months compared to a median overall survival of 11.9 months in patients treated with paclitaxel alone (n=278) (hazard ratio=1.008). Consistent with previously reported studies, TTFields therapy was well-tolerated with no added systemic toxicities. An exploratory analysis of INNOVATE-3 found that pegylated liposomal doxorubicin (PLD) naive patients randomized to receive TTFields therapy and paclitaxel has a median overall survival of 16.0 months (n=113) compared to 11.7 months in PLD-naive patients treated with paclitaxel alone (n=88).
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
Presently, the traditional biotechnology, pharmaceutical and medical technology industries expend significant resources in developing novel and proprietary therapies for the treatment of solid tumors, including GBM, NSCLC, pancreatic cancer, MPM and other indications that we are currently investigating. As we work to increase market acceptance of our Products, we compete with companies commercializing or investigating other anti-cancer therapies, some of which are in clinical studies for GBM, NSCLC or MPM that currently specifically exclude patients who have been or are being treated with our Products. The introduction of competing therapies could materially impact our business and financial results.
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
Premarket approval (PMA) and Humanitarian Device Exemption (HDE) pathways
Optune Gio, Optune Lua and Optune Pax are classified as Class III devices as they are deemed to be life-sustaining devices. Accordingly, we were required to obtain PMA approval for Optune Gio, which the FDA granted in April 2011 and October 2015 for the treatment of recurrent and newly diagnosed supratentorial GBM, respectively, in adult patients. We were also required to obtain PMA approval for Optune Lua for use concurrent with PD-1/PD-L1 inhibitors or docetaxel in adult patients with metastatic NSCLC who have progressed on or after a platinum-based regimen, which the FDA granted in 2024. We were also required to obtain PMA approval for Optune Pax for use concurrent with gemcitabine and nab-paclitaxel in adult patients with locally advanced pancreatic cancer, which the FDA granted in February 2026. In 2025, we submitted a PMA application to the FDA based on the results of the Phase 3 METIS clinical trial which evaluated TTFields therapy use for the treatment of brain metastases from NSCLC. We expect that we will be required to obtain PMA approval for the use of our Products for future indications.

A PMA must be supported by extensive data, including from technical tests, preclinical studies and clinical studies, manufacturing information and intended labeling to demonstrate, to the FDA’s satisfaction, the safety and effectiveness of a medical device for its intended use. During the PMA review period, the FDA will typically request additional information or clarification of the information already provided. Also, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. The FDA may or may not accept the panel’s recommendation. In addition, the FDA will generally conduct a pre-approval inspection of the manufacturing facility or facilities to ensure compliance with the QSR and BiMo audits of the sponsor and/or investigational sites. Prior to approval of the Optune Gio PMA for the treatment of recurrent GBM, we and our critical component suppliers were each inspected by the FDA.
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
Human Capital Resources
As of December 31, 2025, we had 1,605 employees, compared to 1,488 employees as of December 31, 2024. We believe relations with our employees are good.
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
We compete with other medical device, pharmaceutical and life sciences companies to recruit, hire, train and retain the personnel that we anticipate we will need. Because our current Products require, and we anticipate our future Products will require, physician training and education, we expect that our sales and marketing and patient support teams will continue to grow as we expand our approved indications and markets.

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

Risks relating to our business and our Products
Our business and prospects depend heavily on Optune Gio, which is currently approved only for the treatment of GBM, Optune Lua, which is currently approved for the treatment of NSCLC and MPM in certain countries and Optune Pax, which is currently approved for the treatment of pancreatic cancer in the U.S. If we are unable to increase sales of our Products, obtain further regulatory approvals and commercialize our Products for the treatment of additional indications, or are significantly delayed or limited in doing so, our business and prospects will be materially harmed.
To date we have received FDA regulatory approval under the PMA pathway and certain approvals in other jurisdictions for the use of Optune Gio for the treatment of adult patients with newly diagnosed GBM when used together with certain forms of chemotherapy and for the treatment of adult patients with recurrent GBM as monotherapy. Optune Gio has a CE mark affixed for the treatment of GBM in the EU and Switzerland. Optune Lua is approved by the FDA under the PMA pathway for adults with metastatic NSCLC who have progressed on or after a platinum-based regimen, together with docetaxel or PD-1/PD-L1 inhibitors. We have also received FDA approval under the HDE pathway to market Optune Lua for unresectable, locally advanced or metastatic, MPM when used together with standard chemotherapies. Optune Lua is also CE Certified for NSCLC and MPM in the EU and Switzerland. In addition, we received regulatory approval for Optune Lua for the treatment of adult patients with unresectable advanced/recurrent NSCLC concurrent with PD-1/PD-L1 inhibitors following progression on or after a platinum-based regimen in Japan. Most recently, we have received FDA regulatory approval under the PMA pathway for the use of Optune Pax for the treatment of locally advanced pancreatic cancer. However, such approvals and maintaining the CE Certificates of Conformity, and related CE marking, of our Products, as applicable, do not guarantee future revenues for these indications. Further, until we receive FDA and analogous approval in other jurisdictions for the use of our Products for other indications (including for NSCLC and pancratic cancer pending obtaining widespread reimbursement agreements), almost all of our revenues will derive from sales and royalties from sales of Optune Gio for the treatment of newly diagnosed and recurrent GBM. The commercial success of our Products and our ability to generate and maintain revenues from the sale of our Products will depend on a number of factors, including:
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
In addition, the promotion of our Products is limited to approved indications, which vary by geography. The labelling for Optune Gio in the U.S. is limited in certain respects (for example, it is approved specifically for glioblastomas of the supratentorial region of the brain, is indicated for use in the treatment of newly diagnosed GBM only when used together with temozolomide, and limited to use by adults ages 22 and older), which may limit the number of patients to whom it is prescribed. Similarly, the labeling for Optune Lua also contains certain limitations that may adversely affect adoption. For NSCLC it is approved specifically for concurrent use with PD-1/PDL-1 inhibitors or docetaxel for adult patients with metastatic NSCLC who have progressed on or after platinum-based therapies in most countries, but not docetaxel in Japan. Similarly, the MPM indication in the U.S. includes the requirement in the United States (applicable to all HDE-approved devices) to display on all marketing materials that the efficacy of the Product has not been established, as well as a limitation for use by adults ages 22 and older, and the absence of phase 3 clinical data.
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
We were founded in 2000 and have only occasionally and intermittently generated operating profits. We have otherwise had a history of and expect to continue incurring substantial operating losses. We anticipate continuing to incur significant costs associated with commercializing our Products for approved indications including product sales, marketing, manufacturing, and distribution expenses. We expect our research, development, and clinical study expenses to remain significant in connection with our ongoing activities and as additional indications enter late-stage clinical development and as we advance our product development. Our expenses could increase beyond expectations if, for example, we are required by the FDA, or other regulatory agencies or similar governing bodies, to change manufacturing processes for our Products or to perform clinical, nonclinical or other types of studies in addition to those that we currently anticipate. Our revenues are dependent, in part, upon the size of the markets in the jurisdictions in which we receive regulatory approval, the accepted price for our Products and the ability to obtain coverage for our Products and thereafter reimbursement at the accepted applicable price. If the number of addressable patients is not as significant as we estimate, the indications approved by regulatory authorities are narrower than we expect or the eligible population for treatment is narrowed by competition, regulatory approvals, physician choice or treatment guidelines, we may not generate significant revenues. If we are not able to generate significant revenues, we may never be sustainably profitable.
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
In addition, even if we are successful in achieving market acceptance of our Products for GBM, NSCLC, MPM or pancreatic cancer, we may be unsuccessful in achieving market acceptance of our Products for other indications, such as brain metastases from NSCLC and other solid tumor cancers, because certain radiation, chemotherapies and/or systemic medical therapies may become or remain the preferred standard of care for these indications.
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
Except for a Category III CPT code for TTFields therapy treatment planning services using our MAXPOINT mapping software, which does not include payment rates, no CPT codes specific to our therapy currently exist to describe physician services related to the delivery of therapy using our Products. Other CPT codes for physician services specifically related to our Products may not be obtainable. Our future revenues and results may be affected by the absence of specific CPT codes, as physicians may be less likely to prescribe the therapy when there is no certainty that adequate reimbursement will be available for the time, effort, skill, practice expense and malpractice costs required to provide the therapy to patients. Coverage and payment relating to these codes is subject to discretion by each third-party payer.
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
We anticipate that a significant portion of patients using our Products will be beneficiaries under the Medicare program in the U.S. Failure to secure or maintain coverage or maintain adequate reimbursement from Medicare would reduce our revenues and may also affect the coverage and reimbursement decisions of other third-party payers in the U.S. and elsewhere.
Medicare classifies our Products as durable medical equipment ("DME"). Medicare has the authority to issue national coverage determinations or to defer coverage decisions to its regional Medicare Administrative Contractors ("MACs"). The fact that only two MACs administer the entire DME program may negatively affect our ability to petition individual medical policy decision-makers at the MACs for coverage. The absence of a positive coverage determination or a future restriction to existing coverage from Medicare or the DME MACs would materially affect our future revenues.
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
While we have obtained Medicare coverage for Optune Gio, we cannot provide any assurance that we can access transitional, expedited, or expanded Medicare coverage for our future Products, including Optune Lua for NSCLC or Optune Pax for pancreatic cancer. CMS has issued new guidance regarding coverage of emerging technologies that is limited in nature and unlikely to provide a faster pathway to coverage for our future Products.

We depend on single-source suppliers for some of our components. The loss of these suppliers could prevent or delay shipments of our Products, delay our clinical studies or otherwise adversely affect our business.
In certain jurisdictions, we source some of the components of our Products from only a single vendor or manufacturer. If any one of these single-source suppliers were to fail to continue to provide components to us on a timely basis, or at all, our business and reputation could be harmed. Our policy is to seek and maintain second-source suppliers when economically feasible, but we can provide no assurance that we will secure or maintain such suppliers. We have developed or are in the process of developing and obtaining regulatory approval for second sources for components in all jurisdictions where economically feasible. Various steps must be taken before securing these suppliers, including qualifying these suppliers in accordance with regulatory requirements, but we may never receive such approvals. The risks associated with the failure of our suppliers to comply with strictly enforced regulatory requirements as described below are exacerbated by our dependence on single-source suppliers.
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
Although we believe our Products represent a treatment modality that can be used together with other cancer treatment modalities, our current and future competitors may at any time develop additional drugs, biologics or devices for the treatment of GBM, NSCLC, MPM, pancreatic cancer or other solid tumors that could be more effective from a therapeutic or cost-basis perspective than using our Products. In our currently-approved indications, if current or future competitors develop a product that proves to be superior or comparable to our Products, our revenues may decline. In addition, some of our competitors may compete by lowering the price of their cancer treatments. If these competitors’ products were to gain acceptance by healthcare professionals, patients or third-party payers, a downward pressure on prices could result. If prices were to fall, we may not be able to improve our gross margins or sales growth sufficiently to be sustainably profitable. For future indications, other companies could view us as a competitor and attempt to block our market entry or otherwise hinder our Product growth in a market. We are aware of third parties in the United States and China developing devices and filing for intellectual property protection related to TTFields and similar technologies, which, if approved, may directly compete with our Products. Competitors could also pursue lawsuits to invalidate our patents or develop alternative technologies for the application of TTFields into a patient that we did not foresee or protect.
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

The competition for qualified personnel in the oncology and medical device fields is intense, and we rely heavily on our ability to attract and retain qualified scientific, regulatory, technical and managerial personnel. Our future success depends upon our ability to attract, retain and motivate highly skilled employees. In order to commercialize our Products successfully, we will be required to expand our workforce, particularly in the areas of research and development and clinical studies, regulatory affairs, sales and marketing and supply chain management. These activities will require the addition of new personnel and the development of additional expertise by existing management personnel. We face intense competition for qualified individuals from numerous pharmaceutical, biopharmaceutical and biotechnology companies, as well as academic and other research institutions. We may not be able to attract and retain these individuals on acceptable terms or at all. Failure to do so could materially harm our business.
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
Additionally, natural disasters and public health emergencies, such as extreme weather events and pandemics, such as seen with COVID-19, could have a significant adverse effect on our business, including interruption of our commercial and clinical operations, supply chain disruption, endangerment of our personnel, fewer prescriptions written, fewer patient visits, increased patient drop-out rates, delays in recruitment of new patients, and other delays or losses of materials and results.
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
•regulatory jurisdiction, premarket clearance, approval and conformity assessment pathways and procedures for initial approvals, as well as for modifications introduced in marketed products;
•post-market surveillance and monitoring;

•reporting of adverse events or incidents and implementation of corrective actions, including product recalls;
•interactions with healthcare professionals and patients; and
•product sales and distribution.
We cannot be certain if or when the FDA, comparable regulatory agencies in other jurisdictions or our notified body might request additional or modified studies on our Products, under what conditions such studies might be requested, or the required size or length of any such studies. The data collected from our clinical studies may not be sufficient to support regulatory approval in the U.S., Japan and other countries or to obtain a CE Certificate in the EU for our various future device candidates. Even if we believe the data collected from our clinical studies are sufficient, the FDA and comparable regulatory bodies in other jurisdictions have substantial discretion in the assessment and approval or conformity assessment processes and may disagree with our interpretation of the data. Our failure to adequately demonstrate the safety and efficacy of any of our device candidates would delay or prevent regulatory approval in the U.S., Japan and other countries or delay or prevent a CE Certificate in the EU (and therefore be unable to affix the CE mark) for our device candidates, which could prevent us from being sustainably profitable. In addition, any change in the laws or regulations that govern the clearance and approval processes relating to our current and future devices could make it more difficult and costly to obtain clearance or approval for new devices, or to produce, market and distribute our Products. Delays in receiving clearance or approval may result from these factors and others outside of our control, such as implementation of significant new or revised laws, regulations and policies, reductions in budgets to these agencies, staffing cuts and shifting priorities within these agencies. Significant delays in receiving clearance or approval, or the failure to receive clearance or approval for our new devices would have an adverse effect on our ability to expand our business.
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

We are subject to extensive post-marketing regulation by the FDA and comparable authorities in other jurisdictions, which could impact the sales and marketing of our Products and could cause us to incur significant costs to maintain compliance. In addition, we may become subject to additional regulation in other jurisdictions as we increase our efforts to market and sell current and future Products outside of the U.S.
We market and sell our Products, and expect to market and sell future Products, subject to extensive regulation by the FDA and numerous other federal, state and governmental authorities in other jurisdictions. These regulations are broad and relate to, among other things, the conduct of preclinical and clinical studies, product design, development, manufacturing, labeling, testing, product storage and shipping, premarket clearance and approval, conformity assessment procedures, premarket clearance and approval of modifications introduced in marketed products, post-market surveillance and monitoring, reporting of adverse events and incidents, pricing and reimbursement, interactions with healthcare professionals, interactions with patients, information security, advertising and promotion and product sales and distribution. Although we have received FDA approval to market our Products for specific indications together with specific other therapies, such as temozolomide for GBM and PD-1/PD-L1 inhibitors for NSCLC, we will require additional FDA approval to market our Products for other indications. We may be required to obtain approval of a new PMA, HDE or PMA/HDE supplement application for modifications made to our Products. This approval process is costly and uncertain, and it could take one to three years, or longer, from the time the application is filed with the FDA. We may make modifications in the future that we believe do not or will not require additional approvals, such as the introduction of software products that we have assessed as not subject to FDA regulation and that are intended for use by users of our Products. If the FDA disagrees, and requires new PMAs, HDEs, or PMA/HDE supplements for the modifications, we may be required to recall and to stop marketing the modified versions of our Products.
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
Medical devices may be marketed only for the indications for which they are approved. Our promotional materials and training materials must comply with FDA regulations and other applicable laws and regulations governing the promotion of our Products in the U.S. and other jurisdictions. Currently, our Products are only approved in certain countries for specific types of cancer, together with specific types of other therapies, such as temozolomide for GBM and PD-1/PD-L1 inhibitors for NSCLC.
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
We are subject to environmental laws and regulations, including those that impose various environmental controls on the manufacturing, transportation, storage, use and disposal of batteries and chemicals and other materials used in, and hazardous waste produced by, the manufacturing of our Products. We incur and expect to continue to incur costs to comply with these environmental laws and regulations. Additional or modified environmental laws and regulations, including those relating to the manufacture, transportation, storage, use and disposal of materials used to manufacture our Products or restricting disposal or transportation of batteries, may be imposed that may result in higher costs. For example, our products contain per- and polyfluoroalkyl substances (PFAS), and we may be subject to reporting laws or regulations for products containing these substances, such as the Federal Toxic Substances Control Act (TCSA) of 1976 in the U.S.,and/or similar laws at the State level.
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
We are party to a five-year senior secured credit facility (the "Facility") among Novocure Luxembourg S.a.r.l., our wholly-owned subsidiary, and BPCR Limited Partnership and BioPharma Credit Investments V (Master) LP (collectively, the "Lenders"), BioPharma Credit PLC, as collateral agent for the Lenders, and other of our subsidiaries that are guarantors to such agreement. As of December 31, 2025, we have borrowed $200.0 million under the Facility. The maximum amount we could have borrowed under the Facility was $400.0 million; however, we did not exercise our option to draw down additional amounts under the Facility in 2025. Therefore we are not eligible to draw down any further amounts.
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
Our Board of Directors has primary oversight over our risk management activities and has specifically delegated cybersecurity risk management oversight to its Audit Committee, which is comprised entirely of independent directors. At least on a quarterly basis, our information security management provides updates on our cybersecurity activities and to the extent any cybersecurity incidents may have occurred. On at least an annual basis, our information security management team engages in a thorough discussion and review of our cybersecurity practices and procedures that are designed to monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents. Our information security management team is led jointly by our Vice President, IT Infrastructure and Cybersecurity and our Head of Global Compliance and Privacy.
We have dedicated privacy and cybersecurity officers and committees with established processes to assess, identify, manage and investigate all potential privacy and cybersecurity risks and incidents. As a medical device manufacturer with a global presence, we are compliant with privacy laws and regulations in all jurisdictions where we conduct business. In the U.S., the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act ("HITECH" and collectively "HIPAA") provides data privacy and security provisions for safeguarding medical information. Additionally, states in the U.S. are enacting local privacy laws (e.g., California, Colorado). In the EU, the General Data Protection Regulation ("GDPR") harmonizes data privacy laws and rules on the processing of personal data, including patient and employee data, across the EU. The GDPR has a number of strict data protection and security requirements for companies processing data of EU residents, including when such data is transferred outside of the EU. Additionally, we need to comply with analogous privacy laws in other jurisdictions in which we operate, such as the Israeli Privacy Protection Law, the Asia Pacific Economic Cooperation Privacy Framework, and Japan’s Act on the Protection of Personal Information. Our policies and procedures are all designed to ensure compliance with these obligations.
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

Name	Age	Position
William Doyle	63	Executive Chairman and Director
Frank Leonard	46	Chief Executive Officer
Barak Ben-Arye	50	General Counsel
Christoph Brackmann	52	Chief Financial Officer
Mukund Paravasthu	56	Chief Operating Officer
Michael Puri	56	Chief Human Resources Officer
Uri Weinberg	48	Chief Medical Officer and Chief Innovation Officer
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
Frank Leonard was appointed Novocure’s Chief Executive Officer (CEO) in November 2025. Before his appointment as CEO, Mr. Leonard was named the company’s President in June 2025. He was responsible for Novocure’s global business operations, which he led since January 2024, and was responsible for sales, marketing, field medical affairs, patient experience, public affairs, market access, and product and portfolio strategy functions. Mr. Leonard previously led our US business beginning October 2022. Mr. Leonard served as Chief Development Officer from September 2020 to September 2022, and was responsible for engineering, product development, business development and the overall strategic and operational leadership of Novocure’s innovation platforms. He joined Novocure in 2010 to prepare the company for a commercial launch and held various roles establishing Novocure’s finance, reimbursement, and business development functions. Prior to joining Novocure, Mr. Leonard was a venture capital investor focused on high-impact medical technology companies, including Novocure. He has served as a director of the Medical Device Manufacturers Association (MDMA) since 2023. Mr. Leonard holds an A.B. from Harvard University and an M.A. from the London School of Economics and Political Science.
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
Uri Weinberg, M.D., Ph.D.,has served as our Chief Innovation Officer since January 2023, leading our scientific and pre-clinical teams, and in February 2026 was also appointed to serve as our Chief Medical Officer and lead our clinical, safety, medical strategy, and biostatistics teams. Since joining Novocure in 2008, he has held several positions throughout his tenure with the Company and most recently held the position of Chief Science Officer from 2020. Dr. Weinberg holds an M.D. Ph.D. from the Technion – Israel Institute of Technology.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our ordinary shares are quoted on the NASDAQ Global Select Market under the symbol "NVCR."
Holders of Ordinary Shares
As of February 20, 2026, there were 17 holders of record of our ordinary shares. On February 20, 2026, the last reported sale price of our ordinary shares on the NASDAQ Global Select Market was $11.36 per share.
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
The graph below matches our cumulative 5-Year total shareholder return on our ordinary shares with the cumulative total returns of the Russell 2000 index and the Nasdaq Biotechnology index. The graph tracks the performance of a $100 investment in our ordinary shares and in each index (with the reinvestment of all dividends) from December 31, 2020 to December 31, 2025. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends; however, no dividends have been declared on our ordinary shares to date. The shareholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

	12/20	12/21	12/22	12/23	12/24	12/25
NovoCure Ltd	100.00	43.39	42.39	8.63	17.22	7.47
Russell 2000	100.00	114.82	91.35	106.82	119.14	134.40
NASDAQ Biotechnology	100.00	100.02	89.90	94.03	93.49	124.75
Recent Sales of Unregistered Securities
Not applicable
Issuer Purchases of Equity Securities
Not applicable.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table gives information about our ordinary shares that may be issued upon the exercise of stock options and vesting of restricted stock units, as applicable, under all of our existing equity compensation plans as of December 31, 2025, including the 2003 Share Option Plan (the "2003 Plan"), the 2013 Share Option Plan (the "2013 Plan"), the 2015 Omnibus Incentive Plan (the "2015 Plan"), the 2024 Omnibus Incentive Plan and the Employee Share Purchase Plan (the "ESPP"). Each of the 2003 Plan, the 2013 Plan, the 2015 Plan, the 2024 Plan and the ESPP has been approved by the Company’s shareholders.
Equity Compensation Plan Information

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance (Excludes Securities Reflected in Column (a))
Equity compensation plans approved by shareholders	23,962,007	$13.52	12,563,561
Equity compensation plans not approved by shareholders	—	—	—
Total	23,962,007	$13.52	12,563,561
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

The following table summarizes our research, development and clinical study expenses by program for the years ended December 31, 2025, 2024 and 2023:

	Year ended December 31,
U.S. dollars in thousands	2025	2024	2023
Preclinical and basic research	$19,990	$18,827	$18,936
Clinical development programs:
LUNAR	480	1,842	6,846
LUNAR - 2	23,117	14,645	2,999
INNOVATE - 3	8	184	7,810
METIS	1,565	5,399	5,758
PANOVA - 3	4,518	9,535	18,243
KEYNOTE D58	16,807	5,651	241
TRIDENT	13,021	18,369	20,348
Other clinical studies	12,056	13,375	6,960
Clinical administration	20,271	19,858	25,363
Product development	25,621	18,519	18,219
Clinical affairs	6,336	7,023	15,935
Other research and development costs (1)	55,216	43,702	43,577
Share based compensation	25,538	32,716	31,827
Research, development and clinical studies	$224,544	$209,645	$223,062
(1)    Other research, development and clinical study costs include regulatory affairs, quality assurance, intellectual property, product safety, allocated facilities and other overhead costs.
We are committed to investing strategically to maximize the growth potential of the TTFields therapy platform. As such, we are prioritizing clinical programs which have the greatest value potential in solid tumors where TTFields therapy has established efficacy and an unmet clinical need for biophysical treatment exists, including glioblastoma, pancreatic cancer and non-small cell lung cancer.
Sales and marketing
Sales and marketing expenses consist primarily of personnel costs, travel, marketing and promotional activities, medical education, market access, commercial shipping and facilities costs. Over the next few years, we expect to continue to make significant expenditures associated with selling and marketing our Products, primarily in connection with continued commercialization in North America, the EU and Japan for the treatment of our approved indications. We will continue to prioritize launch readiness, including field-based commercial and field-based medical team hiring, for the anticipated approval of TTFields therapy for the treatment of pancreatic cancer outside the United States and for future new indications around the world.
General and administrative
General and administrative expenses consist primarily of personnel, professional fees and facilities costs. General and administrative personnel costs include our executive, finance, human resources, information technology and legal functions. These costs also include our contributions to support industry and patient groups. Our professional fees consist primarily of accounting, information technology, legal and other consulting costs. We believe we have largely built out the structure to support a global multi-indication oncology company and will look to moderate general and administrative expense growth to achieve profitability.
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
Share-based compensation
Under the FASB's ASC 718, Compensation-Stock Compensation, we measure and recognize compensation expense for share options granted to our employees and directors and for our ESPP based on the fair value of the awards on the date of grant. The fair value of share options is estimated at the date of grant using the Black-Scholes option pricing model and for market condition awards we also use the Monte-Carlo simulation model. Both models requires management to apply judgment and make estimates, which include models of volatility, term, dividends and interest rates. The computation of expected volatility is based on the historical volatility of our shares. The expected term of options granted is calculated using our historical and future exercise behavior. Historically, we have not paid dividends and have no foreseeable plans to pay dividends. Therefore, we use an expected dividend yield of zero in the option pricing model. The risk-free interest rate is based on the yield of U.S. treasury bonds with equivalent terms.
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
The table below summarizes the assumptions that were used to estimate the fair value of the options granted to employees during the periods presented:

	Year ended December 31,
	2025	2024	2023
Expected term (years)	5.50-5.79	5.50-5.73	5.50-6.00
Expected volatility	75%-77%	71%-73%	63%-70%
Risk-free interest rate	4.01%-4.02%	3.88%-4.43%	3.48%-4.79%
Dividend yield	0.00%	0.00%	0.00%
If any of the assumptions used in the Black-Scholes option pricing model change significantly, share-based compensation for future awards may differ materially from the awards granted previously.
So long as our ordinary shares are publicly traded in a liquid market, we will rely on the daily trading price of our ordinary shares when we estimate the fair value of options granted.

We incurred share-based compensation expense of $104.8 million, $160.0 million and $115.6 million during the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, we have unrecognized compensation expense of $73.8 million, which is expected to be recognized over a weighted average period of approximately 1.45 years years. We expect to continue to grant equity awards in the future, and to the extent that we do, our recognized share-based compensation expense will fluctuate as a significant portion of our awards are tied to our performance. For additional information, see Note 15 to the Consolidated Financial Statements.
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
For additional information, see Note 14 to the Consolidated Financial Statements.
Results of operations
The following discussion provides an analysis of our results of operations and reasons for material changes therein for 2025 as compared to 2024. See "Results of Operations" in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 2024 Annual Report on Form 10-K, filed with the SEC on February 27, 2025, for an analysis of the 2024 results as compared to 2023.

The following table sets forth our consolidated statements of operations data:

	Year ended December 31,
U.S. dollars in thousands, except share and per share data	2025	2024	2023
Net revenues	$655,353	$605,220	$509,338
Cost of revenues	166,879	137,181	128,280
Gross profit	488,474	468,039	381,058
Operating costs and expenses:
Research, development and clinical studies	224,544	209,645	223,062
Sales and marketing	240,064	239,063	226,809
General and administrative	177,666	189,827	164,057
Total operating costs and expenses	642,274	638,535	613,928
Operating income (loss)	(153,800)	(170,496)	(232,870)
Financial (expenses) income, net	17,550	39,334	41,130
Income (loss) before income tax	(136,250)	(131,162)	(191,740)
Income tax	(23)	37,465	15,303
Net income (loss)	$(136,227)	$(168,627)	$(207,043)

Basic and diluted net income (loss) per ordinary share	$(1.22)	$(1.56)	$(1.95)

Weighted average number of ordinary shares used in computing basic and diluted net income (loss) per share	111,471,991	107,834,368	106,391,178
The following table details the share-based compensation expense included in costs and expenses:

	Year ended December 31,
U.S. dollars in thousands	2025	2024	2023
Cost of revenues	$3,627	$6,873	$6,587
Research, development and clinical studies	25,538	32,716	31,827
Sales and marketing	27,121	43,097	35,968
General and administrative	48,546	77,349	41,226
Total share-based compensation expense	$104,832	$160,035	$115,608
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

The following table includes certain commercial operating statistics for and as of the end of the periods presented.

	December 31,
Operating statistics	2025			2024			2023
	Optune Gio	Optune Lua	Total	Optune Gio	Optune Lua	Total	Optune Gio	Optune Lua	Total
Active patients at period end (1)
United States	2,251	110	2,361	2,161	31	2,192	2,145	17	2,162
International markets:
Germany	623	43	666	564	11	575	520	5	525
France	509	—	509	426	—	426	262	—	262
Japan	542	—	542	420	—	420	375	—	375
Other international	539	3	542	506	7	513	431	—	431
International markets - Total	2,213	46	2,259	1,916	18	1,934	1,588	5	1,593

	4,464	156	4,620	4,077	49	4,126	3,733	22	3,755

	Year ended December 31,
	2025			2024			2023
	Optune Gio	Optune Lua	Total	Optune Gio	Optune Lua	Total	Optune Gio	Optune Lua	Total
Prescriptions received in period (2)
United States	3,775	408	4,183	3,757	80	3,837	3,863	49	3,912
International markets:
Germany	802	127	929	789	57	846	763	29	792
France	774	1	775	727	—	727	450	—	450
Japan	488	—	488	407	—	407	354	—	354
Other international	651	9	660	640	15	655	575	—	575
International markets - Total	2,715	137	2,852	2,563	72	2,635	2,142	29	2,171

	6,490	545	7,035	6,320	152	6,472	6,005	78	6,083
(1) Optune Lua includes both active patients in NSCLC and MPM. Worldwide, there were 34, 29, and 22 active MPM patients on therapy as of December 31, 2025, 2024 and 2023, 122 and 20 active NSCLC patients on therapy as of December 31, 2025 and 2024.

(2) Optune Lua includes both prescriptions for NSCLC and MPM. Worldwide, 105, 98 and 78 MPM prescriptions were received in the years ended December 31, 2025, 2024 and 2023, 440 and 54 NSCLC prescriptions were received in the years ended December 31, 2025, 2024.

Year ended December 31, 2025 compared to year ended December 31, 2024

	Year ended December 31,
	2025	2024	Change	% Change
Net revenues	$655,353	$605,220	$50,133	8%
Net revenues. Net revenues increased by $50.1 million, or 8%, to $655.4 million for the year ended December 31, 2025 from $605.2 million for the year ended December 31, 2024. The growth in net revenues primarily resulted from a $20.5 million increase from continued growth in France, a $14.1 million increase in Germany from active patient growth and reimbursement improvements, and a $21.7 million increase from the remaining international markets driven by active patient growth and reimbursement improvements in certain markets. The overall increase for the full year includes $10.9 million of exchange rate benefits. This increase was partially offset by $6.2 million less revenue in the United States related to a reduction in one-time benefits of prior period claims. Recognized revenue from Optune Lua in the year was $10.4 million, including $5.8 million from NSCLC, and $4.6 million from MPM.

	Year ended December 31,
	2025	2024	Change	% Change
Cost of revenues	$166,879	$137,181	$29,698	22%
Cost of revenues. Our cost of revenues were $166.9 million for the year ended December 31, 2025, an increase of $29.7 million, or 22%, from $137.2 million for the year ended December 31, 2024, primarily due to 9% growth in Optune Gio active patients, $3.4 million higher array costs driven by the new array roll-out, $3.6 million attributed to the NSCLC launch, $5.2 million in higher tariffs, and $3.1 million more in sales to Zai. In addition, the Company recognized a $3.2 million expense in 2025 related to an inventory obsolescence provision for Optune Lua arrays.
Excluding sales to Zai, cost of revenues per active patient per month were $2,950 for the year ended December 31, 2025 compared to $2,683 for the year ended December 31, 2024. Cost of revenues per active patient is calculated by dividing the cost of revenues for the year less product sales to Zai for the year by the average of the active patients at the end of the each quarter in the current year and the end of the year active patients from the prior year. This annual figure is then divided by twelve to estimate the monthly cost of revenues per active patient. Sales to Zai are deducted because they are made at burdened cost and in anticipation of future royalties from Zai, and Zai patient counts are not included in our active patient population. Product's cost sold to Zai totaled $12.8 million for the year ended December 31, 2025 compared to $9.7 million for the year ended December 31, 2024.
Gross margin was 75% for the year ended December 31, 2025 and 77% for the year ended December 31, 2024. The decrease in gross margin is due to the decrease of prior period claims in the U.S. and the aforementioned higher cost of revenues, mostly related to tariffs and a higher cost per array. We expect that our gross margins will continue to be impacted by our launch of Optune Pax while we seek broad reimbursement, offset by expected decreases in array costs as we attempt to optimize our supply chain. In addition, changes in the tariff environment could impact our future gross margins. Our current analysis of the global tariff environment leads us to believe there should not be a material impact to margins in the short-term and we are actively working to mitigate any potential impacts in the medium to long-term. The tariff environment is changing rapidly, and we cannot be assured that we will not ultimately be negatively impacted by these changes. We continue to focus on opportunities to increase efficiencies and scale within our supply chain. This focus includes evaluating new materials, manufacturers, structures and processes that could lead to lower costs.

	Year ended December 31,
	2025	2024	Change	% Change
Operating expenses:
Research, development and clinical studies	$224,544	$209,645	$14,899	7%
Sales and marketing	240,064	239,063	1,001	—%
General and administrative	177,666	189,827	(12,161)	(6)%
Total operating expenses	$642,274	$638,535	$3,739	1%

Research, development and clinical studies expenses. Research, development and clinical studies expenses increased by $14.9 million, or 7%, to $224.5 million for the year ended December 31, 2025 from $209.6 million for the year ended December 31, 2024. The change was primarily due to a $7.1 million increase in product development costs, an $11.5 million increase in other research and development costs mainly from a $3.7 million increase in regulatory expenses and a $3.1 million increase in quality and safety expenses, and $2.6 million in direct clinical trial expenses related to the ramp up of the LUNAR-2 and KEYNOTE D58 trials, partially offset by $7.2 million lower share-based compensation.
Total research and development expenses can fluctuate period-to-period dependent upon the amount of clinical research organization services delivered, clinical materials procured and the number of trials actively underway within a given period.
Sales and marketing expenses. Sales and marketing expenses increased by $1.0 million, or 0.4%, to $240.1 million for the year ended December 31, 2025 from $239.1 million for the year ended December 31, 2024. The change was primarily due to an increase of $8.1 million in costs related to a sales force expansion, a $4.0 million increase in marketing expenses related to the NSCLC launch and new indication preparations, a $2.8 million increase in market access costs related to securing reimbursements in new indications and new geographies, and a $2.1 million increase in other expenses, partially offset by a $16.0 million reduction in share-based compensation.
General and administrative expenses. General and administrative expenses decreased by $12.2 million, or 6%, to $177.7 million for the year ended December 31, 2025 from $189.8 million for the year ended December 31, 2024. The decrease primarily results from a $28.8 million decrease in share-based compensation, which was the result of non-recurring shared-based compensation mostly related to the indication approval for NSCLC in 2024, partially offset by $12.8 million higher personnel and professional service expenses to support the greater company build-out to support new indications, particularly in enterprise technology as we invest in our digital infrastructure to enable scale, a $1.6 million one-time expense of obsolete technology assets, and a $2.2 million one-time expense to retire a production line related to supply chain optimization efforts.

	Year ended December 31,
	2025	2024	Change	% Change
Financial (expenses) income, net	$17,550	$39,334	$(21,784)	(55)%
Financial (expenses) income, net. Financial income, net, decreased by $21.8 million, or 55%, to $17.5 million income for the year ended December 31, 2025 from $39.3 million income for the year ended December 31, 2024. The decrease was primarily driven by a decrease in interest income of $11.3 million primarily driven by lower U.S. interest rates and a reduction in our short term investments due to repayment of the convertible note, an increase of $5.7 million in interest expenses from our senior secured term loan credit facility, and an increase of $3.6 million in foreign exchange expenses, offset by a gain from the purchase of convertible notes of $1.1 million.

	Year ended December 31,
	2025	2024	Change	% Change
Income tax	$(23)	$37,465	$(37,488)	(100)%
Income taxes. Income tax expenses decreased by $37.5 million, or 100%, resulting in a tax benefit of $0.0 million for the year ended December 31, 2025 compared to a tax expense of $37.5 million for the year ended December 31, 2024. The decrease primarily reflects a one-time $14.2 million reduction from a prior year return to provision related to a filing position for the tax treatment of share-based compensation, an $11.1 million increase in current year tax benefits from share-based compensation, a primarily one-time $8.9 million reduction due to favorable U.S. tax law changes, and a $4.3 million reduction due to intercompany interest income in Switzerland and Luxembourg.
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

	Year ended December 31,
	2025	2024	2023
Net income (loss)	$(136,227)	$(168,627)	$(207,043)
Add: Income tax	(23)	37,465	15,303
Add: Financial expenses (income), net	(17,550)	(39,334)	(41,130)
Add: Depreciation and amortization	14,650	11,235	10,969
EBITDA	$(139,150)	$(159,261)	$(221,901)
Add: Share-based compensation	104,832	160,035	115,608
Adjusted EBITDA	$(34,318)	$774	$(106,293)
Adjusted EBITDA decreased by $35.1 million to $(34.3) million for the year ended December 31, 2025 from $0.8 million for the year ended December 31, 2024. The change in Adjusted EBITDA was primarily due to revenue growth from Optune Gio being offset by increasing costs for new indications. Revenue increases drove a $20.4 million increase in gross profit. The gross profit increase was offset by increased operating expenses, primarily due to our launch in NSCLC and prelaunch activities for potential new indications. We intend to take actions that prioritize growth and maintain financial health as we position our company for future profitability.
Liquidity and capital resources
We have incurred significant losses and cumulative negative cash flows from operations with only limited and intermittent operating profits since our founding in 2000. As of December 31, 2025, we had an accumulated deficit of $1,290.4 million. To date, we primarily have financed our operations through the issuance and sale of equity and the proceeds from long-term loans.
At December 31, 2025, we had $93.5 million in cash and cash equivalents and $354.1 million in short-term investments. At December 31, 2025, our cash, cash equivalents and short-term investments totaled $447.7 million, a decrease of $512.2 million compared to $959.9 million at December 31, 2024. The decrease was primarily due to net cash used in financing activities, primarily attributable to the repayment of the convertible note at maturity of $560.9 million offset by proceeds of $100 million from the Tranche B Loan of the senior secured term loan credit facility.
We believe our cash, cash equivalents and short-term investments as of December 31, 2025 are sufficient for our operations for at least the next 12 months based on our existing business plan and our ability to control the timing of significant expense commitments. We expect that our research, development and clinical expenses, sales and marketing expenses and general and administrative expenses will continue to increase over the next several years and may outpace our gross profit. As a result, we may need to raise additional capital to fund our operations.
The following summary of our cash flows for the periods indicated has been derived from our consolidated financial statements, which are included elsewhere in this Annual Report:

	Year ended December 31,
U.S. dollars in thousands	2025	2024	2023
Net cash provided by (used in) operating activities	$(49,031)	$(26,369)	$(73,336)
Net cash provided by (used in) investing activities	437,276	(140,242)	184,148
Net cash provided by (used in) financing activities	(451,343)	90,315	15,787
Effect of exchange rate changes on cash and cash equivalents	394	(174)	131
Increase (decrease) in cash, cash equivalents and restricted cash	$(62,704)	$(76,470)	$126,730
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
Net cash used in operating activities was $49.0 million for the year ended December 31, 2025 compared to $26.4 million used in operating activities for the year ended December 31, 2024 an increase of net cash used in operating activities by $22.1 million. The increase in net cash used in operating activities was driven by a decrease of net loss of $32.4 million, offset by a decrease in cash to non-cash items of $38.6 million which is primarily driven by a decrease in shared-based compensation of $55.2 million, an increase in accrued interest of $ 5.6 million, an increase of $3.7 million in asset write-downs and impairment of field equipment and an increase of $3.4 million in depreciation and amortization. In addition, the increase in net cash used in operating activities is driven by an increase in working capital of $21.0 million, which was primarily driven by an increase in accounts receivable of $12.6 million and an increase of $8.2 million in inventories.
Upcoming use of cash in operations will include payments in the normal course of business of $49.1 million in purchase obligations with certain of our suppliers, primarily for the purchase of Product components along with other commitments to purchase goods or services. These amounts include approximately $41.9 million of commitments with four major suppliers. We make such commitments through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. We also have employment agreements with certain employees that require the funding of a specific level of payments if certain events, such as a change in control or termination without cause, occur. In the course of normal business operations, we also have agreements with contract service providers to assist in the performance of our research and development (including clinical studies) and manufacturing activities. We could also enter into additional collaborative research, contract research, manufacturing and supplier agreements in the future, which may require up-front payments and even long-term commitments of cash.
Investing activities
Our investing activities primarily consist of investments in and redemptions of short-term investments, as well as capital expenditures to purchase property and equipment and field equipment.
Net cash provided by investing activities was $437.3 million for the year ended December 31, 2025 compared to net cash used in investing activities of $140.2 million for the year ended December 31, 2024. The net cash provided by investing activities for 2025 was primarily attributable to net proceeds of short-term investments of $ 463.9 million, offset by $26.6 million invested in property and equipment. The net cash used in investing activities for 2024 was primary attributable to $ 97.4 million in net purchases of short-term investments as well as $42.9 million in property and equipment.
Financing activities
To date, our primary financing activities have been the sale of equity and the proceeds from long-term loans.
Net cash used in financing activities was $451.3 million for the year ended December 31, 2025 compared to net cash provided by of $90.3 million for the year ended December 31, 2024. The net cash used in financing activities for 2025 was primarily attributable to the repayment of the convertible note at maturity of $560.9 million offset by proceeds of $100 million from the Tranche B Loan of the senior secured term loan credit facility (described below) and $6.1 million in proceeds from the exercise of options and $3.7 million in proceeds from the issuance of shares pursuant to the ESPP. The net cash provided by financing activities for 2024 was primarily attributable to proceeds of $96.9 million from the Tranche A Loan of the senior secured term loan credit facility, offset by a repurchase of the convertible note of $12.9 million. In addition, net cash provided by financing activities in 2024 was attributable to proceeds from the issuance of shares of $4.2 million and the exercise of options by $2.2 million.
Senior Secured Term Loan Credit Facility
On May 1, 2024 Novocure Luxembourg S.a.r.l. ("Borrower"), our wholly-owned subsidiary, entered into a new five-year senior secured credit facility of up to $400.0 million (the "Facility") with BPCR Limited Partnership and BioPharma Credit Investments V (Master) LP (collectively, the "Lenders"), BioPharma Credit PLC, as collateral agent for the Lenders, and the guarantors party to such agreement (the "Loan Agreement"). The Facility may be drawn in up to four drawings. The Loan Agreement provides for an initial term loan in the principal amount of $100.0 million (the "Tranche A Loan"), which was funded to the Borrower on May 1, 2024 (the "Tranche A Funding Date"). Under the Loan Agreement, the Borrower was required to draw $100.0 million on the Facility on or before September 30, 2025 (the "Tranche B Loan"), subject to customary conditions precedent as set forth in the Loan Agreement. Not later than December 31, 2025, the Borrower had the option to draw an additional $100.0 million of the Facility (the "Tranche C Loan") if (i) (A) we received positive results from our PANOVA-3 Phase 3 clinical trial (which we received) or (B) our trailing net revenues for the most recently completed four quarters as reported in our financial statements filed with the U.S. Securities and Exchange Commission ("Trailing Four Quarters of Net Revenue") were greater than $575.0 million and (ii) the Notes were extinguished in full and no longer outstanding. Not later than March 31, 2026, the Borrower has the option to draw an additional $100.0 million of the Facility (the

"Tranche D Loan") if (i) we receive an approval or clearance from the U.S. Food and Drug Administration for our Tumor Treating Fields device for a pancreatic cancer indication or (ii) Trailing Four Quarters of Net Revenue is greater than $625.0 million. The obligations under the Loan Agreement are guaranteed by certain of our subsidiaries and secured by a first lien on the Borrower's and certain of our other subsidiaries’ assets. Outstanding term loans under the Loan Agreement will bear interest at an annual rate equal to 6.25% plus the three-month SOFR (subject to a 3.25% floor), payable quarterly in arrears and calculated on the basis of actual days elapsed in a 360-day year. The Borrower must pay 2.5% of additional consideration on each principal draw, with payment for the Tranche A Loan and the Tranche B Loan paid on the Tranche A Funding Date, and payments for the Tranche C Loan and the Tranche D Loan on their respective funding dates. Principal under the Facility will be repaid in eight equal quarterly repayments commencing with the third quarter of 2027 and continuing each quarter thereafter, with the final payment of outstanding principal due on the fifth anniversary of the Tranche A Funding Date. Voluntary prepayment of all, but not less than all, of the term loans outstanding is permitted at any time, subject to make-whole and prepayment premiums as set forth in the Loan Agreement. Prepayment of all term loans outstanding, subject to make-whole and prepayment premiums, is due and payable upon a change-in-control as defined in the Loan Agreement. Make-whole and prepayment premiums are due and payable for the Tranche B Loans for any voluntary prepayment of the term loans outstanding, upon a change-in-control (as defined in the Loan Agreement), and upon any acceleration of the maturity date, in each case regardless of whether the Tranche B Loan is drawn. The Loan Agreement contains a financial covenant only if the Tranche C Loan and/or Tranche D Loan are funded, in which case we are required to maintain at least Trailing Four Quarters of Net Revenue of at least $500.0 million, calculated on a trailing twelve-month basis as of the end of each fiscal quarter, beginning with the first quarter of 2027 based on year-end 2026 audited financial statements.
The draw of the Tranche B Loan closed on September 26, 2025. As of December 31, 2025 we borrowed the Tranche A Loan and the Tranche B Loan in the aggregate principal amount of $200.0 million. We did not give notice of our intent to borrow the Tranche C Loan. As a result, we no longer have the ability to borrow the Tranche C or Tranche D Loans.
Convertible Notes
On November 5, 2020, we issued $575.0 million aggregate principal amount of 0% Convertible Senior Notes due 2025 (the “Notes”). The net proceeds from the offering were approximately $558.4 million. In June 2024, we redeemed $14.1 million of Notes for cash consideration in financing activities of $12.9 million. In November 2025, we repaid the remaining $560.9 million of the outstanding Notes at maturity.
Overview
We are a global oncology company with a proprietary platform technology called Tumor Treating Fields ("TTFields"), which are electric fields that exert physical forces to kill cancer cells. Our therapy is delivered through a medical device. Our key priorities are to drive commercial adoption of Optune Gio®, Optune Lua®, and Optune Pax®, our commercial TTFields therapy devices, obtain regulatory approval to market TTFields therapy devices in new indications, such as brain metastases from non-small cell lung cancer ("NSCLC"), and to advance clinical and product development programs intended to extend overall survival in some of the most aggressive forms of cancer.
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
Optune Lua is approved by the FDA under the PMA pathway for the treatment of adult patients with metastatic NSCLC concurrent with PD-1/PD-L1 inhibitors or docetaxel following progression on or after a platinum-based regimen. We also have a CE certificate to market Optune Lua concurrent with PD-1/PD-L1 inhibitors or docetaxel following progression on or after a platinum-based regimen for the treatment of metastatic NSCLC in the EU. In addition, we received regulatory approval for Optune Lua for the treatment of adult patients with unresectable advanced/recurrent NSCLC concurrent with PD-1/PD-L1 inhibitors following progression on or after a platinum-based regimen in Japan.
Optune Lua is also approved by the FDA under the Humanitarian Device Exemption ("HDE") pathway for the treatment of adult patients with malignant pleural mesothelioma or pleural mesothelioma (together, "MPM") together with standard chemotherapies. We have also have a CE certificate in the EU and approval or local registration to market Optune Lua for the treatment of MPM in certain other countries.
Optune Pax is approved by the FDA under the PMA pathway for the treatment of adult patients with locally advanced pancreatic cancer concurrent with gemcitabine and nab-paclitaxel. We are pursuing regulatory approval to market Optune Pax in other countries.
We market our Products in multiple countries around the globe with the majority of our revenues coming from the use of Optune Gio in the U.S., Germany, France and Japan. We are actively evaluating opportunities to expand access to Optune Gio, Optune Lua and Optune Pax in additional international markets.
We have established coverage policies with both public and private payers for the use of Optune Gio in our active markets. We are actively pursuing coverage policies with payers to expand access to Optune Lua and Optune Pax and in the meantime we will bill and seek reimbursement from payers on an individual case basis, as applicable.
In September 2025, we presented final data from the Phase 3 METIS clinical trial evaluating the use of TTFields therapy and best supportive care (BSC) for the treatment of adult patients (n=298) with 1-10 brain metastases from NSCLC following stereotactic radiosurgery at the 2025 American Society for Radiation Oncology Annual Meeting. The primary endpoint of the METIS trial was defined as the time to intracranial progression (TTIP), as measured from the date of first SRS treatment to intracranial progression or neurological death, whichever occurred first. When accounting for competing risks using the Fine–Gray method, patients treated with TTFields therapy and BSC experienced a 28% lower risk of intracranial progression compared to those receiving BSC alone (HR=0.72, p=0.044). The median time to intracranial progression was 15.0 months in patients treated with TTFields therapy and BSC compared to 7.5 months in patients treated with BSC alone.
In December 2025 we submitted the final module of the PMA, seeking approval under the proposed brand name Optune Mya®. The PMA has been accepted as filed by the FDA, and is under substantive review.
We believe the physical mode of action behind TTFields therapy and resulting downstream cellular processes initiated by the damaged cells may be broadly applicable to solid tumor cancers. We have several ongoing and recently concluded clinical trials which further explore the use of TTFields therapy, including the Phase 3 TRIDENT and KEYNOTE D58 trials in GBM, Phase 3 LUNAR-2 trial in NSCLC, and Phase 2 PANOVA-4 trial in pancreatic cancer.
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

Impact of Current Events
Conflict in Israel
Since October 2023, the State of Israel has been in a state of war. As of the date of this filing, we believe that there is no immediate risk to our business facilities or operations. Our supply chain teams have increased stock levels to mitigate distribution and service risks from our suppliers in Israel, some of whom are single-source suppliers. Pursuant to our policy to seek and maintain second-source suppliers wherever possible, we are in the process of obtaining second-source suppliers outside of Israel when feasible; however we can provide no assurance that we will secure or maintain such suppliers on a timely basis. Where second-sources suppliers are not reasonably available, we maintain increased inventories to reduce risk.
Recent Changes to U.S. Tariff Rates
Throughout 2025 and 2026, the U.S. has increased or threatened to increase tariff rates on imported goods from numerous countries. The manufacturing of our Products and associated accessories is fully outsourced to third parties across multiple countries. In recent years, in anticipation of active patient growth and new indication launches, we began onboarding additional suppliers and/or supply nodes to increase the resilience of our network. As an example, we are in the final steps of adding production capacity in Mexico and Ireland. This also helps us provide optionality around supply routes to optimize our cost structure, including the emerging tariff landscape. Our current analysis of the global tariff environment leads us to believe there should not be a material impact to gross margins in the short-term and we are actively working to mitigate any potential impacts in the medium to long-term.
We anticipate continued volatility in the global tariff environment through 2026 and we cannot be assured that we will not ultimately be negatively impacted further by these changes.

We view our operations and manage our business in one operating segment. Our net revenues were $655.4 million for the year ended December 31, 2025, $605.2 million for the year ended December 31, 2024 and $509.3 million for the year ended December 31, 2023. Our net loss was $136.2 million for the year ended December 31, 2025, net loss was $168.6 million for the year ended December 31, 2024 and net loss was $207.0 million for the year ended December 31, 2023. As of December 31, 2025, we had an accumulated deficit of $1,290.4 million.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to various market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes. There were no material quantitative changes in our market risk exposures between the year ended December 31, 2025 and the year ended December 31, 2024.
Interest rate sensitivity
Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. Our cash, cash equivalents and short-term investment accounts as of December 31, 2025 totaled $447.7 million and consist of cash, cash equivalents and short-term investments with maturities of less than one year from the date of purchase. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. We are subject to interest rate fluctuation exposure through our investment in money market instruments which bear a variable interest rate. However, because of portfolio diversification, the short-term nature of the instruments in our portfolio and our intent to hold non-money market instruments to maturity, a 10% change in market interest rates would not be expected to have a material impact on our financial condition or our results of operations. In addition, we have interest expense sensitivity in relation to our Senior Secured Term Loan Credit Facility (the "Facility"). Outstanding term loans under the Facility will bear interest at an annual rate equal to 6.25% plus the three-month floating SOFR (subject to a 3.25% floor). For additional information, see Note 10.b. to the Consolidated Financial Statements. A 10% change in SOFR would not be expected to have a material impact on our financial condition or our results of operations.
Foreign currency exchange risk
Our consolidated results of operations and cash flow are subject to fluctuations due to changes in foreign currency exchange rates. All of our revenues are generated in the local currency for commercial markets. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United States, Switzerland, Germany, France, Israel and Japan. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements. We do partially hedge our transaction related Euro foreign currency exchange risk and may engage in other currency hedging transactions in the future.

ITEM 8.  FINANCIAL STATEMENTS
NovoCure Limited

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of NovoCure Limited
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of NovoCure Limited and its subsidiaries ("the Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2025 and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2026 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue recognition – Measuring variable consideration

Description of the Matter	As per the Company's consolidated statements of operations, the net revenues recognized during the fiscal year of 2025 amounted to a sum of $655 million, which included variable consideration estimates. As described in Note 2 to the consolidated financial statements, the transaction price is determined based on the consideration which the Company will be entitled to in exchange for providing Optune solutions. The Company provides certain patients with implicit price concessions, which results in variable consideration. The Company adjusts the transaction price for estimated implicit price concessions to reflect the revenues which the Company expects to receive.

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
February 26, 2026

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of NovoCure Limited
Opinion on Internal Control Over Financial Reporting
We have audited NovoCure Limited and subsidiaries' internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, NovoCure Limited and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss) changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2025 and the related notes, and our report dated February 26, 2026 expressed an unqualified opinion thereon.
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
/s/ KOST FORER GABBAY & KASIERER
A Member of EY Global
Tel-Aviv, Israel
February 26, 2026

NovoCure Limited and subsidiaries
Consolidated balance sheets

	December 31,
U.S. dollars in thousands	2025	2024
Assets
Current assets:
Cash and cash equivalents	$93,548	$163,767
Short-term investments	354,126	796,106
Restricted cash	9,842	2,327
Trade receivables, net	89,435	74,226
Receivables and prepaid expenses	58,669	35,063
Inventories	41,111	35,086
Total current assets	646,731	1,106,575
Long-term assets:
Property and equipment, net	77,606	77,660
Field equipment, net	22,066	14,811
Right-of-use assets	47,327	27,120
Other long-term assets	10,596	14,618
Total long-term assets	157,595	134,209
Total assets	$804,326	$1,240,784
The accompanying notes are an integral part of the consolidated financial statements.

NovoCure Limited and subsidiaries
Consolidated balance sheets

	December 31,
U.S. dollars in thousands, except share and per share data	2025	2024
Liabilities and shareholders’ equity
Current liabilities:
Convertible note	$—	$558,160
Trade payables	122,231	105,086
Other payables, lease liabilities and accrued expenses	100,997	93,148
Total current liabilities	223,228	756,394
Long-term liabilities:
Senior secured credit facility, net	195,047	97,300
Long term leases	41,647	19,971
Employee benefit liabilities	3,938	6,940
Total long-term liabilities	240,632	124,211
Total liabilities	463,860	880,605
Commitments and contingencies
Shareholders’ equity:
Share capital -
Ordinary shares - No par value, Unlimited shares authorized; Issued and outstanding: 112,492,667 shares and 108,516,819 shares at December 31, 2025 and December 31, 2024 respectively;	—	—
Additional paid-in capital	1,634,264	1,519,809
Accumulated other comprehensive income (loss)	(3,441)	(5,500)
Retained earnings (accumulated deficit)	(1,290,357)	(1,154,130)
Total shareholders’ equity	340,466	360,179
Total liabilities and shareholders’ equity	$804,326	$1,240,784

The accompanying notes are an integral part of the consolidated financial statements.

NovoCure Limited and subsidiaries
Consolidated statements of operations

	Year ended December 31,
U.S. dollars in thousands, except share and per share data	2025	2024	2023
Net revenues	$655,353	$605,220	$509,338
Cost of revenues	166,879	137,181	128,280
Gross profit	488,474	468,039	381,058

Operating costs and expenses:
Research, development and clinical studies	224,544	209,645	223,062
Sales and marketing	240,064	239,063	226,809
General and administrative	177,666	189,827	164,057
Total operating costs and expenses	642,274	638,535	613,928

Operating income (loss)	(153,800)	(170,496)	(232,870)
Financial (expenses) income, net	17,550	39,334	41,130

Income (loss) before income taxes	(136,250)	(131,162)	(191,740)
Income tax	(23)	37,465	15,303
Net income (loss)	$(136,227)	$(168,627)	$(207,043)

Basic and diluted net income (loss) per ordinary share	$(1.22)	$(1.56)	$(1.95)
Weighted average number of ordinary shares used in computing basic and diluted net income (loss) per share	111,471,991	107,834,368	106,391,178
The accompanying notes are an integral part of the consolidated financial statements.

NovoCure Limited and subsidiaries
Consolidated statements of comprehensive income (loss)

	Year ended December 31,
U.S. dollars in thousands	2025	2024	2023
Net income (loss)	$(136,227)	$(168,627)	$(207,043)
Other comprehensive income (loss), net of tax :
Change in foreign currency translation adjustments	289	(1,200)	1,473
Unrealized gain (loss) from debt securities	—	—	445
Pension benefit plan	1,770	1,169	(4,954)
Total comprehensive income (loss)	$(134,168)	$(168,658)	$(210,079)
The accompanying notes are an integral part of the consolidated financial statements.

NovoCure Limited and subsidiaries
Statements of changes in shareholders’ equity

	Ordinary shares
U.S. dollars in thousands, except share data	(Shares)	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings (accumulated deficit)	Total shareholders’ equity
Balance as of December 31, 2022	105,049,411	$1,222,063	$(2,433)	$(778,460)	$441,170

Share-based compensation	—	115,608	—	—	115,608
Exercise of options and vested RSUs	1,823,851	11,381	—	—	11,381
Issuance of shares in connection with employee stock purchase plan	202,492	4,416	—	—	4,416
Other comprehensive income (loss) net of tax expense of $0	—	—	(3,036)	—	(3,036)
Net income (loss)	—	—	—	(207,043)	(207,043)
Balance as of December 31, 2023	107,075,754	1,353,468	(5,469)	(985,503)	362,496

Share-based compensation	—	160,035	—	—	160,035
Exercise of options and vested RSUs	1,129,280	2,156	—	—	2,156
Issuance of shares in connection with employee stock purchase plan	311,785	4,150	—	—	4,150
Other comprehensive income (loss) net of tax expense of $0	—	—	(31)	—	(31)
Net income (loss)	—	—	—	(168,627)	(168,627)
Balance as of December 31, 2024	108,516,819	1,519,809	(5,500)	(1,154,130)	360,179

Share-based compensation	—	104,832	—	—	104,832
Exercise of options and vested RSUs	3,696,398	6,113	—	—	6,113
Tax payments related to net share settlement on equity awards	—	(146)	—	—	(146)
Issuance of shares in connection with employee stock purchase plan	279,450	3,656	—	—	3,656
Other comprehensive income (loss), net of tax expense of $0	—	—	2,059	—	2,059
Net income (loss)	—	—	—	(136,227)	(136,227)
Balance as of December 31, 2025	112,492,667	$1,634,264	$(3,441)	$(1,290,357)	$340,466
The accompanying notes are an integral part of the consolidated financial statements.

NovoCure Limited and subsidiaries
Consolidated statements of cash flows

	Year ended December 31,
U.S. dollars in thousands	2025	2024	2023
Cash flows from operating activities:
Net income (loss)	$(136,227)	$(168,627)	$(207,043)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	14,650	11,235	10,969
Accrued interest	4,949	(651)	(95)
Asset write-downs and impairment of field equipment	4,851	1,159	493
Share-based compensation	104,832	160,035	115,608
Foreign currency remeasurement loss (gain)	1,251	(227)	161
Decrease (increase) in accounts receivables and prepaid expenses	(38,938)	(26,358)	29,414
Amortization of discount (premium)	(23,262)	(25,644)	(23,084)
Decrease (increase) in inventories	(5,668)	2,568	(8,919)
Decrease (increase) in other long-term assets	10,847	7,395	4,072
Increase (decrease) in accounts payables and accrued expenses	18,958	19,106	14,869
Increase (decrease) in other long-term liabilities	(5,274)	(6,360)	(9,781)
Net cash provided by (used in) operating activities	$(49,031)	$(26,369)	$(73,336)
Cash flows from investing activities:
Purchase of property, equipment and field equipment	(26,648)	(42,855)	(27,093)
Proceeds from maturity of short-term investments	1,285,000	778,000	1,214,982
Purchase of short-term investments	(821,076)	(875,387)	(1,003,741)
Net cash provided by (used in) investing activities	$437,276	$(140,242)	$184,148
The accompanying notes are an integral part of the consolidated financial statements.

NovoCure Limited and subsidiaries
Consolidated statements of cash flows

	Year ended December 31,
U.S. dollars in thousands	2025	2024	2023
Cash flows from financing activities:
Proceeds from issuance of shares, net	$3,656	$4,150	$4,416
Proceeds from senior secured credit facility, net	99,979	96,922	—
Repayment and redemption of long-term debt	(560,945)	(12,913)	(10)
Tax payments related to net settlements on equity awards	(146)	—	—
Exercise of options	6,113	2,156	11,381
Net cash provided by (used in) financing activities	$(451,343)	$90,315	$15,787

Effect of exchange rate changes on cash, cash equivalents and restricted cash	$394	$(174)	$131

Increase (decrease) in cash, cash equivalents and restricted cash	(62,704)	(76,470)	126,730
Cash, cash equivalents and restricted cash at the beginning of the year	166,094	242,564	115,834
Cash, cash equivalents and restricted cash at the end of the year	$103,390	$166,094	$242,564

Supplemental cash flow activities:
Cash paid during the year for:
Income taxes paid (refunded), net	$30,673	$23,463	$13,665
Interest paid	$13,406	$7,714	$6
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$93,548	$163,767	$240,821
Restricted cash	$9,842	$2,327	$1,743
Total cash, cash equivalents and restricted cash	$103,390	$166,094	$242,564
Non-cash activities:
Right-of-use assets obtained in exchange for lease liabilities	$29,369	$494	$18,063
Purchase of property incurred but unpaid at period end	$886	$1,619	$1,714
The accompanying notes are an integral part of the consolidated financial statements.

NovoCure Limited and subsidiaries
Notes to consolidated financial statements
U.S. dollars in thousands (except share and per share data)

Note 1: Organization
NovoCure Limited (including its consolidated subsidiaries, the "Company") was incorporated in the Bailiwick of Jersey and is principally engaged in the development, manufacture and commercialization of Tumor Treating Fields ("TTFields") devices, including Optune Gio, Optune Lua and Optune Pax (collectively, its "Products"), for the treatment of solid tumor cancers. The Company markets Optune Gio and Optune Lua in multiple countries around the globe with the majority of revenues coming from the use of Optune Gio in the U.S., Germany, France and Japan. Optune Pax is marketed in the U.S.
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
d. Cash equivalents:
Cash equivalents are short-term, highly liquid investments that are generally readily convertible into cash with a maturity of three months or less at the date acquired.

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
As of December 31, 2025 and 2024, all securities are classified as held-to-maturity since the Company has the intent and ability to hold the securities to maturity and, accordingly, debt securities are stated at amortized cost.
For the years ended December 31, 2025, 2024 and 2023, no credit losses have been identified.
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
h. Inventories:
Inventories are stated at the lower of cost or net realizable value. Cost is determined using the weighted average method. The Company regularly evaluates its ability to realize the value of inventory. If the inventories are deemed damaged, if actual demand for the Company’s devices deteriorates, or if market conditions are less favorable than those projected, inventory write-offs may be required. Inventory write-offs are included in cost of revenues (see Note 5).
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
The Company records a write-off provision for any excess, lost or damaged equipment when warranted based on an assessment of the equipment. Write-offs for equipment are included in the relevant profit and loss line item (see Note 6).

NovoCure Limited and subsidiaries
Notes to consolidated financial statements
U.S. dollars in thousands (except share and per share data)
j. Field equipment:
Field equipment is stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful life of the field equipment, which was determined to be 48 to 60 months. Field equipment is equipment being utilized under service agreements, and accounted for in accordance with ASC 842 on a monthly basis as an operating lease (see Note 2(x)). The Company records a write-off provision for any excess, lost or damaged equipment when warranted based on an assessment of the equipment. Write-offs for equipment are included in cost of revenues (see Note 7).
k. Impairment of long-lived assets:
The Company’s long-lived assets are reviewed for impairment in accordance with ASC 360-10, "Property, Plant and Equipment," whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment losses of $3,131, $0 and $0, respectively, were recorded for the years ended December 31, 2025, 2024 and 2023.
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
Net revenues in the years ended December 31, 2025, 2024 and 2023 also include amounts recognized pursuant to the Zai Agreement. For additional information, see Note 13.
n. Charitable care:
The Company provides treatment at no charge to patients who meet certain criteria under its charitable care policy. Because the Company does not pursue collection of amounts determined to qualify as charity, they are not reported as revenue. The Company's costs of care provided under charitable care were $5,449, $4,389 and $2,692 for the years ended December 31, 2025, 2024 and 2023, respectively. These amounts were determined by applying charitable care as a percentage of gross billings to total cost of goods sold.
o. Shipping and handling costs:
The Company does not separately bill its customers for shipping and handling costs associated with shipping Products to its customers. These direct shipping and handling costs of $4,263, $3,258 and $2,871 for the years ended December 31, 2025, 2024 and 2023, respectively, are included in Sales and Marketing costs.
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

NovoCure Limited and subsidiaries
Notes to consolidated financial statements
U.S. dollars in thousands (except share and per share data)
The Company recognizes compensation expense for awards using the accelerated method over the requisite service period of the award, which for restricted share units is two or three years and for option awards, which is two or four years.
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

NovoCure Limited and subsidiaries
Notes to consolidated financial statements
U.S. dollars in thousands (except share and per share data)
s. Income taxes:
The Company accounts for income taxes in accordance with ASC 740-10, "Income Taxes." ASC 740-10 prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance to reduce deferred tax assets to their estimated realizable value, if needed. For additional information see Note 2aa below.
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
The Company has no off-balance sheet concentrations of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements, except as described in Note 2y below.
u. Retirement, pension and severance plans:
The Company has a 401(k) retirement savings plan for its U.S. employees. Each eligible employee may elect to contribute a portion of the employee’s compensation to the plan. Company contributions to the plan are at the sole discretion of the Company's Board of Directors. Currently, the Company provides a matching contribution of 50% of the employee's contributions, up to a maximum of three percent (3%) of the employee's annual salary. The Company began making matching contributions as of January 1, 2019. For the years ended December 31, 2025, 2024 and 2023, the Company had made matching contributions in the amount of $2,379 and $2,206 and $2,375, respectively, pursuant to the plan.
The Company sponsors a defined benefit plan (the "Swiss Plan") for all its employees in Switzerland for retirement benefits, as well as benefits on death or long-term disability, whereby the employee and the Company contribute a portion of the employee's compensation to the plan. The Swiss Plan is part of a collective pension foundation “AXA Foundation for Occupational Benefits”. This is a semi-autonomous pension foundation, meaning that the underlying investment risk and the longevity are born by the pension foundation itself. Disability and death risks are reinsured with AXA insurance. Notwithstanding, the Company and its employees bear the risk of having to pay recovery contributions in a financial distress situation. The Company accounts for this risk in accordance with ASC 715, "Compensation – Retirement Benefits" (see Note 9). The pension expense for the years ended December 31, 2025, 2024 and 2023 was $3,878, $3,857 and $2,672, respectively.
Israeli law generally requires payment of severance pay upon dismissal of an employee or upon termination of employment in certain other circumstances. The Company contributes to employee pension plans to fund its severance liabilities. According to Section 14 of Israel Severance Pay Law, the Company makes deposits on behalf of its employees with respect to the Company’s severance liability and therefore no obligation is provided for in the financial statements. Severance pay liabilities with respect to employees who are not subject to Section 14, are provided for in the financial statements based upon the number of years of service and the latest monthly salary and the related deposits are recorded as an asset based on the cash surrender value. Contributions pursuant to these obligations for the years ended December 31, 2025, 2024 and 2023 amounted to $1,992, $1,679 and $1,735, respectively.

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
y. Derivatives and Hedging:
The Company transacts in derivative financial instruments (forward exchange contracts). The transactions are designed to hedge the Company’s Euro foreign exchange transaction risk. Euro cash receivables are netted against Euro cash payables across countries before a forward contract is purchased with a maximum duration of 12 months. The Company does not enter into derivative transactions for trading purposes. Derivative instruments are recognized on the balance sheet at their fair value.
In accordance with ASC 815, Derivatives and Hedging ("ASC Topic 815") derivative instruments that do not qualify for hedge accounting are recognized on the balance sheet at their fair value, with changes in the fair value recognized as a component of financial expenses, net in the statements of income. The cash flows associated with these derivatives are reflected as cash flows from operating activities in the consolidated statements of cash flows.
z. Segment reporting:
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
aa. Recently Adopted Accounting Pronouncement
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid, disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-09 during the year ended December 31, 2025 and has applied the disclosure retrospectively for years ended December 31, 2024 and December 31, 2023 for comparative purposes. See Note 14 below.
Recently Issued Accounting Pronouncements:
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
Note 3: Cash and Cash equivalents and Short-term investments
Cash equivalents include items almost as liquid as cash with maturity periods of three months or less when purchased, and short-term investments include items with maturity dates between three months and one year when purchased. As of December 31, 2025 and 2024, the Company’s cash and cash equivalents and short-term investments were composed of:

NovoCure Limited and subsidiaries
Notes to consolidated financial statements
U.S. dollars in thousands (except share and per share data)

	December 31, 2025
	Fair value level	Adjusted cost basis	Unrealized gains	Unrealized losses	Fair market value	Recorded basis	Cash and cash equivalents	Short-term investments
Cash		$7,402	$—	$—	$7,402	$7,402	$7,402	$—
Money market funds	Level 1	66,213	—	—	66,213	66,213	66,213	—
Certificate of deposits and term deposits	Level 2	25,186	—	—	25,186	25,186	10,013	15,173
HTM securities (1)
U.S. Treasury bills	Level 1	$54,096	$48	$—	$54,144	$54,096	$—	$54,096
Corporate debt securities	Level 2	$294,777	$82	$(205)	$294,654	$294,777	$9,920	$284,857

		$348,873	$130	$(205)	$348,798	$348,873	$9,920	$338,953

Total		$447,674	$130	$(205)	$447,599	$447,674	$93,548	$354,126

	December 31, 2024
	Fair value level	Adjusted cost basis	Unrealized gains	Unrealized losses	Fair market value	Recorded basis	Cash and cash equivalents	Short-term investments
Cash		$11,848	$—	$—	$11,848	$11,848	$11,848	$—
Money market funds	Level 1	151,919	—	—	151,919	151,919	151,919	—
Certificate of deposits and term deposits	Level 2	170,120	—	—	170,120	170,120	—	170,120
HTM securities (1)
U.S. Treasury bills	Level 1	118,618	93	(1)	118,710	118,618	—	118,618
Corporate debt securities	Level 2	507,368	920	(119)	508,169	507,368	—	507,368
Total		$625,986	$1,013	$(120)	$626,879	$625,986	$—	$625,986

		$959,873	$1,013	$(120)	$960,766	$959,873	$163,767	$796,106
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
As of December 31, 2025 and 2024, all investments and equivalents mature in one year or less.
Unrealized losses from debt securities are primarily attributable to changes in interest rates. The Company does not believe any remaining unrealized losses represent impairments based on the evaluation of available evidence.

NovoCure Limited and subsidiaries
Notes to consolidated financial statements
U.S. dollars in thousands (except share and per share data)
Note 4: Receivables and prepaid expenses
The following table sets forth the Company’s receivables and prepaid expenses:

	December 31,
	2025	2024
Advances to and receivables from suppliers	$25,912	$24,413
Government authorities	23,046	3,327
Prepaid expenses	9,657	7,217
Others	54	106
	$58,669	$35,063

Note 5: Inventories
Inventories are stated at the lower of cost or net realizable value. The weighted average methodology is applied to determine cost. The following table sets forth the Company’s inventories:

	December 31,
	2025	2024
Raw materials	$4,533	$4,004
Work in process	7,500	7,969
Finished goods	29,078	23,113
	$41,111	$35,086
Inventory write-offs of $5,677, $756 and $681, respectively, were recorded for the years ended December 31, 2025, 2024 and 2023.
Note 6: Property and equipment, net
The following table sets forth the Company’s property and equipment, net:

	December 31,
	2025	2024
Cost:
Computers, peripheral equipment, software and laboratory equipment	$44,464	$41,977
Office furniture	7,294	4,873
Production equipment	19,039	16,456
Land and building	$34,953	$34,532
Leasehold improvements	13,727	12,132
Total cost	$119,477	$109,970
Accumulated depreciation and amortization	(41,871)	(32,310)
Depreciated cost	$77,606	$77,660
The Company capitalized software costs according to FASB's ASC 350-40, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Amortization of capitalized software costs for the years ended December 31, 2025, 2024 and 2023 was $1,519, $1,369 and $1,274, respectively.
Depreciation expense was $9,396, $6,166 and $3,939 for the years ended December 31, 2025, 2024 and 2023, respectively.
Write downs of $3,141, $205 and $10 were identified for the years ended December 31, 2025, 2024 and 2023, respectively.

NovoCure Limited and subsidiaries
Notes to consolidated financial statements
U.S. dollars in thousands (except share and per share data)
Note 7: Field equipment, net
The following table sets forth the Company’s field equipment, net:

	December 31,
	2025	2024
Field equipment	$49,454	$40,915
Accumulated depreciation	(27,388)	(26,104)
Field equipment, net	$22,066	$14,811
Depreciation expense was $3,735, $3,700 and $5,756 for the years ended December 31, 2025, 2024 and 2023, respectively. Write downs of $1,710, $954 and $483 were identified for the years ended December 31, 2025, 2024 and 2023, respectively.
Note 8: Trade payables and other payables, lease liabilities and accrued expenses
a.Trade payables
As of December 31, 2025 and 2024, trade payables include payer's overpayments in the amount of $46,041 and $40,575, respectively.
b.Other payables, lease liabilities and accrued expenses
The following table sets forth the Company’s other payables and accrued expenses:

	December 31,
	2025	2024
Employees and payroll accruals	$64,364	$48,171
Deferred revenues	15,948	14,225
Lease liabilities	11,659	7,909
Government authorities	8,699	22,811
Other	327	32
	$100,997	$93,148
Note 9: Employee benefit obligations
The Company's liability in respect of the Swiss Plan (see Note 2(u)) is the projected benefit obligation calculated using the projected unit credit method. The projected benefit obligation as of December 31, 2025 represents the actuarial present value of the estimated future payments required to settle the obligation that is attributable to employee service rendered before that date. Swiss Plan assets are recorded at fair value. Pension expense is presented in the payroll expenses in the various functions in which the employees are engaged. Actuarial gains and losses arising from differences between the actual and the expected return on the Swiss Plan assets are recognized in accumulated other comprehensive income (loss) and amortized over the requisite service period. The Swiss Plan is part of a collective pension foundation of pooled investments managed by a top tier insurance company. The Company and the employees pay retirement contributions, which are defined as a percentage of the employees’ covered salaries.The basis for the determination of the interest on employee’s savings account is the return on plan assets, considering legal minimum requirements. The targeted allocation for these funds is as follows:

NovoCure Limited and subsidiaries
Notes to consolidated financial statements
U.S. dollars in thousands (except share and per share data)

Asset Allocation by Category as of December 31, 2025:	Asset allocation (%)
Asset Category:
Debt Securities	23%
Real Estate	24%
Equity Securities	40%
Others	13%
Total	100%

NovoCure Limited and subsidiaries
Notes to consolidated financial statements
U.S. dollars in thousands (except share and per share data)
The following table sets forth the Swiss Plan’s funded status and amounts recognized in the consolidated financial statements for the year ended December 31, 2025 and 2024:

	December 31,
	2025	2024
Change in Benefit Obligation
Projected benefit obligation at beginning of year	$61,355	$51,057
Interest cost	646	703
Company service cost	4,887	4,202
Employee contributions	3,551	2,683
Benefits paid	30	2,772
Actuarial loss	10,548	(62)
Projected benefit obligation at end of year	$81,017	$61,355
Change in Plan Assets
Fair value of plan assets at beginning of year	$54,816	$43,250
Actual return on plan assets	14,058	2,120
Employer contributions	5,092	3,991
Employee contributions	3,551	2,683
Benefits paid	30	2,772
Fair value of plan assets at end of year	$77,547	$54,816
Funded Status at End of year
Excess of obligation over assets	$3,470	$6,539
Change in Accrued Benefit Liability
Accrued benefit liability at beginning of year	$(6,539)	$(7,807)
Company contributions made during year	5,092	3,991
Net periodic benefit cost for year	(4,806)	(3,308)
Net decrease (increase) in accumulated other comprehensive loss	2,783	585
Accrued benefit liability at end of year	$(3,470)	$(6,539)

	December 31,
	2025	2024
Non-current plan assets	$77,547	$54,816
Non-current liability	81,017	61,355
Accrued benefit liability at end of year	$(3,470)	$(6,539)
Projected Benefit Payments
Projected year 1	$1,950	$1,204
Projected year 2	2,310	1,540
Projected year 3	1,277	1,849
Projected year 4	1,319	966
Projected year 5	2,177	1,748
Projected years 6-10	34,993	24,374
The fair value of the plan assets is the estimated cash surrender value of the insurance contract at December 31, 2025. The level of inputs used to measure fair value was Level 2.

NovoCure Limited and subsidiaries
Notes to consolidated financial statements
U.S. dollars in thousands (except share and per share data)

	Year ended December 31,
	2025	2024
Net Periodic Benefit Cost
Service cost	$4,887	$4,202
Interest cost (income)	646	703
Expected return on plan assets	(1,740)	(1,348)
Amortization of actuarial (gain) loss	229	426
Amortization of prior service costs	(144)	(126)
Total net periodic benefit cost	$3,878	$3,857

Weighted average assumptions:
Discount rate as of December 31	1.30%	0.90%
Expected long-term rate of return on assets	3.10%	2.60%
Rate of compensation increase	1.00%	1.00%
Mortality and disability assumptions (*)	BVG 2020 GT	BVG 2020 GT
(*) Mortality data used for actuarial calculation.
Note 10: Long-term debt, net
The following table sets forth the Company’s long-term debt, net:

	December 31,
	2025	2024
0% Convertible Senior Notes (a)	$—	$—
Senior secured credit facility, net (b)	195,047	97,300
	$195,047	$97,300

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
In November 2025, the Company repaid the remaining $560,945 of the outstanding Notes at maturity.
The net carrying amount of the liability of the Convertible Notes as of December 31, 2025 and 2024 are as follows:

	December 31,
	2025	2024
Principal amount	$—	$560,945
Unamortized issuance costs	—	(2,785)
Net carrying amount of liability component (1)	$—	$558,160

Presented as:
Short-term liability	$—	$558,160

NovoCure Limited and subsidiaries
Notes to consolidated financial statements
U.S. dollars in thousands (except share and per share data)
(1)    An effective interest rate determines the fair value of the Notes, therefore they are categorized as Level 3 in accordance with ASC 820, "Fair Value Measurements and Disclosures." The estimated fair value of the Net carrying amount of liability component of the Notes as of December 31, 2025 and 2024 were $0 and $526,434, respectively.
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
Finance expense related to the Notes was as follows:

	Year ended December 31,
	2025	2024	2023
Gain from redemption of Notes	$—	$(1,142)	$—
Amortization of debt issuance costs	2,785	3,393	3,313
Total finance expenses (income) recognized	$2,785	$2,251	$3,313

b. Senior secured credit facility, net
On May 1, 2024 Novocure Luxembourg S.a.r.l. ("Borrower"), a wholly-owned subsidiary of the Company, entered into a new five-year senior secured credit facility of up to $400.0 million (the "Facility") with BPCR Limited Partnership and BioPharma Credit Investments V (Master) LP (collectively, the "Lenders"), BioPharma Credit PLC, as collateral agent for the Lenders, and the guarantors party to such agreement (the "Loan Agreement"). The Facility may be drawn in up to four drawings. The Loan Agreement provides for an initial term loan in the principal amount of $100.0 million (the "Tranche A Loan"), which was funded to the Borrower on May 1, 2024 (the "Tranche A Funding Date"). Under the Loan Agreement, the Borrower was required to draw $100.0 million on the Facility on or before September 30, 2025 (the "Tranche B Loan"), subject to customary conditions precedent as set forth in the Loan Agreement. Not later than December 31, 2025, the Borrower had the option to draw an additional $100.0 million of the Facility (the "Tranche C Loan") if (i) (A) the Company has received positive results from its PANOVA-3 phase 3 clinical trial or (B) the Company's trailing net revenues for the most recently completed four quarters as reported by the Company in its financial statements filed with the U.S. Securities and Exchange Commission ("Trailing Four Quarters of Net Revenue") were greater than $575.0 million and (ii) the Notes were extinguished in full and are no longer outstanding. Not later than March 31, 2026, the Borrower has the option to draw an additional $100.0 million of the Facility (the "Tranche D Loan") if (i) the Company receives an approval or clearance from the U.S. Food and Drug Administration for the Company's Tumor Treating Fields device for a pancreatic cancer indication or (ii) Trailing Four Quarters of Net Revenue is greater than $625.0 million. The obligations under the Loan Agreement are guaranteed by certain of the Company's subsidiaries and secured by a first lien on the Borrower's and certain of the Company's other subsidiaries’ assets. Outstanding term loans under the Loan Agreement will bear interest at an annual rate equal to 6.25% plus the three-months SOFR (subject to a 3.25% floor), payable quarterly in arrears and calculated on the basis of actual days elapsed in a 360-day year. The Borrower must pay 2.5% of additional consideration on each principal draw, with payment for the Tranche A Loan and the Tranche B Loan paid on the Tranche A Funding Date, and payments for the Tranche C Loan and the Tranche D Loan on their respective funding dates. Principal under the Facility will be repaid in eight equal quarterly repayments commencing with the third quarter of 2027 and continuing each quarter thereafter, with the final payment of outstanding principal due on the fifth anniversary of the Tranche A Funding Date. Voluntary prepayment of all, but not less than all, of the term loans outstanding is permitted at any time, subject to make-whole and prepayment premiums as set forth in the Loan Agreement. Prepayment of all term loans outstanding, subject to make-whole and prepayment premiums, is due and payable upon a change-in-control as defined in the Loan Agreement. Make-whole and prepayment premiums are due and payable for the Tranche B Loans for any voluntary prepayment of the term loans outstanding, upon a change-in-control (as defined in the Loan Agreement), and upon any acceleration of the maturity date, in each case regardless of whether the Tranche B Loan is drawn. The Loan Agreement contains a financial covenant only if the Tranche C Loan and/or Tranche D Loan are funded, in which case the Company is required to maintain at least Trailing Four Quarters of Net Revenue of at least $500.0 million,

NovoCure Limited and subsidiaries
Notes to consolidated financial statements
U.S. dollars in thousands (except share and per share data)
calculated on a trailing twelve-month basis as of the end of each fiscal quarter, beginning with the first quarter of 2027 based on year-end 2026 audited financial statements.
As of December 31, 2025 the Company had borrowed the Tranche A Loan and the Tranche B Loan in the aggregate principal amount of $200,000. The Company did not give notice of its intent to borrow the Tranche C Loan. As a result, the Company no longer has the ability to borrow the Tranche C or Tranche D Loans.
The net carrying amount of the liability of the Facility as of December 31, 2025 and 2024 is as follows:

	December 31,
	2025	2024
Principal amount	$200,000	$100,000
Unamortized issuance costs	(4,953)	(2,700)
Net carrying amount of liability component (1)	$195,047	$97,300
(1)     An effective interest rate determines the fair value of the Facility, therefore they are categorized as Level 3 in accordance with ASC 820. The estimated fair value of the net carrying amount of liability component of the Facility as of December 31, 2025 and 2024 were $215,538 and $112,836, respectively.
The net carrying amount of the liability is represented by the principal amount of the Facility, less total issuance costs plus any amortization of issuance costs. The total issuance costs upon issuance of the Facility were $6,177 and $3,078 as of December 31, 2025 and 2024 and are amortized to interest expense using the effective interest rate method over the contractual term of the Facility. For purposes of calculating the net carrying amount, the annual effective interest rate as of December 31, 2025 and 2024 were assumed to be 12.0% and 12.5%, respectively, over the remaining contractual term of the Facility.
Finance expense related to the Facility was as follows:

	Year ended December 31,
	2025	2024	2023
Interest	$13,374	$7,693	$—
Amortization of debt issuance costs	846	378	—
Total finance expenses (income) recognized	$14,220	$8,071	$—

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
The facilities of the Company are leased under various operating lease agreements for periods ending no later than 2044. As of December 31, 2025. The Company also has the option to extend the term of certain facility lease agreements and these are included in the calculation of right-of-use assets. The Company also leases motor vehicles under various operating leases, which expire on various dates, the latest of which is in 2030.
Under ASC 842, all leases with durations greater than 12 months, including non-cancelable operating leases, are recognized on the balance sheet. The aggregated present value of lease payments is recorded as a long-term asset titled right-of-use assets. The corresponding lease liabilities are split between other payables and long-term lease liabilities, and as of December 31, 2025, are as follows:

December 31,
2025
Future minimum lease payments:
2026	$12,120
2027	11,491
2028	8,893
2029	5,313
2030	5,019
Thereafter	19,874
Total future minimum lease payments	$62,710
Less imputed interest	(9,404)
Net present value of future minimum lease payments	$53,306

Current year end
Short-term lease liabilities	$11,659
Long-term lease liabilities	41,647
Net present value of future minimum lease payments	$53,306

Weighted average of remaining operating lease term (years)	7.10

Weighted average of operating lease discount rate	5.10%
Lease and rental expense for the years ended December 31, 2025, 2024 and 2023 was $12,038, $9,244, and $8,196, respectively.
b.    Bank guarantee and pledges
As of December 31, 2025 and 2024 the Company pledged bank deposits of $5,114 and $4,909, respectively, to cover bank guarantees in respect of its leases of operating facilities and obtained guarantees by the bank for the fulfillment of the Company’s lease commitments of $5,554 and $5,285, respectively.
c.     Zai License and Collaboration Agreement
On September 10, 2018, the Company entered into a License and Collaboration Agreement (the "Zai Agreement") with Zai Lab (Shanghai) Co., Ltd. ("Zai") to market the Company's Products in China, Hong Kong, Macau and Taiwan ("Greater China"). Under the Zai Agreement, the Company granted Zai exclusive rights to commercialize the Company's Products in the field of oncology in Greater China. The Zai Agreement also established a development

NovoCure Limited and subsidiaries
Notes to consolidated financial statements
U.S. dollars in thousands (except share and per share data)
partnership for the Company's Products in multiple solid tumor indications. In partial consideration for the license grant to Zai for Greater China, the Company was entitled to a non-refundable, up-front license fee in the amount of $15,000 (the "License Fee"). The Zai Agreement also provides for certain development, regulatory and commercial milestone payments totaling up to $78,000. Furthermore, pursuant to the Zai Agreement, Zai will pay the Company tiered royalties at percentage rates from 10 up to the mid-teens on the net sales of the licensed products in Greater China. Zai is purchasing licensed products for commercial use exclusively from the Company at the Company’s fully burdened manufacturing cost.
d.    Purchase Obligations
As of December 31, 2025, the Company has $38,944 in purchase obligations with certain of its suppliers.
Note 13: Revenue recognition
a.     Net revenues
The Company’s net revenues by geographic region, based on the patient’s location are summarized as follows:

	Year ended December 31,
	2025	2024	2023
United States	$385,632	$391,801	$349,743
International markets:
Germany	79,407	65,263	60,210
France	76,189	55,730	11,736
Japan	37,786	32,569	31,668
Other international markets	56,898	42,471	32,757
International markets - Total	250,280	196,033	136,371

Greater China (1)	19,441	17,386	23,224

Total net revenues	$655,353	$605,220	$509,338
(1)    For additional information, see c below.

The company's net revenues by performance period are as follows:

	Year ended December 31,
	2025	2024	2023
Net revenues recognized in the reporting period from performance obligations satisfied in:
Reporting period	$632,358	$568,819	$492,089
Previous periods	22,995	36,401	17,249
Total net revenues	$655,353	$605,220	$509,338
b.     Contract balances
The following table provides information about trade receivables, unbilled receivables and contract liabilities from contracts with customers::

	December 31,
	2025	2024
Trade receivables	$81,648	$68,501
Unbilled receivables	$7,787	$5,725
Deferred revenues (short-term contract liabilities)	$(15,948)	$(14,225)

NovoCure Limited and subsidiaries
Notes to consolidated financial statements
U.S. dollars in thousands (except share and per share data)
During the years ended December 31, 2025, 2024 and 2023, the Company recognized $14,225, $16,224 and $18,028, respectively, which were included in the deferred revenues (short-term contract liability) balance at January 1, 2025 , 2024 and 2023.
c.     Zai agreement:
The Company recognizes revenue pursuant to the License Agreement with Zai (see Note 12) in accordance with ASC 606, "Revenue Recognition from Customers." The License Fee was deferred and recognized over the performance period commencing September 10, 2018 ("Zai Performance Period"). The potential development and regulatory milestones will be included in the transaction price when the Company concludes that achievement of the milestones is probable, and that recognition of revenue related to the milestones will not result in a significant reversal in amounts recognized in future periods, and as such have been excluded from the transaction price until such probability is achieved. Revenue from royalty payments are estimated and recognized in accordance with ASC 606. Revenues from sales of product or rendering services are recognized upon shipping the products or rendering the services and satisfying the performance obligation.
During the year ended December 31, 2020, the Company triggered milestone payments of $10,000 in the aggregate, which, along with the License Fee, were deferred and recognized over the remainder of the Zai Performance Period on a straight-line basis. For the three years ended December 31, 2025, no additional milestones were included in the transaction price.
Note 14: Income taxes
a.     Tax provision:
The Company maintains its effective place of daily management and control in Switzerland and is a Swiss tax resident. As a result, the income tax disclosures have been presented in accordance with the Company’s country of tax residency.
Income (loss) before income taxes is as follows:

	Year ended December 31,
	2025	2024	2023
Swiss	$(205,450)	$(205,310)	$(281,685)
Non-Swiss	69,200	74,148	89,945
Total income (loss) before income taxes	$(136,250)	$(131,162)	$(191,740)
The provision (benefit) for income taxes from continuing operations is comprised of:

	Year ended December 31,
	2025	2024	2023
Current:
Swiss
Federal	$(3,072)	$2,762	$1,385
Cantonal (Zug)	516	1,100	778
Non-Swiss	2,533	33,603	13,140
Total current	$(23)	$37,465	$15,303
Deferred:
Swiss	$—	—	$—
Non-Swiss	—	—	—
Total deferred	—	—	—
Total income tax provision	$(23)	$37,465	$15,303

NovoCure Limited and subsidiaries
Notes to consolidated financial statements
U.S. dollars in thousands (except share and per share data)
b.     Theoretical tax
The Company's effective tax rate is affected by the tax rates in the various jurisdictions in which the Company operates. Under Swiss law, the Company is subject to income tax at the federal level at a statutory rate of 8.5% as well as at the cantonal and communal levels, resulting in an aggregate corporate tax rate of 13.4%.

For purposes of comparability, the Company used the Swiss federal statutory rate for the 2025, 2024 and 2023 tax years when presenting the Company's reconciliation of the income tax provision.

A reconciliation of the provision for income taxes compared with the amounts at the Swiss rate was:

	Year ended December 31,
	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
Swiss federal statutory rate	$(11,581)	8.5%	$(11,149)	8.5%	$(16,298)	8.5%

Swiss cantonal (Zug) and local income taxes, net of federal income tax effect	516	(0.38)	1,100	(0.84)	778	(0.41)

Foreign Tax Effects:
United States
Change in valuation allowance	(32,228)	23.65	(5,046)	3.85	(31,218)	16.28
Statutory tax rate difference	11,439	(8.4)	11,468	(8.74)	16,906	(8.82)
State Income Taxes (1)	2,075	(1.52)	7,338	(5.59)	4,043	(2.11)
Share based compensation	1,763	(1.29)	3,439	(2.62)	2,178	(1.14)
Foreign-Derived Intangible Income ("FDII")	886	(0.65)	—	—	—	—
Research and development credits	—	—	1,856	(1.42)	6,474	(3.38)
Other	542	(0.4)	(345)	0.26	(392)	0.2

Israel
Change in valuation allowance	4,314	(3.17)	1,443	(1.1)	2,466	(1.29)
Statutory tax rate difference	606	(0.44)	508	(0.39)	662	(0.35)
Tax Effects of the Encouragement of Capital Investments Law	—	—	729	(0.56)	—	—
Other	989	(0.73)	(67)	0.05	1,076	(0.56)
Share based compensation	—	—	671	(0.51)	—	—

Luxembourg
Statutory tax rate difference	798	(0.59)	1,621	(1.24)	1,421	(0.74)
Change in valuation allowance	621	(0.46)	829	(0.63)	(857)	0.45
Other	(5)	—	15	(0.01)	95	(0.05)

France	663	(0.49)	650	0.5	210	(0.11)

Other foreign jurisdictions	4,188	(3.07)	2,541	(1.94)	2,867	(1.5)

NovoCure Limited and subsidiaries
Notes to consolidated financial statements
U.S. dollars in thousands (except share and per share data)

Effect of Changes in Tax Laws or Rates Enacted in the Current Period	—	—	—	—	—	—
Effect of Cross-Border Tax Laws	(32)	0.02	(30)	0.02	(37)	0.02
Tax Credits	—	—	—	—	—	—
Changes in Valuation Allowances	14,654	(10.77)	20,483	(15.62)	24,812	(12.91)
Nontaxable or Nondeductible Items	—	—	—	—	—	—
Changes in Unrecognized Tax Benefits	1	—	1	—	—	—
Other Adjustments	(232)	0.17	(590)	0.45	117	(0.06)
Effective Tax Rate	$(23)	(0.02)%	$37,465	(27.58)%	$15,303	(7.98)%

(1) Primarily California, Florida, Indiana, New Hampshire, Pennsylvania and Wisconsin.
c.     Deferred income tax
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2025	2024
Deferred tax assets:
Unamortized intangible assets (1)	$1,581,633	$1,394,195
Net operating loss carryforwards	$168,429	$127,881
Impact of revenue recognition	$51,540	$68,347
Share based compensation	$23,809	$35,470
Lease liabilities	$9,860	$6,518
Capitalized research and development	$—	$4,036
Research and development	$2,047	$1,613
Other temporary differences	$9,053	$7,823
Total gross deferred tax assets	$1,846,371	$1,645,883
Less: valuation allowance	(1,833,239)	(1,636,833)
Total deferred tax assets	13,132	9,050
Deferred tax liabilities:
Right of use assets	8,874	6,287
Fixed assets	4,052	2,692
Other liabilities	206	71
Total gross deferred tax liabilities	$13,132	$9,050

Net deferred taxes assets (liability)	$—	$—

(1)The Company recorded an increase in the deferred tax asset related to unamortized intangible assets in the amount of $187,438. As of December 31, 2025, the balance of this deferred tax asset was offset by a full valuation allowance.
A valuation allowance is provided when it is more likely than not that the deferred tax assets will not be realized. The Company has established a full valuation allowance to offset the deferred tax assets at December 31, 2025 and 2024 due to the uncertainty of realizing future tax benefits. The net change in the total valuation allowance for the years ended December 31, 2025 and 2024 were 196,694 and 1,261,855, respectively.

NovoCure Limited and subsidiaries
Notes to consolidated financial statements
U.S. dollars in thousands (except share and per share data)
Swiss income taxes and non-Swiss withholding taxes associated with the repatriation of earnings or for other temporary differences related to investments in non-Swiss subsidiaries have not been provided for, as the Company intends to reinvest the earnings of such subsidiaries indefinitely. If these earnings were distributed to Switzerland in the form of dividends or otherwise, or if the shares of the relevant non-Swiss subsidiaries were sold or otherwise transferred, the Company may be subject to additional Swiss income taxes and non-Swiss withholding taxes. As of December 31, 2025, the amount of unrecognized deferred income tax liability related to these earnings is estimated to be approximately $1,300.
d.     Carryforward loss:
In Switzerland, the Company had $1,236,560 of net operating carryforwards (NOLs) available at the Federal level, of which $1,208,800 are also available at the cantonal and communal level. These NOLs expire from 2026 through 2032. Additionally, the Company had $27,377 of non-Swiss NOLs as of December 31, 2025, of which $2,531 carry forward indefinitely,and the remainder expire from 2026 through 2041.
e.     Uncertain tax benefits:
A reconciliation of the beginning and ending balances of uncertain tax benefits is as follows:

	December 31,
	2025	2024	2023
Balance at beginning of the year	$18	$18	$76
Additions (reductions) for taxes positions related to prior years	1	—	(58)
Balance at the end of the year	$19	$18	$18
The Company recognizes interest and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2025, 2024 and 2023, the Company accrued $1, $0 and $2, respectively, for interest and penalties expenses related to uncertain tax positions.
The Company files income tax returns in Switzerland and various foreign jurisdictions. Currently, the Company is under examination by the tax authorities in Israel and Germany and is not under examination by any other tax authority. Additional tax years within the period from 2019 to 2024 remain subject to examination by the various tax authorities.

f.     Supplemental Cash Flow Information:

The following table presents the income taxes paid (net of refunds received) for the years ended December 31, 2025, 2024 and 2023:

	December 31,
	2025	2024	2023
Switzerland :
Federal	$1,087	$—	$—
Cantonal (Zug)	$637	$—	$—
Foreign countries:
United States	$12,809	$16,453	$7,413
Luxembourg	$6,953	$—	$—
Israel	$5,470	$4,945	$4,289
Other foreign countries	$3,717	$2,065	$1,963
Total income taxes paid (net of refunds received)	$30,673	$23,463	$13,665

NovoCure Limited and subsidiaries
Notes to consolidated financial statements
U.S. dollars in thousands (except share and per share data)
Note 15: Share capital
Share capital is composed as follows:

	Issued and outstanding Number of shares December 31,
	2025	2024
Ordinary shares no par value	112,492,667	108,516,819
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
As of December 31, 2025, no ordinary shares were available for grant under the 2015 Plan (see below).
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
As of December 31, 2025, 6,335,168 ordinary shares were available for grant under the 2024 Plan.
Employee Stock Purchase Plan
In September 2015, the Company adopted an ESPP to encourage and enable eligible employees to acquire ownership of the Company’s ordinary shares purchased through accumulated payroll deductions on an after-tax basis. The ESPP is intended to be an "employee stock purchase plan" within the meaning of Section 423 of the Code and the provisions of the ESPP will be construed in a manner consistent with the requirements of such section. The Company began its offerings under the ESPP on August 1, 2016. The Company issued 279,450 ordinary shares for the plan period from January 1, 2025 through December 31, 2025.
The terms of the ESPP provide that on December 31 of each year, the number of shares available for purchase by eligible employees who participate in the ESPP automatically increases by 1% of the Company’s outstanding ordinary shares outstanding, unless the Company determines that such an increase is not necessary. As of December 31, 2025, 6,228,393 ordinary shares are available for offering under the ESPP.

NovoCure Limited and subsidiaries
Notes to consolidated financial statements
U.S. dollars in thousands (except share and per share data)
The following tables sets forth the parameters used in computation of the options and ESPP compensation to employees for the years ended December 31, 2025, 2024 and 2023:

	Year ended December 31,
	2025	2024	2023
Stock Option Plans
Expected term (years)	5.50-5.79	5.50-5.73	5.50-6.00
Expected volatility	75%-77%	71%-73%	63%-70%
Risk-free interest rate	4.01%-4.02%	3.88%-4.43%	3.48%-4.79%
Dividend yield	0.00%	0.00%	0.00%
ESPP
Expected term (years)	0.50	0.50	0.50
Expected volatility	56%-89%	73%-90%	56%-122%
Risk-free interest rate	4.16%-4.20%	5.13%-5.23%	4.76%-5.38%
Dividend yield	0.00%	0.00%	0.00%
A summary of the status of the Company’s options to purchase ordinary shares as of December 31, 2025 and changes during the year ended on that date is presented below:

	Year ended December 31, 2025
	Number of options	Weighted average exercise price	Aggregate intrinsic value
Outstanding at beginning of year	11,315,468	$31.41
Granted	944,888	17.96
Exercised	(429,019)	14.25
Forfeited and cancelled	(1,003,984)	41.99
Outstanding at end of year	10,827,353	$29.93	$3,757
Exercisable options	7,023,057	$34.39	$3,757
A summary of the status of the Company’s RSUs and PSUs as of December 31, 2025 and changes during the year ended on that date is presented below:

	Year ended December 31, 2025
	Number of RSUs/PSUs	Weighted average grant date fair value price	Aggregate intrinsic value
Unvested at beginning of year	12,066,515	$27.19
Granted	5,602,761	18.44
Vested	(3,267,379)	24.82
RSUs withheld for tax liabilities	(11,868)	21.79
Forfeited and cancelled	(1,255,375)	31.23
Unvested at end of year (1)	13,134,654	$23.67	$169,831
(1)    Includes PSUs that have a mix of service, market and other milestone performance vesting conditions which are vested upon achievements of market and performance conditions which are not probable, as of December 31, 2025, in accordance with ASC 718 as follows:

NovoCure Limited and subsidiaries
Notes to consolidated financial statements
U.S. dollars in thousands (except share and per share data)

December 31, 2025
Number of PSUs	Fair value at grant date per PSU	Total fair value at grant date
23,818	$12.53	$298
461,652	16.30	7,525
595,755	18.19	10,837
21,653	19.44	421
901,284	48.16	43,406
49,368	76.97	3,800
2,053,530		$66,287

These PSUs will be expensed over the performance period when the vesting conditions become probable in accordance with ASC 718.
The total equity-based compensation expense related to all of the Company’s equity incentive plans recognized for the years ended December 31, 2025, 2024 and 2023, was comprised as follows:

	Year ended December 31,
	2025	2024	2023
Cost of revenues	$3,627	$6,873	$6,587
Research, development and clinical studies	25,538	32,716	31,827
Sales and marketing	27,121	43,097	35,968
General and administrative	48,546	77,349	41,226
Total share-based compensation expense	$104,832	$160,035	$115,608
As of December 31, 2025, unamortized share-based compensation costs amounted to $73,849 and are expected to be recognized over a weighted average period of approximately 1.45 years.
The weighted average grant date exercise price of the Company’s options granted during the years ended December 31, 2025, 2024 and 2023 were $17.96, $15.91 and $55.65 per share, respectively.
The weighted average grant date fair value of the Company’s options granted during the years ended December 31, 2025, 2024 and 2023 were $12.12, $10.40 and $33.77 per share, respectively.
The weighted average grant date fair value of the Company’s RSU granted during the years ended December 31, 2025, 2024 and 2023 were $18.44, $15.43 and $57.60 per share, respectively.
The weighted average grant date fair values of the Company’s options forfeited and cancelled during the years ended December 31, 2025, 2024 and 2023 were $23.69, $29.01 and $36.54, respectively.
The fair values of the Company’s RSUs and PSUs vested during the years ended December 31, 2025, 2024 and 2023 were $81,096, $66,933 and $83,968, respectively.
The aggregate intrinsic values for the options exercised during the years ended December 31, 2025, 2024 and 2023 were $3,992, $3,041 and $49,679, respectively. The aggregate intrinsic value is calculated as the difference between the per share exercise price and the deemed fair value of the Company’s ordinary shares for each share subject to an option multiplied by the number of shares subject to options at the date of exercise.

NovoCure Limited and subsidiaries
Notes to consolidated financial statements
U.S. dollars in thousands (except share and per share data)
Options outstanding as of December 31, 2025 are as follows:

Exercise price	Number of options outstanding	Weighted average remaining contractual term	Number of options exercisable	Weighted average remaining contractual term
$		(years)		(years)
0.00 - 10.00	278,503	1.12	278,503	1.12
10.01 - 20.00	6,183,256	6.09	2,857,472	3.34
20.01 - 30.00	1,497,482	2.32	1,396,358	1.87
30.01 - 40.00	288,977	4.44	234,531	3.71
40.01 - 60.00	882,345	3.56	882,345	3.56
60.01 - 100.00	1,440,125	5.91	1,117,183	5.62
100.01 - 160.00	247,403	5.24	247,403	5.24
160.01 - 220.00	9,262	5.41	9,262	5.41
	10,827,353	5.14	7,023,057	3.43

Note 16: Financial (expenses) income, net
The following table sets forth the Company’s total financial expenses, net:

	Year ended December 31,
	2025	2024	2023
Financial expenses:
Interest expense	$(13,406)	$(7,714)	$(6)
Amortization of discount, issuance costs and Gain from redemption of Notes	(3,631)	(2,629)	(3,313)
Foreign currency translation losses	(4,322)	(717)	(797)
Bank charges and others	(858)	(603)	(790)
	$(22,217)	$(11,663)	$(4,906)
Financial income:
Amortization of investments premium	$26,893	$28,273	$26,397
Interest income	12,874	22,724	19,639
	$39,767	$50,997	$46,036
Total financial (expenses) income, net	$17,550	$39,334	$41,130

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

NovoCure Limited and subsidiaries
Notes to consolidated financial statements
U.S. dollars in thousands (except share and per share data)
The following table sets forth the computation of the Company’s basic and diluted net loss per ordinary share:

	Year ended December 31,
	2025	2024	2023
Net income (loss) attributable to ordinary shares as reported	$(136,227)	$(168,627)	$(207,043)

Net income (loss) used in computing basic net income (loss) per share	$(136,227)	$(168,627)	$(207,043)
Adjustment needed in calculating diluted net income (loss) per share	—	—	—
Net income (loss) used in computing diluted net income (loss) per share	$(136,227)	$(168,627)	$(207,043)

Weighted average number of ordinary shares used in computing basic and diluted net income (loss) per share	111,471,991	107,834,368	106,391,178
Potentially dilutive shares that were excluded from the computation of basic and diluted net income (loss) per share:
Options	9,297,875	9,558,506	6,950,781
RSUs and PSUs	4,781,731	4,560,415	1,423,377
ESPP	208,854	222,451	161,627
Weighted anti-dilutive shares outstanding which were not included in the diluted calculation	14,288,460	14,341,372	8,535,785

Basic and diluted net income (loss) per ordinary share	$(1.22)	$(1.56)	$(1.95)

Note 18: Supplemental information
The Company operates as one reporting segment. The following table presents long-lived assets by location:

	December 31,
	2025	2024
United States	$65,669	$62,897
Israel	14,059	16,120
Switzerland	48,125	27,014
Others	19,146	13,560
Total long-lived assets	$146,999	$119,591
Restructuring
In November 2023, the Company announced a series of actions to strengthen and optimize its business operations to support near-term growth drivers and long-term value creation. The plan included a reduction in headcount of approximately 200 employees or 13% of the Company's then current workforce. The Company incurred restructuring costs (including severance pay, garden leave payments, etc.) for the years ended December 31, 2025, 2024 and 2023, as follows:

NovoCure Limited and subsidiaries
Notes to consolidated financial statements
U.S. dollars in thousands (except share and per share data)

	Year ended December 31,
	2025	2024	2023
Cost of revenues	$—	$52	$262
Research, development and clinical studies	—	275	2,070
Sales and marketing	—	1,512	2,404
General and administrative	—	164	1,495
Total restructuring cost	$—	$2,003	$6,231

Restructuring costs paid during the period	$—	$5,455	$2,753
These restructuring costs were offset by accrual reversals for the years ended December 31, 2025, 2024 and 2023 in the amount of $0, $369 and $3,041, respectively, which relate to the terminated employees' exits from the Company’s cash incentive plans. These restructuring costs were further offset by forfeited equity-based compensation expense reversals for the years ended December 31, 2025, 2024 and 2023 in the amount of $0, $1,991 and $9,313, respectively, which relate to the terminated employees' exits from the Company’s equity incentive plan.

Note 19: Subsequent Event

Optune Pax Approval
On February 11, 2026, the U.S. Food and Drug Administration approved Optune Pax for for the treatment of adult patients with locally advanced pancreatic cancer concomitant with gemcitabine and nab-paclitaxel. As a result of this approval, the Company expects to expense approximately $43,406 related to the vesting of 901,284 PSUs granted in March 2020 to an executive officer that are not expected to be distributed. See Note 15 above.

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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, it used the criteria established in Internal Control- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such assessment, management has concluded that, as of December 31, 2025, our internal control over financial reporting is effective based on those criteria.
(c) Attestation Report of the Registered Public Accounting Firm
The effectiveness of our internal control over financial reporting as of December 31, 2025, has been audited by Kost Forer Gabbay & Kasierer, a member of EY Global, an independent registered public accounting firm, as stated in their attestation report, which is included herein.
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
During the three-month period ending December 31, 2025, neither we nor any of our executive officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that are intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) promulgated under the Securities Exchange Act of 1934, as amended or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 is incorporated herein by reference to the information contained under the captions "Proposal 1 — Election of Directors,” “Corporate Governance,” “Delinquent Section 16(A) Reports” and “Proposal 2 – Approval and Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive proxy statement related to the 2026 annual meeting of shareholders.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item 11 is incorporated by reference to the information contained under the caption "2025 Director Compensation," "Compensation Discussion and Analysis — Executive Compensation," "Compensation Discussion and Analysis — Long-term Incentives" and "Compensation Committee Report" in our definitive proxy statement related to the 2026 annual meeting of shareholders.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 regarding the ownership of our ordinary shares is incorporated by reference to the information contained under the caption "Information About Stock Ownership — Security Ownership of Certain Beneficial Owners And Management" in our definitive proxy statement related to the 2026 annual meeting of shareholders.
The information required by Item 12 with respect to securities authorized for issuance under our equity compensation plans is provided under the caption "Equity Compensation Plan Information" in Part II, Item 5 hereof.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is incorporated by reference to the information contained under the captions "Proposal 1 – Election of Directors," "Corporate Governance," and "Certain Relationships and Related Party Transactions" in our definitive proxy statement related to the 2026 annual meeting of shareholders.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by Item 14 is incorporated by reference to the information contained under the caption "Proposal 2 – Approval and Ratification of Appointment of Independent Registered Public Accounting Firm" in our definitive proxy statement related to the 2026 annual meeting of shareholders.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) DOCUMENTS FILED AS PART OF THIS REPORT
The following is a list of our consolidated financial statements and our subsidiaries and supplementary data included in this Annual Report on Form 10-K under Item 8 of Part II hereof:

1. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2025, 2024 and 2023.

Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023.

Consolidated Statement of Comprehensive Loss for the years ended December 31, 2025, 2024 and 2023.

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2025, 2024 and 2023

Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023.

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
EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Memorandum of Association	S-1/A	9/21/15	3.3
3.2	Amended and Restated Articles of Association	8-K	6/10/22	3.1
4.1	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	2/23/23	4.1
4.2	Eleventh Amended and Restated Investors Rights Agreement, dated June 1, 2015	DRS	6/24/15	4.2
4.3	Tenth Amended and Restated Registration Rights Agreement, dated June 1, 2015	DRS	6/24/15	4.3
4.4	Indenture, dated November 5, 2020, between NovoCure Limited. and U.S. Bank National Association	8-K	11/5/20	4.1

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
4.5	Form of 0% Convertible Senior Note due 2025 (included in Exhibit 4.4)	8-K	11/5/20	4.2
10.1	Credit Agreement dated November 6, 2020 among NovoCure Limited, the subsidiary borrowers party thereto, the lenders party thereto and J.P. Morgan Chase Bank, N.A., as administrative agent	8-K	11/9/20	10.1
10.2	Loan Agreement dated April 29. 2024 among Novocure Luxembourg S.a.r.l., the subsidiary guarantors party thereto, BPCR Limited Partnership and BioPharma Credit Investments V (Master) LP, and BioPharma Credit PLC, as collateral agent.**	10-Q	5/2/24	10.1
10.3	License and Collaboration Agreement, dated as of September 10, 2018, between NovoCure Limited and Zai Lab (Shanghai) Co., Ltd.	10-Q	10/25/18	10.2
10.4	Settlement Agreement with the Technion, dated February 10, 2015	DRS/A	8/11/15	10.13
10.5	2003 Share Option Plan#	DRS	6/24/15	10.3
10.6	2013 Share Option Plan#	DRS	6/24/15	10.4
10.7	2015 Omnibus Incentive Plan#	S-1/A	9/21/15	10.5
10.8	2024 Omnibus Incentive Plan#	8-K	6/10/24	10.1
10.9	2024 Omnibus Incentive Plan - Swiss Sub Plan#	10-K	2/27/25	10.9
10.10	Employee Share Purchase Plan#	S-1/A	9/21/15	10.15
10.11	Form of Non-Qualified Stock Option Agreement pursuant to the 2015 Omnibus Incentive Plan (U.S. individuals)#	S-1/A	9/21/15	10.17
10.12	Form of Incentive Stock Option Agreement pursuant to the 2015 Omnibus Incentive Plan (U.S. individuals)#	S-1/A	9/21/15	10.18
10.13	2015 Omnibus Incentive Plan, including 2015 Omnibus Incentive Plan Sub-Plan for Grantees Subject to Israeli Taxation and 2015 Omnibus Incentive Plan Sub-Plan for Switzerland#	8-K	12/22/15	10.1
10.14	Form of Incentive Stock Option Agreement pursuant to the 2015 Omnibus Incentive Plan for use in connection with the 2015 Omnibus Incentive Plan Sub-Plan for Grantees Subject to Israeli Taxation (non-102(b) grants)#	8-K	12/22/15	10.2
10.15	Form of Incentive Stock Option Agreement pursuant to the 2015 Omnibus Incentive Plan for use in connection with the 2015 Omnibus Incentive Plan Sub-Plan for Grantees Subject to Israeli Taxation (102(b) grants)#	8-K	12/22/15	10.3
10.16	Form of Stock Option Award Agreement based on the 2015 Omnibus Incentive Plan for use in connection with the 2015 Omnibus Incentive Plan Sub-Plan for Switzerland#	8-K	12/22/15	10.4
10.17	Form of Incentive Stock Option Agreement pursuant to the 2015 Omnibus Incentive Plan for use in Japan#	8-K	12/22/15	10.5
10.18	Form of Stock Option Award Agreement based on the 2015 Omnibus Incentive Plan for use in Germany#	10-K	3/1/16	10.25
10.19	Form of Incentive Stock Option Agreement pursuant to the 2015 Omnibus Incentive Plan#	8-K	5/12/17	10.1
10.20	Form of Non-Qualified Stock Option Agreement pursuant to the 2015 Omnibus Incentive Plan#	8-K	5/12/17	10.2

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.21	Form of Incentive Stock Option Agreement pursuant to the NovoCure Limited 2015 Omnibus Incentive Plan – Form of Performance Option Agreement for Israel#	8-K	4/4/18	10.1
10.22	Form of Indemnification Agreement	8-K	3/22/16	10.1
10.23	Employment Agreement, dated as of May 11, 2016, by and between Novocure USA LLC and William F. Doyle#	8-K	5/13/16	10.1
10.24	Amendment #1 to Employment Agreement between Novocure USA LLC and William F. Doyle dated February 24, 2021#	10-K	2/25/21	10.23
10.25	Israeli SubPlan to the NovoCure Limited Employee Share Purchase Plan#	8-K	6/30/16	10.1
10.26	Non-Employee Director Compensation Program				X
10.27	Employment Agreement, dated as of October 10, 2016, by and between NovoCure (Israel) Ltd. and Asaf Danziger#	8-K	10/14/16	10.1
10.28	Employment Agreement, dated as of January 1, 2025, by and between NovoCure (Israel) Ltd. and Asaf Danziger#	8-K/A	12/17/24	10.2
10.29	Amended and Restated Employment Agreement dated as of September 1, 2020 by and between Novocure USA LLC and Wilhelmus Groenhuysen#	8-K	8/13/20	10.1
10.30	Employment Agreement effective as of October 1, 2024 by and between Novocure USA LLC and Wilhelmus Groenhuysen#	8-K	9/3/24	10.1
10.31	Employment Agreement, dated as of September 1, 2020, by and between NovoCure USA LLC and Ashley Cordova#	8-K	8/13/20	10.2
10.32	Employment Agreement, dated as of January 1, 2025, by and between Novocure GmbH and Ashley Cordova#	8-K/A	12/17/24	10.1
10.33	Employment Agreement, dated as of January 1, 2025, by and between Novocure GmbH and Christoph Brackmann#	8-K	10/30/24	10.1
10.34	Employment Agreement, dated as of July 25, 2018, between Novocure USA LLC and Pritesh Shah#	10-Q	10/25/18	10.1
10.35	Form of Restricted Share Unit Award Notice pursuant to the 2015 Omnibus Incentive Plan – Form of Agreement for USA#	10-K	2/23/17	10.28
10.36	Form of Restricted Share Unit Award Notice pursuant to the 2015 Omnibus Incentive Plan – Form of Agreement for Israel#	10-K	2/23/17	10.29
10.37	Form of Restricted Share Unit Award Notice pursuant to the 2015 Omnibus Incentive Plan – Form of Agreement for Switzerland#	10-K	2/23/17	10.3
10.38	Form of Restricted Share Unit Award Notice pursuant to the 2015 Omnibus Incentive Plan – Form of Agreement for Japan#	10-K	2/23/17	10.31
10.39	Form of Restricted Share Unit Award Notice pursuant to the 2015 Omnibus Incentive Plan – Form of Agreement for Germany#	8-K	4/4/18	10.2
10.40	Form of Performance-Based Share Unit Award for Executive Chairman and Chief Executive Officer#	8-K	3/6/20	10.1
10.41	Form of Performance-Based Share Unit Award for Certain Executive Officers#	8-K	3/6/20	10.2

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.42	First Addendum dated June 9, 2020 to License and Collaboration Agreement, dated as of September 10, 2018, between NovoCure Limited and Zai Lab (Shanghai) Co., Ltd.**	10-K	2/25/21	10.4
10.43	Purchase and Sale Agreement dated December 1, 2021 by and between 64 Vaughan Mall, LLC and Novocure Inc.	10-K	2/24/22	10.41
10.44	Construction Agreement dated December 30, 2021 by and between Hanover Development Corporation and Novocure Inc.**	10-K	2/24/22	10.42
10.45	Amendment No. 1 dated as of December 6, 2021 to Credit Agreement dated as of November 6, 2020	10-K	2/24/22	10.43
10.46	Employment Agreement, dated as of January 3, 2024, between Novocure USA LLC and Frank Leonard#	8-K	1/4/24	10.1
10.47	Employment Agreement, dated as of January 3, 2024, between Novocure USA LLC and Pritesh Shah#	8-K	1/4/24	10.2
10.48	Employment Agreement dated as of April 1, 2022 between Novocure (Israel) Ltd. and Barak Ben-Arye#	10-K	2/27/25	10.48
10.49	Forms of Share Option Agreement under 2024 Omnibus Incentive Plan#	10-K	2/27/25	10.49
10.50	Forms of Restricted Share Unit Award Notice under 2024 Omnibus Incentive Plan#	10-K	2/27/25	10.50
10.51	Forms of Performance-Based Restricted Share Unit Award under 2024 Omnibus Incentive Plan#	10-K	2/27/25	10.51
10.52	Separation and Release Agreement dated November 24, 2025, between Novocure GmbH and Ashley Cordova#	8-K	12/1/25	10.1
19	NovoCure Limited Policy Statement on Securities Trades by Company Officers, Directors and Employees	10-K	2/22/24	19
21	Subsidiaries				X
23.1	Consent of Independent Registered Public Accounting Firm				X
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X
32.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X
32.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X
97	Novocure Limited Amended and Restated Policy on Recoupment of Incentive Compensation Effective as of October 2, 2023	10-K	2/22/24	97
101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

*	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of NovoCure Limited under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.
†	Confidential treatment has been granted for certain information set forth in this exhibit. Such information has been omitted and filed separately with the Securities and Exchange Commission.
#	Compensation plans and arrangements for executive officers and others.
**	Portions of the referenced exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K
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
Date: February 26, 2026

NovoCure Limited

By:	/s/ Frank Leonard
Frank Leonard
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	Signature	Title

February 26, 2026	/s/ Frank Leonard	Chief Executive Officer (Principal Executive Officer)
Frank Leonard

February 26, 2026	/s/ Christoph Brackmann	Chief Financial Officer (Principal Financial and Accounting Officer)
Christoph Brackmann

February 26, 2026	/s/ William F. Doyle	Executive Chairman and Director
William F. Doyle

February 26, 2026	/s/ Asaf Danziger	Director
Asaf Danziger

February 26, 2026	/s/ Jeryl L. Hilleman	Director
Jeryl L. Hilleman

February 26, 2026	/s/ David T. Hung	Director
David T. Hung

February 26, 2026	/s/ Kinyip Gabriel Leung	Director
Kinyip Gabriel Leung

February 26, 2026	/s/ Martin J. Madden	Director
Martin J. Madden

February 26, 2026	/s/ Allyson Ocean	Director
Allyson Ocean

February 26, 2026	/s/ Timothy J. Scannell	Director
Timothy J. Scannell

February 26, 2026	/s/ Kristin Stafford	Director
Kristin Stafford

February 26, 2026	/s/ William A. Vernon	Director
William A. Vernon