Form 10-Q
period 2026-03-31
NovoCure Ltd
filed 2026-04-30
CIK 1645113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of Outstanding as of April 24, 2026
Ordinary shares, no par value	115,820,940 Shares

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
i

•our prospects, financial condition and results of operations.
These forward-looking statements involve a number of risks and uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Factors which may cause such differences to occur include those risks and uncertainties set forth under Part I, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed on February 26, 2026, as well as other risks and uncertainties set forth from time to time in the reports we file with the Securities and Exchange Commission (the "SEC"). We do not intend to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.
TRADEMARKS
This Quarterly Report on Form 10-Q includes trademarks of NovoCure Limited and other persons. All trademarks or trade names referred to herein are the property of their respective owners.
ii

Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION
Item 1.  Financial Statements

NOVOCURE LIMITED AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands (except share data)
	March 31, 2026	December 31, 2025
	Unaudited	Audited
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$87,527	$93,548
Short-term investments	344,477	354,126
Restricted cash	9,797	9,842
Trade receivables, net	93,274	89,435
Receivables and prepaid expenses	53,130	58,669
Inventories	43,458	41,111
Total current assets	631,663	646,731
LONG-TERM ASSETS:
Property and equipment, net	76,279	77,606
Field equipment, net	23,309	22,066
Right-of-use assets	45,475	47,327
Other long-term assets	11,200	10,596
Total long-term assets	156,263	157,595
TOTAL ASSETS	$787,926	$804,326

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOVOCURE LIMITED AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands (except share data)
	March 31, 2026	December 31, 2025
	Unaudited	Audited
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Trade payables	127,239	122,231
Other payables, lease liabilities and accrued expenses	90,339	100,997
Total current liabilities	217,578	223,228
LONG-TERM LIABILITIES:
Senior secured credit facility, net	195,461	195,047
Long-term leases	39,479	41,647
Employee benefit liabilities	4,691	3,938
Total long-term liabilities	239,631	240,632

TOTAL LIABILITIES	457,209	463,860
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Share capital -
Ordinary shares no par value, Unlimited shares authorized; issued and outstanding: 115,820,940 shares and 112,492,667 shares at March 31, 2026 (unaudited) and December 31, 2025, respectively	—	—
Additional paid-in capital	1,697,107	1,634,264
Accumulated other comprehensive income (loss)	(4,895)	(3,441)
Retained earnings (accumulated deficit)	(1,361,495)	(1,290,357)
TOTAL SHAREHOLDERS' EQUITY	330,717	340,466
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$787,926	$804,326
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOVOCURE LIMITED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
U.S. dollars in thousands (except share and per share data)
	Three months ended March 31,		Year ended December 31,
	2026	2025	2025
	Unaudited		Audited
Net revenues	$174,055	$154,994	$655,353
Cost of revenues	38,929	38,521	166,879
Gross profit	135,126	116,473	488,474

Operating costs and expenses:
Research, development and clinical studies	58,336	53,777	224,544
Sales and marketing	58,357	55,792	240,064
General and administrative	85,853	44,769	177,666
Total operating costs and expenses	202,546	154,338	642,274

Operating income (loss)	(67,420)	(37,865)	(153,800)
Financial income (expenses), net	(1,838)	7,570	17,550

Income (loss) before income tax	(69,258)	(30,295)	(136,250)
Income tax	1,880	4,024	(23)
Net income (loss)	$(71,138)	$(34,319)	$(136,227)

Basic and diluted net income (loss) per ordinary share	$(0.62)	$(0.31)	$(1.22)
Weighted average number of ordinary shares used in computing basic and diluted net income (loss) per share	114,149,838	110,281,832	111,471,991
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
U.S. dollars in thousands
	Three months ended March 31,		Year ended December 31,
	2026	2025	2025
	Unaudited		Audited
Net income (loss)	$(71,138)	$(34,319)	$(136,227)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustments	(393)	358	289
Pension benefit plan	(1,061)	941	1,770
Total comprehensive income (loss)	$(72,592)	$(33,020)	$(134,168)

NOVOCURE LIMITED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
U.S. dollars in thousands (except share data)
	Ordinary shares	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings (accumulated deficit)	Total shareholders' equity

Balance as of December 31, 2025 (audited)	112,492,667	$1,634,264	$(3,441)	$(1,290,357)	$340,466

Share-based compensation to employees	—	63,009	—	—	63,009
Exercise of options and vested RSUs	3,328,273	390	—	—	390
Tax payment related to net share settlement on equity awards		(556)			(556)
Other comprehensive income (loss), net of tax benefit of $0	—	—	(1,454)	—	(1,454)
Net income (loss)	—	—	—	(71,138)	(71,138)
Balance as of March 31, 2026 (Unaudited)	115,820,940	$1,697,107	$(4,895)	$(1,361,495)	$330,717

	Ordinary shares	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings (accumulated deficit)	Total shareholders' equity

Balance as of December 31, 2024 (audited)	108,516,819	$1,519,809	$(5,500)	$(1,154,130)	$360,179

Share-based compensation to employees	—	29,552	—	—	29,552
Exercise of options and vested RSUs	2,965,781	5,247	—	—	5,247
Other comprehensive income (loss), net of tax benefit of $0	—	—	1,299	—	1,299
Net income (loss)	—	—	—	(34,319)	(34,319)
Balance as of March 31, 2025 (Unaudited)	111,482,600	$1,554,608	$(4,201)	$(1,188,449)	$361,958

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOVOCURE LIMITED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands
	Three months ended March 31,		Year ended December 31,
	2026	2025	2025
	Unaudited		Audited
Cash flows from operating activities:
Net income (loss)	$(71,138)	$(34,319)	$(136,227)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,124	3,325	14,650
Accrued Interest	(219)	(2,271)	4,949
Asset write-downs and impairment of field equipment	712	2,261	4,851
Share-based compensation	63,009	29,552	104,832
Foreign currency remeasurement loss (gain)	477	(49)	1,251
Decrease (increase) in accounts receivables and prepaid expenses	828	(8,606)	(38,938)
Amortization of discount (premium)	(2,617)	(6,654)	(23,262)
Decrease (increase) in inventories	(2,778)	(3,941)	(5,668)
Decrease (increase) in other long-term assets	2,042	2,578	10,847
Increase (decrease) in accounts payables and accrued expenses	(5,120)	(16,420)	18,958
Increase (decrease) in other long-term liabilities	(2,837)	(1,121)	(5,274)
Net cash provided by (used in) operating activities	(13,517)	(35,665)	(49,031)
Cash flows from investing activities:
Purchase of property, equipment and field equipment	(5,152)	(10,611)	(26,648)
Proceeds from maturity of short-term investments	110,000	120,000	1,285,000
Purchase of short-term investments	(97,101)	(115,861)	(821,076)
Net cash provided by (used in) investing activities	7,747	(6,472)	437,276
Cash flows from financing activities:
Proceeds from issuance of shares, net	—	—	3,656
Proceeds from senior secured credit facility, net	—	—	99,979
Repayment and redemption of long-term debt	—	—	(560,945)
Tax payments related to net settlements on equity awards	(556)	—	(146)
Exercise of options	390	5,247	6,113
Net cash provided by (used in) financing activities	(166)	5,247	(451,343)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(130)	227	394

Increase (decrease) in cash, cash equivalents and restricted cash	(6,066)	(36,663)	(62,704)
Cash, cash equivalents and restricted cash at the beginning of the period	103,390	166,094	166,094

Cash, cash equivalents and restricted cash at the end of the period	$97,324	$129,431	$103,390

Supplemental cash flow activities:
Cash paid during the period for:
Income taxes paid (refunded), net	$(3,877)	$4,971	$30,673
Interest paid	$4,961	$2,645	$13,406

NOVOCURE LIMITED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$87,527	$127,279	$93,548
Restricted cash	9,797	2,152	9,842
Total cash, cash equivalents and restricted cash	$97,324	$129,431	$103,390
Non-cash activities:
Right-of-use assets obtained (disposed) in exchange for lease liabilities	$998	$23,492	$29,369
Purchase of property incurred but unpaid at period end	$792	$253	$886
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
Financial statement preparation. The accompanying unaudited consolidated financial statements include the accounts of the Company and intercompany accounts and transactions have been eliminated. In the opinion of the Company’s management, the unaudited consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation for the periods presented. The preparation of these unaudited consolidated financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in these unaudited consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. These unaudited consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the "2025 10-K") filed with the Securities and Exchange Commission on February 26, 2026.
The significant accounting policies applied in the audited annual consolidated financial statements of the Company as disclosed in the 2025 10-K are applied consistently in these unaudited interim consolidated financial statements except for the adoption of ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): "Measurement of Credit Losses for Accounts Receivable and Contract Assets”, see below.
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
Recently adopted accounting pronouncements
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This amendment introduces a practical expedient for the application of the current expected credit loss (“CECL”) model to current accounts receivable and contract assets. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company adopted ASU 2025-05 on January 1, 2026, on a prospective basis, and elected the practical expedient provided by ASU 2025-05. Under this expedient, the Company assumes that economic conditions as of the balance sheet date remain unchanged for the remaining life of all current accounts receivable and current contract assets arising from transactions under ASC 606. The Company continues to estimate expected credit losses for non-current receivables and contract assets in accordance with ASC 326. The adoption of ASU 2025-05 did not have any material impact on the consolidated financial statements.
In September 2025, the FASB issued ASU 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40) - Targeted Improvements to the Accounting for Internal-Use Software. The ASU was updated to consider different methods of software development and requires internal use software costs to be capitalized when management has authorized and committed to funding the software project and when significant uncertainty associated with the development of the software has been resolved. The amendments in this ASU are required to be adopted for annual and interim reporting periods beginning after December 15, 2027 (the year ending December 31, 2028, for the Company), with early adoption permitted, and may be applied either through a prospective, retrospective or a modified transition approach. The Company is currently evaluating the effect of adopting the ASU on its consolidated financial statements.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies interim disclosure requirements and the applicability of Topic 270. This update will be effective beginning after December 15, 2027. The Company is currently evaluating the impact that adoption of ASU 2025-11 will have on its consolidated financial statements.
NOTE 2: CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
Cash equivalents include items almost as liquid as cash, with maturity periods of three months or less when purchased, and short-term investments include items with maturity dates between three months and one year when purchased. As of March 31, 2026 and December 31, 2025, the Company’s cash and cash equivalents and short-term investments were composed of:

	March 31, 2026
	Unaudited
	Fair value level	Adjusted cost basis	Unrealized gains	Unrealized losses	Fair market value	Recorded basis	Cash and cash equivalents	Short-term investments
Cash		$15,290	$—	$—	$15,290	$15,290	$15,290	$—
Money market funds	Level 1	72,237	—	—	72,237	72,237	72,237	—
Certificate of deposits and term deposits	Level 2	25,390	—	—	25,390	25,390	—	25,390
HTM securities (1)
U.S. Treasury bills	Level 1	$58,953	$15	$(48)	58,920	58,953	$—	$58,953
Corporate debt securities	Level 2	$260,134	$12	$(467)	259,679	260,134	$—	$260,134
		$319,087	$27	$(515)	$318,599	$319,087	$—	$319,087

Total		$432,004	$27	$(515)	$431,516	$432,004	$87,527	$344,477

	December 31, 2025
	Audited
	Fair value level	Adjusted cost basis	Unrealized gains	Unrealized losses	Fair market value	Recorded basis	Cash and cash equivalents	Short-term investments
Cash		$7,402	$—	$—	$7,402	$7,402	$7,402	$—
Money market funds	Level 1	66,213	—	—	66,213	66,213	66,213	—
Certificate of deposits and term deposits	Level 2	25,186	—	—	25,186	25,186	10,013	15,173
HTM securities (1)
U.S. Treasury bills	Level 1	$54,096	$48	$—	54,144	54,096	$—	$54,096
Corporate debt securities	Level 2	$294,777	$82	$(205)	294,654	294,777	$9,920	$284,857
		$348,873	$130	$(205)	$348,798	$348,873	$9,920	$338,953

Total		$447,674	$130	$(205)	$447,599	$447,674	$93,548	$354,126
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
As of March 31, 2026 and December 31, 2025, all investments mature in one year or less.
Unrealized losses from debt securities are primarily attributable to changes in interest rates. The Company does not believe any remaining unrealized losses represent impairments based on the evaluation of available evidence.

NOTE 3: INVENTORIES
Inventories are stated at the lower of cost or net realizable value. The weighted average methodology is applied to determine cost. As of March 31, 2026 and December 31, 2025, the Company’s inventories were composed of:

	March 31, 2026	December 31, 2025
	Unaudited	Audited
Raw materials	$4,007	$4,533
Work in progress	7,690	7,500
Finished products	31,761	29,078
Total	$43,458	$41,111

NOTE 4: COMMITMENTS AND CONTINGENT LIABILITIES
Operating Leases. The facilities of the Company are leased under various operating lease agreements for periods, including options for extensions, ending no later than 2044. The Company also leases motor vehicles under various operating leases, which expire on various dates, the latest of which is in 2030.
Pledged deposits and bank guarantees. As of March 31, 2026 and December 31, 2025, the Company pledged bank deposits of $5,791 and $5,114, respectively, to cover bank guarantees in respect of its leases of operating facilities and obtained bank guarantees for the fulfillment of the Company’s lease and other contractual commitments of $6,233 and $5,554, respectively.
NOTE 5: LONG-TERM DEBT, NET
a.Senior secured credit facility, net
On May 1, 2024 Novocure Luxembourg S.a.r.l. ("Borrower"), a wholly-owned subsidiary of the Company, entered into a five-year senior secured credit facility of up to $400,000 (the "Facility") with BPCR Limited Partnership and BioPharma Credit Investments V (Master) LP (collectively, the "Lenders"), BioPharma Credit PLC, as collateral agent for the Lenders, and the guarantors party to such agreement (the "Loan Agreement"). The Facility could be drawn in up to four drawings. The Loan Agreement provides for an initial term loan in the principal amount of $100,000 (the "Tranche A Loan"), which was funded to the Borrower on May 1, 2024 (the "Tranche A Funding Date"). Under the Loan Agreement, the Borrower was required to draw $100,000 on the Facility on or before September 30, 2025 (the "Tranche B Loan"), which was drawn down on that date. Not later than December 31, 2025, the Borrower had the option to draw an additional $100,000 of the Facility (the "Tranche C Loan"). In addition, not later than March 31, 2026, the Borrower had the option to draw an additional $100,000 of the Facility (the "Tranche D Loan"). As of March 31, 2026, the Company has borrowed the Tranche A Loan and the Tranche B Loan in the aggregate principal amount of $200,000. The Company did not did not give notice of its intent to borrow the Tranche C Loan. As a result, the Company no longer has the ability to borrow the Tranche C or Tranche D Loans. The obligations under the Loan Agreement are guaranteed by certain of the Company's subsidiaries and secured by a first lien on the Borrower's and certain of the Company's other subsidiaries’ assets. Outstanding term loans under the Loan Agreement will bear interest at an annual rate equal to 6.25% plus the three-months SOFR (subject to a 3.25% floor), payable quarterly in arrears and calculated on the basis of actual days elapsed in a 360-day year. The Borrower paid 2.5% of additional consideration on each principal draw, with payment for the Tranche A Loan and the Tranche B Loan paid on the Tranche A Funding Date. Principal under the Facility will be repaid in eight equal quarterly repayments commencing with the third quarter of 2027 and continuing each quarter thereafter, with the final payment of outstanding principal due on the fifth anniversary of the Tranche A Funding Date. Voluntary prepayment of all, but not less than all, of the term loans outstanding is permitted at any time, subject to make-whole and prepayment premiums as set forth in the Loan Agreement. Prepayment of all term loans outstanding, subject to make-whole and prepayment premiums, is due and payable upon a change-in-control as defined in the Loan Agreement. Make-whole and prepayment premiums are due and payable for the Tranche B Loans for any voluntary prepayment of the term loans outstanding, upon a change-in-control (as defined in the Loan Agreement), and upon any acceleration of the maturity date, in each case regardless of whether the Tranche B Loan is drawn.

	March 31, 2026	December 31, 2025
	Unaudited	Audited
Liability component, net:
Principal amount	$200,000	$200,000
Unamortized issuance costs	(4,539)	(4,953)
Net carrying amount of liability component (1)	$195,461	$195,047
(1) An effective interest rate determines the fair value of the Notes, therefore they are categorized as Level 3 in accordance with ASC 820. The estimated fair value of the net carrying amount of liability component of the Notes as of March 31, 2026 and December 31, 2025 were $209,613 and $215,538, respectively.
The net carrying amount of the liability is represented by the principal amount of the Notes, less total issuance costs plus any amortization of issuance costs. The total issuance costs upon issuance of the Notes were $6,177 and are amortized to interest expense using the effective interest rate method over the contractual term of the Notes. For purposes of calculating the net carrying amount, the annual effective interest rate is assumed to be 11.6% over the remaining contractual term of the Notes.
Finance expense related to the Facility was as follows:

	Three months ended March 31,		Year ended December 31, 2025
	2026	2025
	Unaudited		Audited
Interest	4,956	2,640	13,374
Amortization of debt issuance costs	414	150	846
Total finance expense recognized	$5,370	$2,790	$14,220

NOTE 6: REVENUE RECOGNITION
a.     Net revenues
The Company’s net revenues by geographic region, based on the patient’s location are summarized as follows:

	Three months ended March 31,		Year ended December 31,
	2026	2025	2025
United States	$95,956	$93,154	$385,632
International markets:
Germany	24,504	18,718	79,407
France	22,878	17,859	76,189
Japan	10,243	8,709	37,786
Other international markets	15,679	11,937	56,898
International markets - Total	73,304	57,223	250,280

Greater China (1)	4,795	4,617	19,441

Total net revenues	$174,055	$154,994	$655,353
(1) For additional information, see Notes 12 and 13 to the Consolidated Financial Statements in the 2025 10-K.

The Company's net revenues by performance period are as follows:

	Three months ended March 31,		Year ended December 31,
	2026	2025	2025
Net revenues recognized in the reporting period from performance obligations satisfied in:
Reporting period	$164,435	$144,418	$632,358
Previous periods	9,620	10,576	22,995
Total net revenues	$174,055	$154,994	$655,353
b.     Contract balances
The following table provides information about trade receivables, unbilled receivables and contract liabilities from contracts with customers:

	March 31, 2026	December 31, 2025
	Unaudited	Audited
Trade receivables	$85,028	$81,648
Unbilled receivables	$8,246	$7,787
Deferred revenues (short-term contract liabilities)	$(15,912)	$(15,948)
During the three months ended March 31, 2026 and 2025 and the year ended December 31, 2025 the Company recognized $15,948, $14,225 and $14,225, respectively, which were included in the deferred revenues (short-term contract liability) balance at January 1, 2026 and 2025.

NOTE 7: SHARE OPTION PLANS AND ESPP
In April 2024, the Company adopted the 2024 Omnibus Incentive Plan (the "2024 Plan"), which replaced the 2015 Omnibus Incentive Plan (the "2015 Plan"), effective June 5, 2024 (the "Effective Date") following approval from the Company's shareholders. Under the 2024 Plan, the Company can issue various types of equity compensation awards such as share options, restricted shares, performance shares, restricted share units (“RSUs”), performance-based share units (“PSUs”), long-term cash awards and other share-based awards. The total number of shares of the Company’s ordinary shares that may be granted under the 2024 Plan consists of (i) 8,566,982 ordinary shares plus (ii) the number of undelivered shares subject to outstanding awards under the 2015 Plan that become available for future awards under the 2024 Plan as provided for in the 2024 Plan.
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
As of March 31, 2026, 2,879,680 ordinary shares were available for grant under the 2024 Plan.
A summary of the status of the Company’s option plans as of March 31, 2026 and changes during the period then ended is presented below:

	Three months ended March 31, 2026
	Unaudited
	Number of options	Weighted average exercise price
Outstanding at beginning of year	10,827,353	$29.93
Granted	856,937	13.30
Exercised	(34,547)	11.30
Forfeited and canceled	(561,212)	22.45
Outstanding as of March 31, 2026	11,088,531	$29.08

Exercisable options	7,527,349	$34.11
A summary of the status of the Company’s RSUs and PSUs as of March 31, 2026 and changes during the period then ended is presented below.

	Three months ended March 31, 2026
	Unaudited
	Number of RSU/PSUs	Weighted average grant date fair value
Unvested at beginning of year	13,134,654	$23.67
Granted	4,860,073	13.37
Vested	(3,293,726)	23.02
RSUs withheld for tax liabilities	(40,950)	31.25
Forfeited and cancelled	(2,032,184)	47.43
Unvested as of March 31, 2026 (1)	12,627,867	16.13

(1) Includes PSUs that have a mix of service, market and other milestone performance vesting conditions which are vested upon achievements of performance milestones that are not probable as of March 31, 2026, in accordance with ASC 718 "Compensation - Stock Compensation" as follows:

March 31, 2026
Number of PSUs	Fair value at grant date per PSU	Total fair value at grant date
894,375	$13.48	$12,056
49,079	14.99	736
373,003	16.30	6,080
595,755	18.19	10,837
1,912,212		$29,709
These PSUs will be expensed over the performance period when the vesting conditions become probable in accordance with ASC 718.
In February 2025, the Company adopted the 2025 Novocure Employee Share Purchase Plan ("ESPP"), effective June 4, 2025 (the "ESPP Effective Date"), following approval from the Company's shareholders. The ESPP replaced the Company's expiring prior employee share purchase plan, which was adopted in 2015 (the "Prior ESPP"). The purpose of the ESPP is to encourage and enable eligible employees to acquire ownership of the Company’s ordinary shares purchased through accumulated payroll deductions on an after-tax basis. The total number of shares of the Company’s ordinary shares that may be issued under the ESPP is 6,366,651 shares. In the United States, the ESPP is intended to be an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code and the provisions of the ESPP are construed in a manner consistent with the requirements of such section. As of March 31, 2026, 6,228,393 ordinary shares were available to be purchased by eligible employees under the ESPP.
The fair value of share-based awards was estimated using the Black-Scholes model for all equity grants. For market condition awards, the Company also applied the Monte-Carlo simulation model. The Company assessed fair value using the following underlying assumptions:

	Three months ended March 31,		Year ended December 31, 2025
	2026	2025
	Unaudited		Audited
Stock Option Plans
Expected term (years)	5.84	5.78	5.50-5.79
Expected volatility	77%	75%	75%-77%
Risk-free interest rate	3.68%	4.01%	4.01%-4.02%
Dividend yield	0.00%	0.00%	0.00%
ESPP
Expected term (years)	0.50	0.50	0.50
Expected volatility	62%	89%	56%-89%
Risk-free interest rate	3.52%	4.16%	4.16%-4.20%
Dividend yield	0.00%	0.00%	0.00%
The total non-cash share-based compensation expense related to all of the Company’s equity-based awards recognized for the three months ended March 31, 2026 and 2025, and the year ended December 31, 2025 was:

	Three months ended March 31,		Year ended December 31, 2025
	2026	2025
	Unaudited		Audited
Cost of revenues	$599	$1,102	$3,627
Research, development and clinical studies	4,026	6,201	25,538
Sales and marketing	4,297	8,517	27,121
General and administrative (1)	54,087	13,732	48,546
Total share-based compensation expense	$63,009	$29,552	$104,832
(1) On February 11, 2026, the U.S. Food and Drug Administration approved Optune Pax for the treatment of adult patients with locally advanced pancreatic cancer concomitant with gemcitabine and nab-paclitaxel. As a result of this approval,we expensed approximately $43,406 related to the vesting of 901,284 PSUs granted in March 2020 to an executive officer that were not distributed and were forfeited and cancelled (see RSU/PSU summary table above).

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
The following table sets forth the computation of the Company’s basic and diluted net income (loss) per ordinary share:

	Three months ended March 31,		Year ended December 31, 2025
	2026	2025
	Unaudited		Audited
Net income (loss) attributable to ordinary shares as reported used in computing basic and diluted net income (loss) per share	$(71,138)	$(34,319)	$(136,227)

Weighted average number of ordinary shares used in computing diluted net income (loss) per share	114,149,838	110,281,832	111,471,991

Potentially anti-dilutive shares that were excluded from the computation of basic net income (loss) per share:
Options	8,673,393	5,736,344	9,297,875
RSUs and PSUs	5,208,096	5,474,032	4,781,731
ESPP	105,815	72,059	208,854
Weighted anti-dilutive shares outstanding which were not included in the diluted calculation	13,987,304	11,282,435	14,288,460

Basic and diluted net income (loss) per ordinary share	$(0.62)	$(0.31)	$(1.22)

NOTE 9: SUPPLEMENTAL INFORMATION
The Company operates in a single reportable segment.
The following table presents long-lived assets by location:

	March 31, 2026	December 31, 2025
	Unaudited	Audited
United States	$66,344	$65,669
Switzerland	46,554	48,125
Israel	13,366	14,059
Others	18,799	19,146
Total long lived assets	$145,063	$146,999

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist you in better understanding and evaluating our financial condition and results of operations. We encourage you to read this MD&A in conjunction with our unaudited consolidated financial statements and the notes thereto for the period ended March 31, 2026 included in Part I, Item 1 of this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Please refer to the information under the heading “Cautionary Note Regarding Forward-Looking Statements” elsewhere in this report. References to the words “we,” “our,” “us,” and the “Company” in this report refer to NovoCure Limited, including its consolidated subsidiaries.
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
The critical accounting policies requiring estimates, assumptions and judgments that we believe have the most significant impact on our consolidated financial statements can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the "2025 10-K"). For additional information, see Note 1 to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report. There were no other material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our 2025 10-K.
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
Optune Lua is approved by the FDA under the PMA pathway for the treatment of adult patients with metastatic NSCLC concurrent with PD-1/PD-L1 inhibitors or docetaxel following progression on or after a platinum-based regimen. We also have a CE certificate to market Optune Lua concurrent with PD-1/PD-L1 inhibitors or docetaxel following progression on or after a platinum-based regimen for the treatment of metastatic NSCLC in the EU. In addition, we received regulatory approval in Japan for the use of Optune Lua for the treatment of adult patients with unresectable advanced/recurrent NSCLC concurrent with PD-1/PD-L1 inhibitors following progression on or after a platinum-based regimen.
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
Optune Pax is approved by the FDA under the PMA pathway for the treatment of adult patients with locally advanced pancreatic cancer concurrent with gemcitabine and nab-paclitaxel. We have submitted regulatory applications required to market Optune Pax in the EU and Japan.

We market our Products in multiple countries around the globe with the majority of our revenues coming from the use of Optune Gio in the U.S., Germany, France and Japan. We are actively evaluating opportunities to expand access to Optune Gio, Optune Lua and Optune Pax in additional international markets.
We have established coverage policies with both public and private payers for the use of Optune Gio in our active markets. In March, we announced the approval of a national reimbursement coverage policy in Japan for the use of Optune Lua for the treatment of NSCLC. We are actively pursuing coverage policies with payers to expand access to Optune Lua and Optune Pax and in the meantime we will bill and seek reimbursement from payers on an individual case basis, as applicable.
In September 2025, we presented final data from the Phase 3 METIS clinical trial evaluating the use of TTFields therapy and best supportive care for the treatment of adult patients (n=298) with 1-10 brain metastases from NSCLC following stereotactic radiosurgery ("METIS") at the 2025 American Society for Radiation Oncology Annual Meeting. The METIS trial met its primary endpoint, demonstrating a statistically significant improvement in time to intracranial progression for patients treated with TTFields therapy and supportive care compared to patients treated with supportive care alone. In December 2025, we submitted the final module of our PMA application with the FDA seeking approval for the use of TTFields therapy for the treatment of brain metastases from NSCLC under the brand name Optune Mya®.
In March, we announced topline results from the Phase 2 PANOVA-4 clinical trial ("PANOVA-4") evaluating the use of TTFields therapy together with atezolizumab, gemcitabine and nab-paclitaxel (collectively, "systemic therapies") for the treatment of metastatic pancreatic cancer. PANOVA-4 met its pre-specified primary endpoint, achieving a statistically significant improvement in disease control rate (DCR) compared to the DCR reported in the Phase 3 MPACT study used as the historical control. Patients in PANOVA-4 achieved a DCR of 74% compared 48% in patients receiving gemcitabine and nab-paclitaxel alone (N=431) in the MPACT trial (difference = 26.4%, 1-sided p-value < 0.001). Secondary endpoint analyses for overall survival (OS) and objective response rate (ORR) were also completed, with PANOVA-4 patients exhibiting a median OS of 9.7 months and ORR of 34.6% (95% CI, 24.2% - 46.2%). Median duration of treatment with TTFields therapy was 25.6 weeks and six cycles of systemic therapies. TTFields therapy was well-tolerated and device related safety was consistent with prior clinical studies.
We believe the physical mechanisms of action behind TTFields therapy may be broadly applicable to solid tumor cancers. We have several ongoing clinical trials which further explore the use of TTFields therapy in these solid tumor cancers, including the Phase 3 TRIDENT and KEYNOTE D58 trials in GBM and the Phase 3 LUNAR-2 trial in NSCLC. We anticipate expanding our clinical pipeline over time to study the safety and efficacy of TTFields therapy for our existing and additional solid tumor indications and for use together with other cancer treatment modalities.
The table below presents the current status of the ongoing clinical trials in our pipeline and anticipated timing of data.
We are exploring options to modify our LUNAR-2 trial design with the goals of compressing the timeline to completion and significantly reducing costs. We anticipate engaging with regulators regarding potential protocol revisions in the coming months.
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
In 2018, we granted Zai Lab (Shanghai) Co., Ltd. ("Zai") a license to commercialize our Products in China, Hong Kong, Macau and Taiwan ("Greater China") under a License and Collaboration Agreement (the "Zai Agreement"). The Zai Agreement also establishes a development partnership intended to accelerate the development of TTFields therapy in multiple solid tumor cancer indications. For additional information, see Note 13 to the Annual Consolidated Financial Statements.
We view our operations and manage our business in one operating segment. For the three months ended March 31, 2026, our net revenues were $174.1 million. Our net loss for the three months ended March 31, 2026 was $71.1 million. As of March 31, 2026, we had an accumulated deficit of $1,361.5 million.
Impact of Current Events
Conflict in Israel
Since October 2023, the State of Israel has been in a state of war. As of the date of this filing, we believe that there is no immediate risk to our business facilities or operations. Our supply chain teams have increased stock levels to mitigate distribution and service risks from our suppliers in Israel, some of whom are single-source suppliers. Pursuant to our policy to seek and maintain second-source suppliers wherever possible, we are in the process of obtaining second-source suppliers outside of Israel when feasible; however we can provide no assurance that we will secure or maintain such suppliers on a timely basis. Where second-sources suppliers are not reasonably available, we maintain increased inventories to reduce risk. We do not believe the current escalation of hostilities with Iran will have an incremental impact.
Recent Changes to U.S. Tariff Rates
Throughout 2025 and 2026, the U.S. has increased or threatened to increase tariff rates on imported goods from numerous countries. The manufacturing of our Products and associated accessories is fully outsourced to third parties across multiple countries. In recent years, in anticipation of active patient growth and new indication launches, we began onboarding additional suppliers and/or supply nodes to increase the resilience of our network. As an example, we are in the final steps of adding production capacity in Mexico and Ireland. This also helps us provide optionality around supply routes to optimize our cost structure, including the emerging tariff landscape. Our current analysis of the global tariff environment leads us to believe there should not be a material impact to gross margins in the short-term and we are actively working to mitigate any potential impacts in the medium to long-term. We are also actively pursuing refunds of tariffs we paid under the International Emergency Economic Powers Act ("IEEPA") following the February 2026 U.S. Supreme Court ruling that IEEPA does not authorize tariffs. We believe that we are entitled to recovery of amounts paid; however we cannot be assured that we will be able to collect the full amount or when any recoveries will occur.
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
We also recognize revenues pursuant to the Zai Agreement. For additional information regarding the Zai Agreement, see Note 13 to the annual Consolidated Financial Statements in our 2025 10-K.
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

Results of Operations
The following discussion provides an analysis of our results of operations and reasons for material changes therein for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. The tables contained in this section report U.S. dollars in thousands (except share, patient, and prescription data). The following table sets forth our consolidated statements of operations data:

	Three months ended March 31,
	2026	2025
	Unaudited
Net revenues	$174,055	$154,994
Cost of revenues	38,929	38,521
Gross profit	135,126	116,473

Operating costs and expenses:
Research, development and clinical studies	58,336	53,777
Sales and marketing	58,357	55,792
General and administrative	85,853	44,769
Total operating costs and expenses	202,546	154,338

Operating income (loss)	(67,420)	(37,865)
Financial income (expenses), net	(1,838)	7,570

Income (loss) before income taxes	(69,258)	(30,295)
Income taxes	1,880	4,024
Net income (loss)	$(71,138)	$(34,319)

Basic and diluted net income (loss) per ordinary share	$(0.62)	$(0.31)
Weighted average number of ordinary shares used in computing basic and diluted net income (loss) per share	114,149,838	110,281,832
As a result of FDA approval of Optune Pax during the quarter, we incurred a non-cash general and administrative expense of approximately $43,406 related to 901,284 PSUs granted in March 2020 to an executive officer that were expensed for U.S. GAAP purposes, but not actually converted to Ordinary Shares and distributed to the executive officer. These PSUs are now cancelled.

The following table details the share-based compensation expense included in costs and expenses:

	Three months ended March 31,
	2026	2025
	Unaudited
Cost of revenues	$599	$1,102
Research, development and clinical studies	4,026	6,201
Sales and marketing	4,297	8,517
General and administrative	54,087	13,732
Total share-based compensation expense	$63,009	$29,552

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
The following table includes certain commercial operating statistics for and as of the end of the periods presented.

	March 31,
	2026				2025
	Optune Gio	Optune Lua	Optune Pax	Total	Optune Gio	Optune Lua	Optune Pax	Total
Active patients at period end
United States	2,250	106	83	2,439	2,157	74	—	2,231
International markets:
Germany	641	47	—	688	573	21	—	594
France	503	2	—	505	463	—	—	463
Japan	535	6	—	541	445	—	—	445
Other international	614	4	—	618	524	11	—	535
International markets - Total	2,293	59	—	2,352	2,005	32	—	2,037

	4,543	165	83	4,791	4,162	106	—	4,268

Prescriptions are an indicator of new indication adoption during the first year of product launch. As such, we are no longer reporting new prescriptions received in indications which have been commercially available for more than one year (GBM, NSCLC, MPM). Prescriptions received for the treatment of pancreatic cancer will be provided for a one-year period following launch.

Three months ended March 31,
2026
Optune Pax
Prescriptions received in period (1)
United States	168
International markets:
Germany	1
France	—
Japan	—
Other international	—
International markets - Total	1

169
(1)    A "prescription received" is a commercial order for Optune Pax that is received from a physician certified to treat patients with our Products for a patient not previously on Optune Pax. Orders to renew or extend treatment are not included in this total.
Three months ended March 31, 2026 compared to three months ended March 31, 2025

	Three months ended March 31,
	2026	2025	% Change
Net revenues	$174,055	$154,994	12%
Net revenues. Net revenues increased 12% to $174.1 million for the three months ending March 31, 2026 from $155.0 million for the same period in 2025. For the three months ended March 31, 2026 the net revenue increase primarily resulted from $16.3 million in growth from international markets, driven by a $5.8 million increase in Germany from active patient growth and reimbursement improvements, a $5.0 million increase from continued growth in France, and a $3.7 million increase in other international markets due to active patient growth and the Optune Gio launch in Spain. In the quarter, there were $3.5 million in one-time revenue benefits included in the aforementioned international market increase consisting of $2.5 million from Germany related to approval rate increases and aged collections and $1.0 million in France related to performance improvements. The overall increase includes $5.6 million of exchange rate benefits. In addition, net revenue in the United States grew by $2.8 million due to active patient growth in both Optune Gio and Optune Lua. Recognized revenue from Optune Lua in the quarter was $3.0 million versus $1.5 million in the same period last year.

	Three months ended March 31,
	2026	2025	% Change
Cost of revenues	$38,929	$38,521	1%
Cost of revenues. For the three months ended March 31, 2026, the increase in cost of revenues was primarily due to 12% growth in active patients mostly offset by $4.2 million lower costs of arrays mainly resulting from improved array utilization and lower supplier prices.
Excluding sales to Zai, cost of revenues per active patient per month was $2,530 for the three months ended March 31, 2026, a decrease of 9% from $2,794 for the same period in 2025, primarily due to the lower cost of arrays. Cost of revenues per active patient is calculated by dividing the cost of revenues for the quarter less equipment sales to Zai for the quarter by the average of the active patients at the end of the prior quarter and the ending active patients in the current quarter. This quarterly figure is then divided by three to estimate the monthly cost of revenues per active patient. Sales to Zai are deducted because they are sold at cost and in anticipation of future royalties from Zai, and Zai patient counts are not included in our active patient population. Cost of products sold to Zai totaled $3.2 million for the three months ended March 31, 2026 compared to $3.3 million for the three months ended March 31, 2025.
Gross margin was 78% for the three months ended March 31, 2026 compared to 75% for the three months ended March 31, 2025. The improvement in gross margin is primarily due to 12% active patient growth while limiting the increase in cost of revenues to only 1%. We expect that our gross margins will continue to be impacted by our launches in NSCLC and pancreatic cancer, as well as by the changing tariff landscape. We continue to focus on opportunities to increase efficiencies and scale within our supply chain. This includes evaluating new materials, manufacturers, and processes that could lead to lower costs.
Operating Expenses.

	Three months ended March 31,
	2026	2025	% Change
Research, development and clinical studies	$58,336	$53,777	8%
Sales and marketing	58,357	55,792	5%
General and administrative	85,853	44,769	92%
Total operating expenses	$202,546	$154,338	31%
Research, development and clinical study expenses. Research, development and clinical study expenses increased 8% to $58.3 million for the three months ended March 31, 2026 from $53.8 million for the same period in 2025. For the three months ended March 31, 2026, the change was primarily due to a $2.0 million increase in engineering costs mostly related to payroll increases, a $1.3 million increase in direct clinical expenses mostly related to the ramp up of our KEYNOTE D58 trial partially offset by the completion of other clinical trials, and a $0.8 million increase in regulatory affairs expenses. The increase was partially offset by a $2.2 million decrease in share based compensation expenses. Total research and development expenses can fluctuate quarter-to-quarter dependent upon the amount of clinical research organization services delivered, clinical materials procured and the number of trials actively underway within a given quarter.
Sales and marketing expenses. Sales and marketing expenses increased 5% to $58.4 million for the three months ended March 31, 2026 from $55.8 million for the same period in 2025. For the three months ended March 31, 2026, the change was mainly driven by $5.4 million in sale and marketing efforts related to the Optune Pax launch in the United States and Optune Lua launch in Japan, partially offset by $4.2 million in lower share-based compensation expenses.
General and administrative expenses. General and administrative expenses increased 92% to $85.9 million for the three-month period ended March 31, 2026 from $44.8 million for the same period in 2025. For the three months ended March 31, 2026, these changes were primarily due to $40.4 million higher share-based compensation expenses, resulting primarily from approximately $43.4 million related to PSUs granted in March 2020 to an executive officer that were expensed according to U.S. GAAP as a result of the FDA approval of Optune Pax, but not distributed. Additionally, excluding share based compensation expenses, there was a $0.7 million increase in general and administrative expenses resulting from a $3.0 million increase in personnel expenses to support multiple launches partly offset by a one-time expense of $2.3 million recognized in the same period last year for the retirement of a production line.

	Three months ended March 31,
	2026	2025	% Change
Financial income (expenses), net	$(1,838)	$7,570	(124)%
Financial income (expenses), net. Financial income decreased by $ 9.4 million or 124% from $7.6 million in income for the three months ended March 31, 2025 to an expense of $1.8 million for the same period in 2026, primarily due to a $7.1 million decrease in interest income on our investments driven by the repayment upon maturity in November 2025 of our 0% coupon convertible notes, $2.3 million of higher interest expenses related to our senior secured credit facility driven by our borrowing of Tranche B in September 2025 and $0.5 million of higher foreign currency exchange expenses, offset by $0.5 million of lower amortization expenses on our senior secured credit facility.

	Three months ended March 31,
	2026	2025	% Change
Income taxes	$1,880	$4,024	(53)%
Income taxes. Income taxes decreased 53% to $1.9 million for the three months ended March 31, 2026 from $4.0 million for the same period in 2025. The change is driven primarily by a $1.2 million reduction due to intercompany interest income in Switzerland and Luxembourg and a $1.6 million increase in tax benefits from share-based compensation deductions in the period.
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

	Three months ended March 31,
	2026	2025	% Change
Net income (loss)	$(71,138)	$(34,319)	107%
Add: Income tax	1,880	4,024	(53)%
Add: Financial expenses (income), net	1,838	(7,570)	(124)%
Add: Depreciation and amortization	4,124	3,325	24%
EBITDA	$(63,296)	$(34,540)	83%
Add: Share-based compensation	63,009	29,552	113%
Adjusted EBITDA	$(287)	$(4,988)	(94)%
Adjusted EBITDA increased to a loss of $0.3 million for the three months ended March 31, 2026 from a loss of $5.0 million for the same period in 2025. For three months ended March 31, 2026, the change in adjusted EBITDA was primarily driven by revenue growth partially offset by increasing costs for new indications. The revenue increase drove a $18.7 million increase in gross profit. The gross profit increase was partially offset by increased operating expenses, primarily due to our launches in pancreatic cancer and NSCLC. We intend to take actions that prioritize growth and maintain financial health and flexibility as we position our company for future profitability.

Liquidity and Capital Resources
We have incurred significant losses and cumulative negative cash flows from operations since our founding in 2000. As of March 31, 2026, we had an accumulated deficit of $1,361.5 million. To date, we have primarily financed our operations through the exercise of options, issuance and sale of equity and the proceeds from long-term loans.
At March 31, 2026, we had $432.0 million in cash, cash equivalents and short-term investments, a decrease of $15.7 million compared to $447.7 million at December 31, 2025, primarily attributable to net cash used in operations. We believe our cash, cash equivalents and short-term investments as of March 31, 2026 are sufficient for our operations for at least the next 12 months based on our existing business plan and our ability to control the timing of significant expense commitments. We expect that our operating expenses will continue to increase over the next several years and may outpace our gross profit as we prepare to expand into additional indications beyond CNS and Lung. As a result, we may need to raise additional capital to fund our operations.

The following summary of our cash flows for the periods indicated has been derived from our unaudited consolidated financial statements, which are included elsewhere in this Quarterly Report:

	Three months ended March 31,
	2026	2025	Change	% Change
Net cash provided by (used in) operating activities	$(13,517)	$(35,665)	$22,148	(62)%
Net cash provided by (used in) investing activities	7,747	(6,472)	14,219	(220)%
Net cash provided by (used in) financing activities	(166)	5,247	(5,413)	(103)%
Effect of exchange rate changes on cash and cash equivalents	(130)	227	(357)	(157)%
Net increase (decrease) in cash, cash equivalents and restricted cash	$(6,066)	$(36,663)	$30,597	(83)%
Operating activities. Net cash used in or provided by operating activities represents our net income (loss) for the periods presented. Adjustments to net income (loss) for non-cash items include share-based compensation and depreciation, amortization and asset write-downs. Operating cash flows are also impacted by changes in working capital as a result of collections from trade receivables and payments of accounts payables and by changes in other long term assets and liabilities.
Net cash used in operating activities decreased by $22.1 million from $35.7 million net cash used in operating activities for the three months ended March 31, 2025 to $13.5 million net cash used in operating activities for the three months ended March 31, 2026. This was primarily the result of an $11.3 million increase in accounts payable and accrued expenses, and a decrease of $9.4 million in accounts receivable and prepaid expenses.
Investing activities. Our investing activities consist primarily of investments in and redemptions of our short-term investments as well as investments in property and equipment.
Net cash provided by investing activities was $7.7 million for the three months ended March 31, 2026, compared to $6.5 million used in investing activities for the three months ended March 31, 2025. The $7.7 million net cash provided by investing activities for the three months ended March 31, 2026 was primarily attributable to $12.9 million of net proceeds of short term investments offset by the purchase of $5.2 million of property and equipment. The $6.5 million net cash used in investing activities for the three months ended March 31, 2025 was primarily attributable to $4.1 million of net proceeds of short-term investments offset by the purchase of $10.6 million of property and equipment.
Financing activities. Net cash used in financing activities was $0.2 million for the three months ended March 31, 2026, as compared to $5.2 million provided by financing activities for the three months ended March 31, 2025. The $0.2 million net cash used in financing activities for the three months ended March 31, 2026 was primarily attributable to $0.6 million of tax payments related to net settlements on equity awards offset by exercise of options. The $5.2 million provided by financing activities for the three months ended March 31, 2025 was attributable to the the exercise of options under the Company's share option plan.
Senior Secured Term Loan Credit Facility
On May 1, 2024 Novocure Luxembourg S.a.r.l. ("Borrower"), our wholly-owned subsidiary, entered into a five-year senior secured credit facility of up to $400.0 million (the "Facility") with BPCR Limited Partnership and BioPharma Credit Investments V (Master) LP (collectively, the "Lenders"), BioPharma Credit PLC, as collateral agent for the Lenders, and the guarantors party to such agreement (the "Loan Agreement"). The Facility could be drawn in up to four drawings. The Loan Agreement provides for an initial term loan in the principal amount of $100.0 million (the "Tranche A Loan"), which was funded to the Borrower on May 1, 2024 (the "Tranche A Funding Date"). Under the Loan Agreement, the Borrower was required to draw $100.0 million on the Facility on or before September 30, 2025 (the "Tranche B Loan"). Not later than December 31, 2025, the Borrower had the option to give notice of its intent to draw an additional $100.0 million of the Facility (the "Tranche C Loan"). In addition, not later than March 31, 2026, the Borrower had the option to to draw an additional $100.0 million of the Facility (the "Tranche D Loan"). As of March 31, 2026, we have borrowed the Tranche A Loan and the Tranche B Loan in the aggregate principal amount of $200.0 million. We did not give notice of our intent to borrow the Tranche C Loan. As a result, we no longer have the ability to borrow the Tranche C or Tranche D Loans.
The obligations under the Loan Agreement are guaranteed by certain of our subsidiaries and secured by a first lien on the Borrower's and certain of our other subsidiaries’ assets. Outstanding term loans under the Loan Agreement will bear interest at an annual rate equal to 6.25% plus the three-months SOFR (subject to a 3.25% floor), payable quarterly in arrears and calculated on the basis of actual days elapsed in a 360-day year. The Borrower paid 2.5% of additional consideration on each principal draw, with payment for the Tranche A Loan and the Tranche B Loan paid on the Tranche A Funding Date. Principal under the Facility will be repaid in eight equal quarterly repayments commencing with the third quarter of 2027 and continuing each quarter thereafter, with the final payment of outstanding principal due on the fifth anniversary of the Tranche A Funding Date. Voluntary prepayment of all, but not less than all, of the term loans outstanding is permitted at any time, subject to make-whole and prepayment premiums as set forth in the Loan Agreement. Prepayment of all term loans outstanding, subject to make-whole and prepayment premiums, is due and payable upon a change-in-control as defined in the Loan Agreement. Make-whole and prepayment premiums are due and payable for the Tranche B Loans for any voluntary prepayment of the term loans outstanding, upon a change-in-control (as defined in the Loan Agreement), and upon any acceleration of the maturity date, in each case regardless of whether the Tranche B Loan is drawn.
Contractual Obligations and Commitments
There have been no material changes from the information disclosed in our 2025 10-K.
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements as defined under U.S. Securities and Exchange Commission (“SEC”) rules.
Item 3.  Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes from the information disclosed in our 2025 10-K.
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.  Risk Factors
There have been no material changes to our risk factors disclosed in Part I, Item 1A “Risk Factors” in the 2025 10-K.
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
The following table describes contracts, instructions or written plans for the purchase or sale of our securities that are intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) promulgated under the Securities Exchange Act of 1934, as amended (each a "Rule 10b5-1 Plan") adopted by our executive officers and directors during the three month period ending March 31, 2026:

Name and Title	Title	Date of Adoption	Duration of Rule 10b5-1 Plan	Aggregate Number of Securities to be Purchased Pursuant to the Rule 10b5-1 Plan	Aggregate Number of Securities to be Sold Pursuant to the Rule 10b5-1 Plan
Asaf Danziger	Director	March 4, 2026	6/3/2026-12/31/2028	202,758	610,942

During the three-month period ending March 31, 2026, none of our other executive officers or directors terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 6.  Exhibits
EXHIBIT INDEX

Exhibit Number		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Date	Number
10.1	Letter Agreement by and between Novocure GmbH and Uri Weinberg dated as of April 7, 2026#	8-K	April 9, 2026	10.1
10.2	Termination Agreement by and between Novocure GmbH and Nicolas Leupin dated February 23, 2026#				X
10.3	Employment Agreement between Frank Leonard and Novocure GmbH effective as of January 1, 2026#	8-K/A	April 24, 2026	10.1
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X
32.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X
32.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X
101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Extension Presentation Linkbase Document				X
104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101)				X
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

NovoCure Limited

Date: April 30, 2026	/s/ Christoph Brackmann
Christoph Brackmann Chief Financial Officer (principal financial and accounting officer and duly authorized officer)