Form 10-Q
period 2026-06-30
NovoCure Ltd
filed 2026-07-23
CIK 1645113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 17, 2026
Ordinary shares, no par value	116,445,840 Shares

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
ii

Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION
Item 1.  Financial Statements

NOVOCURE LIMITED AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands (except share data)
	June 30, 2026	December 31, 2025
	Unaudited	Audited
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$93,701	$93,548
Short-term investments	346,858	354,126
Restricted cash	9,917	9,842
Trade receivables, net	99,131	89,435
Receivables and prepaid expenses	46,690	58,669
Inventories	42,224	41,111
Total current assets	638,521	646,731
LONG-TERM ASSETS:
Property and equipment, net	75,369	77,606
Field equipment, net	26,582	22,066
Right-of-use assets	43,789	47,327
Other long-term assets	10,930	10,596
Total long-term assets	156,670	157,595
TOTAL ASSETS	$795,191	$804,326

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOVOCURE LIMITED AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands (except share data)
	June 30, 2026	December 31, 2025
	Unaudited	Audited
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Trade payables	130,729	122,231
Other payables, lease liabilities and accrued expenses	89,981	100,997
Total current liabilities	220,710	223,228
LONG-TERM LIABILITIES:
Senior secured credit facility, net	195,891	195,047
Long-term leases	37,529	41,647
Employee benefit liabilities	2,969	3,938
Total long-term liabilities	236,389	240,632

TOTAL LIABILITIES	457,099	463,860
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Share capital -
Ordinary shares no par value, Unlimited shares authorized; issued and outstanding: 116,442,465 shares and 112,492,667 shares at June 30, 2026 (unaudited) and December 31, 2025, respectively	—	—
Additional paid-in capital	1,718,667	1,634,264
Accumulated other comprehensive income (loss)	(3,422)	(3,441)
Retained earnings (accumulated deficit)	(1,377,153)	(1,290,357)
TOTAL SHAREHOLDERS' EQUITY	338,092	340,466
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$795,191	$804,326
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOVOCURE LIMITED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
U.S. dollars in thousands (except share and per share data)
	Three months ended June 30,		Six months ended June 30,		Year ended December 31,
	2026	2025	2026	2025	2025
	Unaudited		Unaudited		Audited
Net revenues	$183,584	$158,805	$357,639	$313,799	$655,353
Cost of revenues	41,106	41,472	80,035	79,993	166,879
Gross profit	142,478	117,333	277,604	233,806	488,474

Operating costs and expenses:
Research, development and clinical studies	51,448	55,833	109,784	109,610	224,544
Sales and marketing	61,684	57,066	120,041	112,858	240,064
General and administrative	39,908	43,955	125,761	88,724	177,666
Total operating costs and expenses	153,040	156,854	355,586	311,192	642,274

Operating income (loss)	(10,562)	(39,521)	(77,982)	(77,386)	(153,800)
Financial income (expenses), net	(1,890)	4,542	(3,728)	12,112	17,550

Income (loss) before income tax	(12,452)	(34,979)	(81,710)	(65,274)	(136,250)
Income tax	3,206	5,160	5,086	9,184	(23)
Net income (loss)	$(15,658)	$(40,139)	$(86,796)	$(74,458)	$(136,227)

Basic and diluted net income (loss) per ordinary share	$(0.13)	$(0.36)	$(0.75)	$(0.67)	$(1.22)
Weighted average number of ordinary shares used in computing basic and diluted net income (loss) per share	116,012,397	111,572,191	115,106,850	110,930,576	111,471,991
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
U.S. dollars in thousands
	Three months ended June 30,		Six months ended June 30,		Year ended December 31,
	2026	2025	2026	2025	2025
	Unaudited		Unaudited		Audited
Net income (loss)	$(15,658)	$(40,139)	$(86,796)	$(74,458)	$(136,227)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustments	(133)	(39)	(526)	319	289
Pension benefit plan	1,606	(869)	545	72	1,770
Total comprehensive income (loss)	$(14,185)	$(41,047)	$(86,777)	$(74,067)	$(134,168)

NOVOCURE LIMITED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
U.S. dollars in thousands (except share data)
	Ordinary shares	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings (accumulated deficit)	Total shareholders' equity

Balance as of December 31, 2025 (audited)	112,492,667	$1,634,264	$(3,441)	$(1,290,357)	$340,466

Share-based compensation to employees	—	63,009	—	—	63,009
Exercise of options and vested RSUs	3,328,273	390	—	—	390
Tax payment related to net share settlement on equity awards		(556)			(556)
Other comprehensive income (loss), net of tax benefit of $0	—	—	(1,454)	—	(1,454)
Net income (loss)	—	—	—	(71,138)	(71,138)
Balance as of March 31, 2026 (Unaudited)	115,820,940	$1,697,107	$(4,895)	$(1,361,495)	$330,717

Share-based compensation to employees	—	17,012	—	—	17,012
Proceeds from issuance of shares	187,717	2,093	—	—	2,093
Exercise of options and vested RSUs	433,808	2,455		—	2,455
Other comprehensive income (loss), net of tax benefit of $0	—	—	1,473	—	1,473
Net income (loss)	—	—	—	(15,658)	(15,658)
Balance as of June 30, 2026 (Unaudited)	116,442,465	$1,718,667	$(3,422)	$(1,377,153)	$338,092

	Ordinary shares	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings (accumulated deficit)	Total shareholders' equity

Balance as of December 31, 2024 (audited)	108,516,819	$1,519,809	$(5,500)	$(1,154,130)	$360,179

Share-based compensation to employees	—	29,552	—	—	29,552
Exercise of options and vested RSUs	2,965,781	5,247	—	—	5,247
Other comprehensive income (loss), net of tax benefit of $0	—	—	1,299	—	1,299
Net income (loss)	—	—	—	(34,319)	(34,319)
Balance as of March 31, 2025 (Unaudited)	111,482,600	$1,554,608	$(4,201)	$(1,188,449)	$361,958

Share-based compensation to employees	—	26,143	—	—	26,143
Proceeds from issuance of shares	141,192	2,136	—	—	2,136
Exercise of options and vested RSUs	174,898	251	—	—	251
Other comprehensive income (loss), net of tax benefit of $0	—	—	(908)	—	(908)
Net income (loss)	—	—	—	(40,139)	(40,139)
Balance as of June 30, 2025 (Unaudited)	111,798,690	$1,583,138	$(5,109)	$(1,228,588)	$349,441

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOVOCURE LIMITED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands
	Three months ended June 30,		Six months ended June 30,		Year ended December 31,
	2026	2025	2026	2025	2025
	Unaudited		Unaudited		Audited
Cash flows from operating activities:
Net income (loss)	$(15,658)	$(40,139)	$(86,796)	$(74,458)	$(136,227)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,307	3,444	8,431	6,769	14,650
Accrued Interest	104	5,918	(115)	3,647	4,949
Asset write-downs and impairment of field equipment	738	424	1,450	2,685	4,851
Share-based compensation	17,012	26,143	80,021	55,695	104,832
Foreign currency remeasurement loss (gain)	17	1,371	494	1,322	1,251
Decrease (increase) in accounts receivables and prepaid expenses	424	(10,447)	1,252	(19,053)	(38,938)
Amortization of discount (premium)	(2,593)	(6,460)	(5,210)	(13,114)	(23,262)
Decrease (increase) in inventories	866	(629)	(1,912)	(4,570)	(5,668)
Decrease (increase) in other long-term assets	2,907	1,412	4,949	3,990	10,847
Increase (decrease) in accounts payables and accrued expenses	2,797	2,107	(2,323)	(14,313)	18,958
Increase (decrease) in other long-term liabilities	(2,789)	920	(5,626)	(201)	(5,274)
Net cash provided by (used in) operating activities	$8,132	$(15,936)	(5,385)	(51,601)	(49,031)
Cash flows from investing activities:
Purchase of property, equipment and field equipment	$(6,916)	$(5,486)	(12,068)	(16,097)	(26,648)
Proceeds from maturity of short-term investments	95,000	420,000	205,000	540,000	1,285,000
Purchase of short-term investments	(94,462)	(378,528)	(191,563)	(494,389)	(821,076)
Net cash provided by (used in) investing activities	$(6,378)	$35,986	1,369	29,514	437,276
Cash flows from financing activities:
Proceeds from issuance of shares, net	$2,093	$2,136	2,093	2,136	3,656
Proceeds from senior secured credit facility, net	—	—	—	—	99,979
Repayment and redemption of long-term debt	—	—	—	—	(560,945)
Tax payments related to net settlements on equity awards	—	—	(556)	—	(146)
Exercise of options	2,455	251	2,845	5,498	6,113
Net cash provided by (used in) financing activities	$4,548	$2,387	4,382	7,634	(451,343)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	$(8)	$265	(138)	492	394

NOVOCURE LIMITED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands
Increase (decrease) in cash, cash equivalents and restricted cash	6,294	22,702	228	(13,961)	(62,704)
Cash, cash equivalents and restricted cash at the beginning of the period	97,324	129,431	103,390	166,094	166,094

Cash, cash equivalents and restricted cash at the end of the period	$103,618	$152,133	$103,618	$152,133	$103,390

Supplemental cash flow activities:
Cash paid during the period for:
Income taxes paid (refunded), net	$2,868	$13,838	$(1,009)	$18,809	$30,673
Interest paid	$5,033	$2,674	$9,994	$5,319	$13,406

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$93,701	$149,624	$93,701	$149,624	$93,548
Restricted cash	9,917	2,509	9,917	2,509	9,842
Total cash, cash equivalents and restricted cash	$103,618	$152,133	$103,618	$152,133	$103,390
Non-cash activities:
Right-of-use assets obtained (disposed) in exchange for lease liabilities	$1,021	$1,618	$2,019	$25,110	$29,369
Purchase of property incurred but unpaid at period end	$1,265	$404	$1,265	$404	$886
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOVOCURE LIMITED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share data)
NOTE 1: ORGANIZATION AND BASIS OF PRESENTATION
Organization. NovoCure Limited (including its consolidated subsidiaries, the "Company") was incorporated in the Bailiwick of Jersey and is principally engaged in the development, manufacture and commercialization of Tumor Treating Fields ("TTFields") devices, including Optune Gio, Optune Pax and Optune Lua (collectively, our "Products"), for the treatment of solid tumor cancers. The Company markets Optune Gio, Optune Pax and Optune Lua in multiple countries around the globe with the majority of revenues coming from the use of Optune Gio in the U.S., Germany, France and Japan. The Company also has a License and Collaboration Agreement (the "Zai Agreement") with Zai Lab (Shanghai) Co., Ltd. ("Zai") to market Optune in China, Hong Kong, Macau and Taiwan ("Greater China").
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

Recently announced accounting pronouncements
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.
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
NOTE 2: CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
Cash equivalents include items almost as liquid as cash, with maturity periods of three months or less when purchased, and short-term investments include items with maturity dates between three months and one year when purchased. As of June 30, 2026 and December 31, 2025, the Company’s cash and cash equivalents and short-term investments were composed of:

	June 30, 2026
	Unaudited
	Fair value level	Adjusted cost basis	Unrealized gains	Unrealized losses	Fair market value	Recorded basis	Cash and cash equivalents	Short-term investments
Cash		$8,097	$—	$—	$8,097	$8,097	$8,097	$—
Money market funds	Level 1	85,604	—	—	85,604	85,604	85,604	—
Certificate of deposits and term deposits	Level 2	40,287	—	—	40,287	40,287	—	40,287
HTM securities (1)
U.S. Treasury bills	Level 1	$58,931	$1	$(59)	58,873	58,931	$—	$58,931
Corporate debt securities	Level 2	$247,640	$29	$(580)	247,089	247,640	$—	$247,640
		$306,571	$30	$(639)	$305,962	$306,571	$—	$306,571

Total		$440,559	$30	$(639)	$439,950	$440,559	$93,701	$346,858

	December 31, 2025
	Audited
	Fair value level	Adjusted cost basis	Unrealized gains	Unrealized losses	Fair market value	Recorded basis	Cash and cash equivalents	Short-term investments
Cash		$7,402	$—	$—	$7,402	$7,402	$7,402	$—
Money market funds	Level 1	66,213	—	—	66,213	66,213	66,213	—
Certificate of deposits and term deposits	Level 2	25,186	—	—	25,186	25,186	10,013	15,173
HTM securities (1)
U.S. Treasury bills	Level 1	$54,096	$48	$—	54,144	54,096	$—	$54,096
Corporate debt securities	Level 2	$294,777	$82	$(205)	294,654	294,777	$9,920	$284,857
		$348,873	$130	$(205)	$348,798	$348,873	$9,920	$338,953

Total		$447,674	$130	$(205)	$447,599	$447,674	$93,548	$354,126
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
As of June 30, 2026 and December 31, 2025, all investments mature in one year or less.
Unrealized losses from debt securities are primarily attributable to changes in interest rates. The Company does not believe any remaining unrealized losses represent credit losses based on the evaluation of available evidence.

NOTE 3: INVENTORIES
Inventories are stated at the lower of cost or net realizable value. The weighted average methodology is applied to determine cost. As of June 30, 2026 and December 31, 2025, the Company’s inventories were composed of:

	June 30, 2026	December 31, 2025
	Unaudited	Audited
Raw materials	$3,051	$4,533
Work in progress	8,032	7,500
Finished products	31,141	29,078
Total	$42,224	$41,111

NOTE 4: COMMITMENTS AND CONTINGENT LIABILITIES
Operating Leases. The facilities of the Company are leased under various operating lease agreements for periods, including options for extensions, ending no later than 2044. The Company also leases motor vehicles under various operating leases, which expire on various dates, the latest of which is in 2031.
Pledged deposits and bank guarantees. As of June 30, 2026 and December 31, 2025, the Company pledged bank deposits of $5,586 and $5,114, respectively, to cover bank guarantees in respect of its leases of operating facilities and obtained bank guarantees for the fulfillment of the Company’s lease and other contractual commitments of $6,061 and $5,554, respectively.

NOTE 5: LONG-TERM DEBT, NET
a.Senior secured credit facility, net
On May 1, 2024 Novocure Luxembourg S.a.r.l. ("Borrower"), a wholly-owned subsidiary of the Company, entered into a five-year senior secured credit facility of up to $400,000 (the "Facility") with BPCR Limited Partnership and BioPharma Credit Investments V (Master) LP (collectively, the "Lenders"), BioPharma Credit PLC, as collateral agent for the Lenders, and the guarantors party to such agreement (the "Loan Agreement"). The Facility could be drawn in up to four drawings. The Loan Agreement provides for an initial term loan in the principal amount of $100,000 (the "Tranche A Loan"), which was funded to the Borrower on May 1, 2024 (the "Tranche A Funding Date"). Under the Loan Agreement, the Borrower was required to draw $100,000 on the Facility on or before September 30, 2025 (the "Tranche B Loan"), which was drawn down on that date. Not later than December 31, 2025, the Borrower had the option to draw an additional $100,000 of the Facility (the "Tranche C Loan"). In addition, not later than March 31, 2026, the Borrower had the option to draw an additional $100,000 of the Facility (the "Tranche D Loan"). As of June 30, 2026, the Company has borrowed the Tranche A Loan and the Tranche B Loan in the aggregate principal amount of $200,000. The Company did not did not give notice of its intent to borrow the Tranche C Loan. As a result, the Company no longer has the ability to borrow the Tranche C or Tranche D Loans. The obligations under the Loan Agreement are guaranteed by certain of the Company's subsidiaries and secured by a first lien on the Borrower's and certain of the Company's other subsidiaries’ assets. Outstanding term loans under the Loan Agreement will bear interest at an annual rate equal to 6.25% plus the three-months SOFR (subject to a 3.25% floor), payable quarterly in arrears and calculated on the basis of actual days elapsed in a 360-day year. The Borrower paid 2.5% of additional consideration on each principal draw, with payment for the Tranche A Loan and the Tranche B Loan paid on the Tranche A Funding Date. Principal under the Facility will be repaid in eight equal quarterly repayments commencing with the third quarter of 2027 and continuing each quarter thereafter, with the final payment of outstanding principal due on the fifth anniversary of the Tranche A Funding Date. Voluntary prepayment of all, but not less than all, of the term loans outstanding is permitted at any time, subject to make-whole and prepayment premiums as set forth in the Loan Agreement. Prepayment of all term loans outstanding, subject to make-whole and prepayment premiums, is due and payable upon a change-in-control as defined in the Loan Agreement. Make-whole and prepayment premiums are due and payable for the Tranche B Loans for any voluntary prepayment of the term loans outstanding, upon a change-in-control (as defined in the Loan Agreement), and upon any acceleration of the maturity date, in each case regardless of whether the Tranche B Loan is drawn.

	June 30, 2026	December 31, 2025
	Unaudited	Audited
Liability component, net:
Principal amount	$200,000	$200,000
Unamortized issuance costs	(4,109)	(4,953)
Net carrying amount of liability component (1)	$195,891	$195,047
(1) An effective interest rate determines the fair value of the Notes, therefore they are categorized as Level 3 in accordance with ASC 820. The estimated fair value of the net carrying amount of liability component of the Notes as of June 30, 2026 and December 31, 2025 were $208,923 and $215,538, respectively.
The net carrying amount of the liability is represented by the principal amount of the Notes, less total issuance costs plus any amortization of issuance costs. The total issuance costs upon issuance of the Notes were $6,177 and are amortized to interest expense using the effective interest rate method over the contractual term of the Notes. For purposes of calculating the net carrying amount, the annual effective interest rate is assumed to be 11.7% over the remaining contractual term of the Notes.
Finance expense related to the Facility was as follows:

	Three months ended June 30,		Six months ended June 30,		Year ended December 31,
	2026	2025	2026	2025	2025
	Unaudited		Unaudited		Audited
Interest	5,026	2,666	9,982	5,306	13,374
Amortization of debt issuance costs	430	159	844	309	846
Total finance expense recognized	$5,456	$2,825	$10,826	$5,615	$14,220

NOTE 6: REVENUE RECOGNITION
a.     Net revenues
The Company’s net revenues by geographic region, based on the patient’s location are summarized as follows:

	Three months ended June 30,		Six months ended June 30,		Year ended Year ended December 31,
	2026	2025	2026	2025	2025
United States	$102,955	$94,261	$198,911	$187,415	$385,632
International markets:
Germany	23,341	19,074	47,845	37,792	79,407
France	21,347	18,416	44,225	36,275	76,189
Japan	11,780	9,484	22,023	18,193	37,786
Other international markets	18,205	12,979	33,884	24,916	56,898
International markets - Total	74,673	59,953	147,977	117,176	250,280

Greater China (1)	5,956	4,591	10,751	9,208	19,441

Total net revenues	$183,584	$158,805	$357,639	$313,799	$655,353
(1) For additional information, see Notes 12 and 13 to the Consolidated Financial Statements in the 2025 10-K.

The Company's net revenues by performance period are as follows:

	Three months ended June 30,		Six months ended June 30,		Year ended December 31,
	2026	2025	2026	2025	2025
Net revenues recognized in the reporting period from performance obligations satisfied in:
Reporting period	$174,813	$150,954	$343,986	$296,970	$632,358
Previous periods	8,771	7,851	13,653	16,829	22,995
Total net revenues	$183,584	$158,805	$357,639	$313,799	$655,353
b.     Contract balances
The following table provides information about trade receivables, unbilled receivables and contract liabilities from contracts with customers:

	June 30, 2026	December 31, 2025
	Unaudited	Audited
Trade receivables	$91,459	$81,648
Unbilled receivables	$7,672	$7,787
Deferred revenues (short-term contract liabilities)	$(16,866)	$(15,948)
During the six months ended June 30, 2026 and 2025 and the year ended December 31, 2025 the Company recognized $15,948, $14,225 and $14,225, respectively, which were included in the deferred revenues (short-term contract liability) balance at January 1, 2026 and 2025.

NOTE 7: SHARE OPTION PLANS AND ESPP
In April 2024, the Company adopted the 2024 Omnibus Incentive Plan (the "2024 Plan"), which replaced the 2015 Omnibus Incentive Plan (the "2015 Plan"). Effective June 3, 2026, the 2024 Plan was amended following approval from the Company's shareholders to add an additional 9,000,000 ordinary shares eligible for grant under the 2024 Plan. Under the 2024 Plan, the Company can issue various types of equity compensation awards such as share options, restricted shares, performance shares, restricted share units (“RSUs”), performance-based share units (“PSUs”), long-term cash awards and other share-based awards. The total number of shares of the Company’s ordinary shares that may be granted under the 2024 Plan consists of (i) 17,566,982 ordinary shares plus (ii) the number of undelivered shares subject to outstanding awards under the 2015 Plan that become available for future awards under the 2024 Plan as provided for in the 2024 Plan.
Options granted under the 2024 Plan generally will have a two-year or four-year vesting period and expire ten years after the date of grant. Options granted under the 2015 Plan and 2024 Plan that are canceled or forfeited before expiration become available for future grants under the 2024 Plan. RSUs granted under the 2024 Plan generally will vest over a three-year period. PSUs granted under the 2024 Plan generally will vest between a three - and six-year period as performance targets are attained. The 2024 Plan provides that all share-based awards have a minimum one-year vesting period from the date of grant, except for awards to non-employee directors that vest on the earlier of the first anniversary of the date of grant or the next annual general meeting of shareholders (not less than 50 weeks after grant), and other exceptions granted by the Compensation Committee of the Board of Directors, up to a maximum of five percent (5%) of the available share pool. RSUs and PSUs granted under the 2015 Plan and 2024 Plan that are canceled before expiration become available for future grants under the 2024 Plan.
As of June 30, 2026, 13,142,164 ordinary shares were available for grant under the 2024 Plan.
A summary of the status of the Company’s option plans as of June 30, 2026 and changes during the period then ended is presented below:

	Six months ended June 30, 2026
	Unaudited
	Number of options	Weighted average exercise price
Outstanding at beginning of year	10,827,353	$29.93
Granted	992,929	13.69
Exercised	(209,216)	13.60
Forfeited and canceled	(1,058,071)	25.77
Outstanding as of June 30, 2026	10,552,995	$29.14

Exercisable options	7,437,725	$33.95
A summary of the status of the Company’s RSUs and PSUs as of June 30, 2026 and changes during the period then ended is presented below.

	Six months ended June 30, 2026
	Unaudited
	Number of RSU/PSUs	Weighted average grant date fair value
Unvested at beginning of year	13,134,654	$23.67
Granted	4,952,953	13.42
Vested	(3,552,865)	22.82
RSUs withheld for tax liabilities	(40,950)	31.25
Forfeited and cancelled	(3,362,496)	36.64
Unvested as of June 30, 2026 (1)	11,131,296	15.43

(1) Includes PSUs that have a mix of service, market and other milestone performance vesting conditions which are vested upon achievements of performance milestones that are not probable as of June 30, 2026, in accordance with ASC 718 "Compensation - Stock Compensation" as follows:

June 30, 2026
Number of PSUs	Fair value at grant date per PSU	Total fair value at grant date
894,375	$13.48	$12,056
49,079	14.99	736
373,003	16.30	6,080
572,072	18.19	10,406
1,888,529		$29,278
These PSUs will be expensed over the performance period when the vesting conditions become probable in accordance with ASC 718.
In February 2025, the Company adopted the 2025 Novocure Employee Share Purchase Plan ("ESPP"), effective June 4, 2025 (the "ESPP Effective Date"), following approval from the Company's shareholders. The ESPP replaced the Company's expiring prior employee share purchase plan, which was adopted in 2015 (the "Prior ESPP"). The purpose of the ESPP is to encourage and enable eligible employees to acquire ownership of the Company’s ordinary shares purchased through accumulated payroll deductions on an after-tax basis. The total number of shares of the Company’s ordinary shares that may be issued under the ESPP is 6,366,651 shares. In the United States, the ESPP is intended to be an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code and the provisions of the ESPP are construed in a manner consistent with the requirements of such section. As of June 30, 2026, 6,040,676 ordinary shares were available to be purchased by eligible employees under the ESPP.
The fair value of share-based awards was estimated using the Black-Scholes model for all equity grants. For market condition awards, the Company also applied the Monte-Carlo simulation model. The Company assessed fair value using the following underlying assumptions:

	Six months ended June 30,		Year ended December 31, 2025
	2026	2025
	Unaudited		Audited
Stock Option Plans
Expected term (years)	5.50-5.84	5.50-5.79	5.50-5.79
Expected volatility	77%-79%	75%-77%	75%-77%
Risk-free interest rate	3.68%-4.13%	4.01%-4.02%	4.01%-4.02%
Dividend yield	0.00%	0.00%	0.00%
ESPP
Expected term (years)	0.50	0.50	0.50
Expected volatility	62%	89%	56%-89%
Risk-free interest rate	3.52%	4.16%	4.16%-4.20%
Dividend yield	0.00%	0.00%	0.00%
The total non-cash share-based compensation expense related to all of the Company’s equity-based awards recognized for the three and six months ended June 30, 2026 and 2025, and the year ended December 31, 2025 was:

	Three months ended June 30,		Six months ended June 30,		Year ended December 31, 2025
	2026	2025	2026	2025
	Unaudited		Unaudited		Audited
Cost of revenues	$537	$973	$1,136	$2,075	$3,627
Research, development and clinical studies	4,032	5,787	8,058	11,988	25,538
Sales and marketing	3,987	5,358	8,284	13,875	27,121
General and administrative (1)	8,456	14,025	62,543	27,757	48,546
Total share-based compensation expense	$17,012	$26,143	$80,021	$55,695	$104,832
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
The following table sets forth the computation of the Company’s basic and diluted net income (loss) per ordinary share:

	Three months ended June 30,		Six months ended June 30,		Year ended December 31, 2025
	2026	2025	2026	2025
	Unaudited		Unaudited		Audited
Net income (loss) attributable to ordinary shares as reported used in computing basic and diluted net income (loss) per share	$(15,658)	$(40,139)	$(86,796)	$(74,458)	$(136,227)

Weighted average number of ordinary shares used in computing diluted net income (loss) per share	116,012,397	111,572,191	115,106,850	110,930,576	111,471,991

Potentially anti-dilutive shares that were excluded from the computation of basic net income (loss) per share:
Options	8,345,038	9,069,460	8,945,746	8,902,549	9,297,875
RSUs and PSUs	4,293,924	4,365,034	3,964,327	4,899,273	4,781,731
ESPP	187,717	141,192	187,717	141,192	208,854
Weighted anti-dilutive shares outstanding which were not included in the diluted calculation	12,826,679	13,575,686	13,097,790	13,943,014	14,288,460

Basic and diluted net income (loss) per ordinary share	$(0.13)	$(0.36)	$(0.75)	$(0.67)	$(1.22)

NOTE 9: SUPPLEMENTAL INFORMATION
The Company operates in a single reportable segment.
The following table presents long-lived assets by location:

	June 30, 2026	December 31, 2025
	Unaudited	Audited
United States	$66,036	$65,669
Switzerland	46,068	48,125
Israel	12,999	14,059
Others	20,637	19,146
Total long lived assets	$145,740	$146,999

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist you in better understanding and evaluating our financial condition and results of operations. We encourage you to read this MD&A in conjunction with our unaudited consolidated financial statements and the notes thereto for the period ended June 30, 2026 included in Part I, Item 1 of this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Please refer to the information under the heading “Cautionary Note Regarding Forward-Looking Statements” elsewhere in this report. References to the words “we,” “our,” “us,” and the “Company” in this report refer to NovoCure Limited, including its consolidated subsidiaries.
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
Overview
We are a global oncology company with a proprietary platform technology called Tumor Treating Fields ("TTFields"), which are electric fields that exert physical forces to kill cancer cells. Our therapy is delivered through a medical device. Our key priorities are to drive commercial adoption of Optune Gio®, Optune Lua®, and Optune Pax® (collectively, our "Products"), our commercial TTFields therapy devices, obtain regulatory approval to market TTFields therapy devices in new indications, such as brain metastases from non-small cell lung cancer ("NSCLC"), and to advance clinical and product development programs intended to extend overall survival in some of the most aggressive forms of cancer.
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
Optune Pax is approved by the FDA under the PMA pathway for the treatment of adult patients with locally advanced pancreatic cancer concurrent with gemcitabine and nab-paclitaxel. We also have a CE certificate to market Optune Pax for the treatment of adult patients with locally advanced pancreatic cancer of exocrine origin, concomitant with gemcitabine and nab-paclitaxel in accordance with guideline recommendations. We have submitted the regulatory application required to market Optune Pax in Japan.
We market our Products in multiple countries around the globe with the majority of our revenues coming from the use of Optune Gio in the U.S., Germany, France and Japan. We are actively evaluating opportunities to expand access to Optune Gio, Optune Lua and Optune Pax in additional international markets.
We have established coverage policies with both public and private payers for the use of Optune Gio in our active markets. In March, we announced the approval of a national reimbursement coverage policy in Japan for the use of Optune Lua for the treatment of NSCLC. We are actively pursuing coverage policies with payers to expand access to our Products and in the meantime we will bill and seek reimbursement from payers on an individual case basis, as applicable.
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
In June, we announced topline results from the Phase 3 TRIDENT trial ("TRIDENT"), evaluating the initiation of TTFields therapy at the start of chemoradiation ("Early Start Arm") compared to initiation of TTFields therapy during the maintenance phase of treatment ("Maintenance Start Arm"), following completion of chemoradiation, for the treatment of newly diagnosed GBM. TRIDENT did not show a statistically significant improvement in the primary endpoint of overall survival. Patients randomized to the Early Start Arm demonstrated a median overall survival of 17.7 months compared to 17.5 months in the Maintenance Start Arm (HR 0.953; p=0.519). Survival results in both study arms were durable over a long-term period. One-, two-, and three-year survivals rates in the Early Start Arm were 70.9%, 33.9%, and 22.5%, respectively, and 72.0%, 31.6%, and 18.4%, respectively, in the Maintenance Start Arm. TTFields therapy was well-tolerated and device related safety was consistent with prior clinical studies. Full results from the TRIDENT trial have been accepted for presentation at the American Society for Radiation Oncology 2026 Annual Meeting.
In June, we announced that we received a CE certificate to market Optune Pax for the first-line treatment of locally advanced pancreatic cancer of exocrine origin, concomitant with gemcitabine and nab-paclitaxel (gem/nab-pac) in accordance with guideline recommendations. The CE Mark is supported by data from the Phase 3 PANOVA-3 trial ("PANOVA-3"), which demonstrated a statistically significant improvement in median OS for patients treated with Optune Pax and gem/nab-pac, compared to patients who received gem/nab-pac alone, while also significantly extending time to pain progression. Because the use of gem/nab-pac may vary by market, the approved CE certificate intended purpose for Optune Pax includes a reference to guideline recommendations to account for local differences. We began certifying prescribing physicians for Optune Pax in Germany in July.
We believe the physical mechanisms of action behind TTFields therapy may be broadly applicable to solid tumor cancers. We have several ongoing clinical trials which further explore the use of TTFields therapy in these solid tumor cancers, including our Phase 3 KEYNOTE D58 trial in GBM, which we expect to complete enrollment by the end of 2026, and our Phase 3 LUNAR-2 trial in NSCLC. We anticipate expanding our clinical pipeline over time to study the safety and efficacy of TTFields therapy for our existing and additional solid tumor indications and for use together with other cancer treatment modalities.

We are exploring options to modify our LUNAR-2 trial design with the goals of compressing the timeline to completion and significantly reducing costs. We anticipate engaging with regulators in the coming months regarding potential protocol revisions to streamline the trial’s primary endpoints with the goal of reducing the patient sample size.
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
We view our operations and manage our business in one operating segment. For the three and six months ended June 30, 2026, our net revenues were $183.6 million and $357.6 million, respectively. Our net loss for the three and six months ended June 30, 2026 was $15.7 million and $86.8 million. As of June 30, 2026, we had an accumulated deficit of $1,377.2 million.
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

Commentary on Results of Operations
Net revenues. Our revenues are primarily derived from patients using our Products in our active markets. We charge for treatment with our Products on a monthly basis. Our potential net revenues per patient are determined by our ability to secure payment, the monthly fee we collect and the number of months that the patient remains on therapy. In the case of a new indication launch such as Optune Pax, it can take time for us to generate the claims history needed for a reasonable estimate of collections that will enable us to recognize revenues upon billing without waiting for a final collection of the claim. Until that time, our revenue from pancratic cancer claims will be recognized in the period of cash collection.
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

Results of Operations
The following discussion provides an analysis of our results of operations and reasons for material changes therein for the three and six months ended June 30, 2026 as compared to the three and six months ended June 30, 2025. The tables contained in this section report U.S. dollars in thousands (except share, patient, and prescription data). The following table sets forth our consolidated statements of operations data:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	Unaudited		Unaudited
Net revenues	$183,584	$158,805	$357,639	$313,799
Cost of revenues	41,106	41,472	80,035	79,993
Gross profit	142,478	117,333	277,604	233,806

Operating costs and expenses:
Research, development and clinical studies	51,448	55,833	109,784	109,610
Sales and marketing	61,684	57,066	120,041	112,858
General and administrative	39,908	43,955	125,761	88,724
Total operating costs and expenses	153,040	156,854	355,586	311,192

Operating income (loss)	(10,562)	(39,521)	(77,982)	(77,386)
Financial income (expenses), net	(1,890)	4,542	(3,728)	12,112

Income (loss) before income taxes	(12,452)	(34,979)	(81,710)	(65,274)
Income taxes	3,206	5,160	5,086	9,184
Net income (loss)	$(15,658)	$(40,139)	$(86,796)	$(74,458)

Basic and diluted net income (loss) per ordinary share	$(0.13)	$(0.36)	$(0.75)	$(0.67)
Weighted average number of ordinary shares used in computing basic and diluted net income (loss) per share	116,012,397	111,572,191	115,106,850	110,930,576
As a result of FDA approval of Optune Pax during the first quarter, we incurred a non-cash general and administrative expense of approximately $43,406 related to 901,284 PSUs granted in March 2020 to an executive officer that were expensed for U.S. GAAP purposes, but not actually converted to Ordinary Shares and distributed to the executive officer. These PSUs are now cancelled.

The following table details the share-based compensation expense included in costs and expenses:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	Unaudited		Unaudited
Cost of revenues	$537	$973	$1,136	$2,075
Research, development and clinical studies	4,032	5,787	8,058	11,988
Sales and marketing	3,987	5,358	8,284	13,875
General and administrative	8,456	14,025	62,543	27,757
Total share-based compensation expense	$17,012	$26,143	$80,021	$55,695

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
The following table includes certain commercial operating statistics for and as of the end of the periods presented.

	June 30,
	2026				2025
	Optune Gio	Optune Lua	Optune Pax	Total	Optune Gio	Optune Lua	Optune Pax	Total
Active patients at period end
United States	2,341	99	285	2,725	2,177	98	—	2,275
International markets:
Germany	637	38	—	675	581	33	—	614
France	471	1	—	472	453	—	—	453
Japan	553	64	—	617	451	—	—	451
Other international	634	5	—	639	532	6	—	538
International markets - Total	2,295	108	—	2,403	2,017	39	—	2,056

	4,636	207	285	5,128	4,194	137	—	4,331

Prescriptions are an indicator of new indication adoption during the first year of product launch. As such, we are no longer reporting new prescriptions received in indications which have been commercially available for more than one year (GBM, NSCLC, MPM). Prescriptions received for the treatment of pancreatic cancer will be provided for a one-year period following launch.

	Three months ended	Six months ended
	June 30, 2026
Prescriptions received in period (1)
United States	418	586
International markets:
Germany	—	1
France	—	—
Japan	—	—
Other international	—	—
International markets - Total	—	1

	418	587
(1)    A "prescription received" is a commercial order for Optune Pax that is received from a physician certified to treat patients with our Products for a patient not previously on Optune Pax. Orders to renew or extend treatment are not included in this total.

Three and six months ended June 30, 2026 compared to three and six months ended June 30, 2025

	Three months ended June 30,			Six months ended June 30,
	2026	2025	% Change	2026	2025	% Change
Net revenues	$183,584	$158,805	16%	$357,639	$313,799	14%
Net revenues. Net revenues increased 16% to $183.6 million for the three months ending June 30, 2026 from $158.8 million for the same period in 2025. For the three months ended June 30, 2026 the net revenue increase primarily resulted from $16.1 million in growth from international markets and $8.7 million from the United States, collectively driven primarily by 18% active patient growth globally. In the quarter, there were $2.8 million in one-time revenue benefits included in the aforementioned market increases, consisting of $1.3 million from Germany related to approval rate increases and aged collections, $0.9 million from the United States from a lower annual deductible impact, and $0.6 million in France related to performance improvements. Recognized revenue from Optune Lua and Optune Pax in the quarter was $5.4 million and $1.6 million respectively, versus $2.4 million and $0.0 million in the same period last year.
For the six months ended June 30, 2026, the increase primarily resulted from $32.3 million in growth from international markets due to 17% active patient growth and reimbursement improvements and $11.5 million from the United States due to 20% active patient growth. The overall increase includes $6.1 million of exchange rate benefits.

	Three months ended June 30,			Six months ended June 30,
	2026	2025	% Change	2026	2025	% Change
Cost of revenues	$41,106	$41,472	(1)%	$80,035	$79,993	—%
Cost of revenues. For the three months ended June 30, 2026, the decrease in cost of revenues was primarily due to a $4.9 million tariff refund and $2.8 million of lower array costs, mainly resulting from improved array utilization and manufacturing efficiencies, mostly offset by 18% growth in active patients.
For the six months ended June 30, 2026, the cost of revenues were flat versus prior year primarily due to the aforementioned tariff refund and $6.9 million lower costs of arrays mainly resulting from improved array utilization and manufacturing efficiencies, fully offset by the active patient growth.
Excluding sales to Zai, cost of revenues per active patient per month was $2,483 for the three months ended June 30, 2026, a decrease of 16% from $2,970 for the same period in 2025, primarily due to the tariff refund, lower array utilization and manufacturing efficiencies. Cost of revenues per active patient is calculated by dividing the cost of revenues for the quarter less equipment sales to Zai for the quarter by the average of the active patients at the end of the prior quarter and the ending active patients in the current quarter. This quarterly figure is then divided by three to estimate the monthly cost of revenues per active patient. Sales to Zai are deducted because they are sold at cost and in anticipation of future royalties from Zai, and Zai patient counts are not included in our active patient population. Cost of products sold to Zai totaled $4.2 million and $7.4 million for the three and six months ended June 30, 2026 compared to $3.2 million and $6.5 million for the three and six months ended June 30, 2025.
Gross margin was 78% for the three months ended June 30, 2026 compared to 74% for the three months ended June 30, 2025. The improvement in gross margin is primarily due to 18% active patient growth while decreasing the cost of revenues by 1%. We expect that our gross margins will continue to be impacted by our launches in NSCLC and pancreatic cancer, as well as by the changing tariff landscape. We continue to focus on opportunities to increase efficiencies and scale within our supply chain. This includes evaluating new materials, manufacturers, and processes that could lead to lower costs.

Operating Expenses.

	Three months ended June 30,			Six months ended June 30,
	2026	2025	% Change	2026	2025	% Change
Research, development and clinical studies	$51,448	$55,833	(8)%	$109,784	$109,610	—%
Sales and marketing	61,684	57,066	8%	120,041	112,858	6%
General and administrative	39,908	43,955	(9)%	125,761	88,724	42%
Total operating expenses	$153,040	$156,854	(2)%	$355,586	$311,192	14%
Research, development and clinical study expenses. Research, development and clinical study expenses decreased 8% to $51.4 million for the three months ended June 30, 2026 from $55.8 million for the same period in 2025. For the three months ended June 30, 2026, the change was primarily due to a $5.5 million decrease in direct clinical trial expenses from the completion of older clinical studies more than offsetting cost increases in newer studies, such as KEYNOTE D58, and a $1.8 million decrease in share-based compensation, partially offset by a $0.9 million increase in engineering expenses and a $0.7 million increase in preclinical expenses.
For the six months ended June 30, 2026, research, development and clinical expenses were flat versus prior year primarily due to a $4.2 million decrease in direct clinical trial expenses and a $3.9 million decrease in share-based compensation expenses, offset primarily by a $2.9 million increase in engineering expenses, a $1.2 million increase in preclinical expenses and a $1.2 million increase in regulatory expenses.
Total research and development expenses can fluctuate quarter-to-quarter dependent upon the amount of clinical research organization services delivered, clinical materials procured and the number of trials actively underway within a given quarter.
Sales and marketing expenses. Sales and marketing expenses increased 8% to $61.7 million for the three months ended June 30, 2026 from $57.1 million for the same period in 2025. For the three and six months ended June 30, 2026, the change was mainly driven by a $5.5 million and a $9.5 million increase, in sales and marketing efforts related to the Optune Pax launch in the United States and Optune Lua launch in Japan, respectively, partially offset by $1.4 million and $5.6 million, respectively, lower share-based compensation expenses.
General and administrative expenses. General and administrative expenses decreased 9% to $39.9 million for the three-month period ended June 30, 2026 from $44.0 million for the same period in 2025. For the three months ended June 30, 2026, these changes were primarily due to $5.6 million lower share-based compensation expenses partially offset by $1.6 million of higher personnel and professional expenses to support business growth.
For the six months ended June 30, 2026, the changes were primarily due to $34.8 million higher share-based compensation expenses, resulting primarily from approximately $43.4 million related to PSUs granted in March 2020 to an executive officer that were expensed according to U.S. GAAP as a result of the FDA approval of Optune Pax, but not distributed. Additionally, excluding share based compensation expenses, there was a $2.3 million increase in general and administrative expenses resulting from a $4.6 million increase in personnel and professional service expenses to support multiple launches, partly offset by a one-time expense of $2.3 million recognized in the same period last year for the retirement of a production line.

	Three months ended June 30,			Six months ended June 30,
	2026	2025	% Change	2026	2025	% Change
Financial income (expenses), net	$(1,890)	$4,542	(142)%	$(3,728)	$12,112	(131)%
Financial income (expenses), net. Financial income decreased by $6.4 million or 142% from $4.5 million in income for the three months ended June 30, 2025 to an expense of $1.9 million for the same period in 2026, primarily due to a $6.4 million decrease in interest income on our investments driven by the repayment upon maturity in November 2025 of our 0% coupon convertible notes, $2.4 million of higher interest expenses related to our senior secured credit facility driven by our borrowing of Tranche B in September 2025, offset by a $1.7 million decrease in foreign currency exchange expenses.

For the six months ended June 30, 2026, financial income decreased by $15.8 million or 131% from $12.1 million in income for the six months ended June 30, 2025 to an expense of $3.7 million for the same period in 2026, primarily. due to a $13.5 million decrease in interest income on our investments and, $4.7 million of higher interest expenses related to our senior secured credit facility, offset by a $1.2 million decrease in foreign exchange currency loss and a $1.1 million decrease in amortization expenses related to debt.

	Three months ended June 30,			Six months ended June 30,
	2026	2025	% Change	2026	2025	% Change
Income taxes	$3,206	$5,160	(38)%	$5,086	$9,184	(45)%
Income taxes. Income taxes decreased 38% to $3.2 million for the three months ended June 30, 2026 from $5.2 million for the same period in 2025 and decreased 45% to $5.1 million for the six months ended June 30, 2026 from $9.2 million for the same period in 2025. For the three months ended June 30, 2026, the decrease was primarily attributable a $0.9 million reduction in tax expense associated with intercompany interest income and a $0.8 million increase in current tax benefits related to share-based compensation.

For the six months ended June 30, 2026, the decrease was primarily attributable to a $2.0 million reduction in tax expense associated with intercompany interest income and a $1.7 million decrease related to prior-period reserves, partially offset by a $0.6 million decrease in current tax benefits related to share-based compensation.
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

	Three months ended June 30,			Six months ended June 30,
	2026	2025	% Change	2026	2025	% Change
Net income (loss)	$(15,658)	$(40,139)	(61)%	$(86,796)	$(74,458)	17%
Add: Income tax	3,206	5,160	(38)%	5,086	9,184	(45)%
Add: Financial expenses (income), net	1,890	(4,542)	(142)%	3,728	(12,112)	(131)%
Add: Depreciation and amortization	4,307	3,444	25%	8,431	6,769	25%
EBITDA	$(6,255)	$(36,077)	(83)%	$(69,551)	$(70,617)	(2)%
Add: Share-based compensation	17,012	26,143	(35)%	80,021	55,695	44%
Adjusted EBITDA	$10,757	$(9,934)	(208)%	$10,470	$(14,922)	(170)%
Adjusted EBITDA increased to a gain of $10.8 million for the three months ended June 30, 2026 from a loss of $9.9 million for the same period in 2025. For three months ended June 30, 2026, the change in adjusted EBITDA was primarily driven by revenue growth, cost of revenue efficiency improvements and tariff refunds, partially offset by increasing costs for new indications. The revenue increase drove a $25.1 million increase in gross profit. The gross profit increase was partially offset by increased operating expenses, primarily due to our launches in pancreatic cancer and NSCLC. We intend to take actions that prioritize growth and maintain financial health and flexibility as we position our company for future profitability.

Liquidity and Capital Resources
We have incurred significant losses and cumulative negative cash flows from operations since our founding in 2000. As of June 30, 2026, we had an accumulated deficit of $1,377.2 million. To date, we have primarily financed our operations through the exercise of options, issuance and sale of equity and the proceeds from long-term loans.

At June 30, 2026, we had $440.6 million in cash, cash equivalents and short-term investments, a decrease of $7.1 million compared to $447.7 million at December 31, 2025, primarily attributable to net cash used in operations. We believe our cash, cash equivalents and short-term investments as of June 30, 2026 are sufficient for our operations for at least the next 12 months based on our existing business plan and our ability to control the timing of significant expense commitments. We expect that our operating expenses will continue to increase over the next several years and may outpace our gross profit as we prepare to expand into additional indications. As a result, we may need to raise additional capital to fund our operations.
The following summary of our cash flows for the periods indicated has been derived from our unaudited consolidated financial statements, which are included elsewhere in this Quarterly Report:

	Six months ended June 30,
	2026	2025	Change	% Change
Net cash provided by (used in) operating activities	$(5,385)	$(51,601)	$46,216	(90)%
Net cash provided by (used in) investing activities	1,369	29,514	(28,145)	(95)%
Net cash provided by (used in) financing activities	4,382	7,634	(3,252)	(43)%
Effect of exchange rate changes on cash and cash equivalents	(138)	492	(630)	(128)%
Net increase (decrease) in cash, cash equivalents and restricted cash	$228	$(13,961)	$14,189	(102)%
Operating activities. Net cash used in or provided by operating activities represents our net income (loss) for the periods presented. Adjustments to net income (loss) for non-cash items include share-based compensation and accrued interest, depreciation, amortization and asset write-downs. Operating cash flows are also impacted by changes in working capital as a result of changes in inventories, collections from trade receivables and payments of accounts payables and by changes in other long term assets and liabilities.
Net cash used in operating activities decreased by $46.2 million from $51.6 million net cash used in operating activities for the six months ended June 30, 2025 to $5.4 million net cash used in operating activities for the six months ended June 30, 2026. This was primarily the result of a $24.3 million increase in share based compensation, a $20.3 million decrease in accounts receivable and prepaid expenses, and a $12.0 million increase in accounts payables and accrued expenses, offset by a $5.4 million decrease in other long-term liabilities.
Investing activities. Our investing activities consist primarily of investments in and redemptions of our short-term investments as well as investments in property and equipment.
Net cash provided by investing activities was $1.4 million for the six months ended June 30, 2026, compared to $29.5 million net cash provided by investing activities for the six months ended June 30, 2025. The $1.4 million net cash provided by investing activities for the six months ended June 30, 2026 was primarily attributable to $13.4 million of net proceeds of short term investments offset by the purchase of $12.1 million of property and equipment. The $29.5 million net cash used in investing activities for the six months ended June 30, 2025 was primarily attributable to $45.6. million of net proceeds of short-term investments offset by the purchase of $16.1 million of property and equipment.
Financing activities. Net cash provided by financing activities was $4.4 million for the six months ended June 30, 2026, as compared to $7.6 million provided by financing activities for the six months ended June 30, 2025. The $4.4 million net cash provided by financing activities for the six months ended June 30, 2026 was primarily attributable to the proceeds from the issuance of shares and the exercise of options. The $7.6 million provided by financing activities for the six months ended June 30, 2026 was primarily attributable to the exercise of options under the Company's share option plan.
Senior Secured Term Loan Credit Facility
On May 1, 2024 Novocure Luxembourg S.a.r.l. ("Borrower"), our wholly-owned subsidiary, entered into a five-year senior secured credit facility of up to $400.0 million (the "Facility") with BPCR Limited Partnership and BioPharma Credit Investments V (Master) LP (collectively, the "Lenders"), BioPharma Credit PLC, as collateral agent for the Lenders, and the guarantors party to such agreement (the "Loan Agreement"). The Facility could be drawn in up to four drawings. The Loan Agreement provides for an initial term loan in the principal amount of $100.0 million (the "Tranche A Loan"), which was funded to the Borrower on May 1, 2024 (the "Tranche A Funding Date"). Under the Loan Agreement, the Borrower was required to draw $100.0 million on the Facility on or before September 30, 2025 (the "Tranche B Loan"). Not later than December 31, 2025, the Borrower had the option to give notice of its intent to draw an additional $100.0 million of the Facility (the "Tranche C Loan"). In addition, not later than March 31, 2026, the Borrower had the option to to draw an additional $100.0 million of the Facility (the "Tranche D Loan"). As of June 30, 2026, we have borrowed the Tranche A Loan and the Tranche B Loan in the aggregate principal amount of $200.0 million. We did not give notice of our intent to borrow the Tranche C Loan. As a result, we no longer have the ability to borrow the Tranche C or Tranche D Loans.
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
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
During the three-month period ending June 30, 2026, neither we nor any of our executive officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that are intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) promulgated under the Securities Exchange Act of 1934, as amended or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 6.  Exhibits
EXHIBIT INDEX

Exhibit Number		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Date	Number
10.1	NovoCure Limited Amended and Restated 2024 Omnibus Incentive Plan#	8-K	June 5, 2026	10.1
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X
32.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X
32.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X
101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Extension Presentation Linkbase Document				X
104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101)				X
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

NovoCure Limited

Date: July 23, 2026	/s/ Christoph Brackmann
Christoph Brackmann Chief Financial Officer (principal financial and accounting officer and duly authorized officer)